Form 10QSB
period 2001-09-30
REEL STAFF INC
filed 2001-11-14
CIK 1144879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from               to
                                              ---------------  ----------------

Commission File Number: 000-33305


                                Reel Staff, Inc.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               95-4863690
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 1402 Veteran Avenue, Suite B, California, 90024
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (323) 359.1531
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 13, 2001, there were 6,113,750 shares of the issuer's $.001 par value common stock issued and outstanding.

<




                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------








                                REEL STAFF, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                REEL STAFF, INC.
                          (a development stage company)

                                    CONTENTS





                                                                          PAGE
                                                                          ----
Financial Statements (Unaudited)

     Balance Sheet                                                         1

     Statements of Operations                                              2

     Statements of Changes in Stockholders' Equity                         3

     Statements of Cash Flows                                              4

     Notes to Financial Statements                                         5

                                REEL STAFF, INC.
                          (a development stage company)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)


                                     ASSETS
                                     ------
Current assets
   Cash                                                          $        3,303
    Accounts receivable, net of allowance of $-0-                           ---
                                                                 --------------

    Total current assets                                                  3,303

Other assets                                                                ---
                                                                 --------------

    Total assets                                                 $        3,303
                                                                 ==============




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable and accrued expenses                         $        1,000
                                                                 --------------

    Total current liabilities                                             1,000
                                                                 --------------

Stockholders' Equity
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0                                ---
                                                                 --------------

    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 6,113,750                          6,114
    Additional paid-in capital                                           11,661
    Deficit accumulated during the development stage                    (15,472)
                                                                 --------------

       Total stockholders' equity                                         2,303
                                                                 --------------

          Total liabilities and stockholders' equity             $        3,303
                                                                 ==============




                 See accompanying notes to financial statements.

                                REEL STAFF, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                         MAY 21, 2001
                                                              THREE MONTHS ENDED        (INCEPTION) -
                                                              SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                                              ------------------      ------------------
Revenues
   Production staffing                                             $      3,976          $         4,504
   Post-production staffing                                                 ---                      ---
    Less: returns and allowances                                            ---                      ---
                                                                   -------------           -------------

         Net revenues                                                     3,976                    4,504

Operating expenses
   Consulting services                                                      ---                    4,100
   Legal and professional fees                                            7,743                   13,973
   Marketing                                                              1,475                    1,475
   Office supplies and expense                                              393                      428
                                                                   -------------           -------------

    Total operating expenses                                              9,611                   19,976
                                                                   -------------           -------------

Loss from operations                                                     (5,635)                 (15,472)
                                                                   -------------           -------------

Provision for income tax expense (benefit)                                  ---                      ---
                                                                   -------------           -------------

Net loss/Comprehensive loss                                        $     (5,635)           $     (15,472)
                                                                   =============           =============

Net loss/comprehensive loss per common share ---
   basic and diluted                                               $       (---)           $        (---)
                                                                   =============           =============
Weighted average of common shares --- basic and diluted               6,113,750                5,989,851
                                                                   =============           =============




                See accompanying notes to financial statements.

                                REEL STAFF, INC.
                          (a development stage company)

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               MAY 21, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                   (UNAUDITED)

                                             Common Stock              Additional
                                     -----------------------------       Paid-In      Accumulated
                                         Shares          Amount          Capital         Deficit         Total
                                     --------------   -------------   --------------   --------------   -------------
Balance, May 21, 2001                          ---    $        ---    $         ---    $         ---    $        ---

Issuance of common stock,
  May 22, 2001                           5,500,000           5,500              ---              ---           5,500

Issuance of common stock,
  May 28, 2001                              10,000              10              190              ---             200

Issuance of common stock,
  June 13, 2001                            345,000             345            6,555              ---           6,900

Issuance of common stock,
  June 17, 2001                             30,000              30              570              ---             600

Issuance of common stock,
  June 28, 2001                            228,750             229            4,346              ---           4,575

Net loss/comprehensive loss                    ---             ---              ---           (9,837)         (9,837)
                                     --------------   -------------   --------------    -------------   -------------

Balance, June 30, 2001                   6,113,750           6,114           11,661           (9,837)          7,938
                                     --------------   -------------   --------------    -------------   -------------


Net loss/comprehensive loss                    ---             ---              ---           (5,635)         (5,635)
                                     --------------   -------------   --------------    -------------   -------------

Balance, September 30, 2001              6,113,750    $      6,114    $      11,661     $    (15,472)   $      2,303
                                     ==============   =============   ==============    =============   =============






                 See accompanying notes to financial statements.

                                REEL STAFF, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                   MAY 21, 2001
                                                                         THREE MONTHS ENDED        (INCEPTION) -
                                                                          SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                         -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $         (5,635)       $      (15,472)
   Adjustments  to  reconcile  net loss to net cash used in  operating activities
    Cost of consulting services paid with common stock                                   ---                 4,100
    Cost of legal services paid with common stock                                        ---                 1,600
    Changes in operating assets and liabilities                             ----------------      ----------------
       Increase (decrease) in accounts payable
         and accrued expenses                                                         (3,665)                 1,000
                                                                            ----------------      ----------------

          Net cash used by operating activities                                       (9,300)               (8,772)
                                                                            ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                     ---                   ---
                                                                            ----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                ---                12,075
                                                                            ----------------      ----------------

          Net cash provided by financing activities                                      ---                12,075
                                                                            ----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                        (9,300)                3,303

CASH AND CASH EQUIVALENTS, beginning of period                                        12,603                   ---
                                                                            ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of period                                    $          3,303      $          3,303
                                                                            ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION
    Income taxes paid                                                       $            ---      $           ---
                                                                            ================      ===============
    Interest paid                                                           $            ---      $           ---
                                                                            ================      ===============




                 See accompanying notes to financial statements.

                                REEL STAFF, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

           Reel Staff, Inc. (the "Company") provides production and post-production staffing services to film, video, and television production companies. The Company is headquartered in Los Angeles, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 and from May 21, 2001 (inception) through September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended June 30, 2001 included in the Company's registration statement filing on Form SB-2.


NOTE 3 - COMMON STOCK

           On May 22, 2001, the Company issued 3,900,000 shares of its common stock to its officers and founders for consulting services and 1,600,000 shares of its common stock to various individuals for legal services rendered in connection with the initial organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

           On May 28, 2001, the Company issued 10,000 shares of its common stock to an individual for consulting and design services. Since the Company had prepared a Private Placement Memorandum Offering (as described in the following paragraph), the Company utilized the value of its common stock associated with that offering of $0.02 per share. This amount was considered a reasonable estimate of fair value between the Company and the individual.

            On June 30, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on May 25, 2001, the Company issued 603,750 shares of its common stock at $0.02 per share for a total of $12,075 from June 13th - June 30th 2001.


NOTE 4 - RELATED PARTY TRANSACTIONS

         On May 22, 2001, the Company issued 3,900,000 shares of its common stock to it current officers for services as described in Note 3.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We provide staffing services to film, video and television production companies. Our staffing services consist of production services but we intend to expand those services to include postproduction work as well as talent and casting services. The services, skills and labor offered by us will generally include production assistants, as well as film and video crews, such as back line technicians, carpenters, lighting designers, lighting technicians, riggers, sound designers, stage and scenery designers and other skilled laborers.

Liquidity and Capital Resources. We had cash of $3,303 as at September 30, 2001. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets were approximately $3,303 and our total liabilities were approximately $1,000 as at September 30, 2001. Our sole liability at September 30, 2001, was represented by accounts payable and accrued expenses. Our President, Secretary, Director and principal shareholder, Renee McCracken, has also agreed to pay our expenses, for the time being, in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.
----------------------

Revenue. From May 21, 2001 (date of inception) to September 30, 2001, we realized revenues of approximately $3,976 from providing production staffing services. For the period from our inception on May 21, 2001 to September 30, 2001, we realized revenues of $4,504. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the quarter ended September 30, 2001, our total operating expenses were approximately $9,611. The majority of those expenses were represented by legal and professional fees of $7,743. Our total operating expenses from our inception on May 21, 2001 to September 30, 2001 were $19,976. For the quarter ended September 30, 2001, we experienced a net loss of approximately $5,635. From our inception on May 21, 2001 to September 30, 2001 we experienced a net loss of $15,472. We anticipate that we will continue to incur significant general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. We generated revenues of $4,504 from our inception on May 21, 2001 through September 30, 2001. In our management's opinion, to effectuate our business plan in the next twelve months, the following events must occur:

1. We must continue to provide production-staffing services including production assistants, coordinators and managers in order to generate revenues. We have provided services to Alta Vista Pictures, Palomar Pictures, NBC and various small production companies. During the first quarter of 2002, we expect that we will generate revenues of approximately $5,000 to $7,000 per month. Any revenues generated will be used to increase our marketing activities as well as expand our operations.

2. We must also increase the number of projects performed for existing customers. If we perform high quality services and provide competent staff to our current clients, we believe the number of projects will increase.

3. We must continue to develop relationships and market our staffing services. We currently market our services through the relationships and contacts of our President, Renee McCracken. Ms. McCracken has contacts in the entertainment industry and we have focused our marketing activities around those contacts and relationships. We need to develop additional relationships with various entertainment-related companies so that we can increase our customer base.

4. We must expand our marketing activities to further develop relationships with our clients and production companies. We hope to cultivate our existing and prospective relationships with our clients so that we can become their primary source for production staff. We believe that we can develop additional relationships with clients by diversifying our service offering to include casting services for film, television, and video productions.

We expect that, in the near term, our operating expenses will increase by approximately $1,000 per month. We will use the increased expenses for marketing and promotional activities.

We had cash of $3,303 as at September 30, 2001. In the opinion of management, available funds will satisfy our working capital requirements through January 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Reel Staff, Inc.,
                                          a Nevada corporation



November 14, 2001                By:      /s/  Renee McCracken
                                          -----------------------------------
                                          Renee McCracken
                                 Its:     President, Secretary, Director