Form 10KSB
period 2001-12-31
REEL STAFF INC
filed 2002-03-25
CIK 1144879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB






[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                           ------------------  ----------------

Commission File Number: 000-33305

                                Reel Staff, Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)

Nevada                                                               95-4863690
------                                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

1069 South Alfred Street, Los Angeles, California                         90035
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (323) 359-1531
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

          1402 Veteran Avenue, Suite B, Los Angeles, California, 90024
          ------------------------------------------------------------
                         (Former Address of Registrant)

Securities registered under Section 12(b) of the Act:

  Title of each class registered:    Name of each exchange on which registered:
  -------------------------------    ------------------------------------------

                None                                    None
                ----                                    ----

Securities registered under Section 12(g) of the Act:

                        Common Stock, Par Value $.001
                        -----------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $5,485.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 21, 2002, approximately $0.

As of March 21, 2002, there were 5,673,750 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                     [ ] Yes    [X] No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background.  We were incorporated in Nevada on May 21, 2001.

Our Business. We provide staffing services to film, video and television production companies. Our staffing services currently consist of providing production-staffing services including production assistants, coordinators and managers. Customers for our production-staffing services primarily include large to mid-sized companies engaged in movie and film production. We have provided production assistants and coordinators for film projects at Alta Vista Pictures and Palomar Pictures. We have also provided services to the production of short-term projects such as documentaries, music videos, films, commercials and other small-scale assignments. We currently market our services through the relationships and contacts of our president, Renee McCracken.

Our objective is to provide high quality staff that is skilled and reliable which we believe will increase the number of projects performed for existing clients and customers. We are attempting to develop relationships with all types of entertainment related companies so that we can increase our customer base. We believe that the entertainment industry is based on relationships and therefore we intend to develop relationships with as entertainment related companies and people in the entertainment industry as possible.

We have also developed relationships with film and video crews, such as back line technicians, carpenters, lighting designers, lighting technicians, riggers, sound designers, stage and scenery designers and other skilled laborers. We are currently attempting to develop relationships with production companies who need the services of those types of crewmembers so that we can place them in various productions. To date, we have not generated any revenues from the placement of technical production staff, although we hope to generate revenues from the placement of technical staff in 2002. We intend to cultivate our existing and prospective relationships with our clients so that we become one of their sources for technical production staff. We believe that outsourcing of technical production staff in the entertainment industry represents a growing trend among film and television businesses that contract with third parties to provide particularized services, skills or labor at an agreed price over a designated period.

We are also trying to develop relationships with casting agencies so that we can increase the size of our customer base. We believe that we can generate revenues by providing production assistants, coordinators and managers to casting agencies who need temporary staff on casting calls and other services performed by casting agencies.

If we generate significant revenues and our operations grow, we anticipate that we may expand our operations to include staffing services for postproduction work. We believe that it is difficult to obtain jobs for postproduction work because there are fewer roles which need to be filled in postproduction work. In order to obtain jobs for postproduction work, we believe we will have to enhance our reputation with our current clients by providing staff with high skill level. It may require a significant period of time to develop the necessary relationships. Therefore, we do not anticipate that we will be able to expand our operations to include staffing services for postproduction work until the fourth quarter of 2002 at the earliest. We do not believe that it will require any significant amount of funds to expand our services to include postproduction work other than those funds for marketing expenses which may be necessary to develop relationships.

Our Target Markets. We will provide our services to the film, television and video industry as well as to the motion picture industry. The current motion picture industry in the United States includes the production and theatrical or television screening of feature-length motion pictures and the subsequent distribution of such pictures in home video and ancillary markets. The industry is dominated by the major studios including Universal Pictures, Warner Brothers, including Turner Pictures, New Line Cinema and Castle Rock Entertainment, Twentieth Century Fox, Sony Pictures Entertainment, including Columbia Pictures and Tristar Pictures, Paramount Pictures, The Walt Disney Company, including Buena Vista, Touchstone and Miramax, and MGM, including Metro Goldwyn Mayer Pictures, United Artists Pictures, Orion Pictures and Goldwyn Entertainment Company. These majors have traditionally produced and distributed the majority of theatrical motion pictures, and made-for-TV movies. However, independent motion picture production companies have also played an important role in the production of motion pictures for the worldwide feature film and made-for-TV markets.

Our production staffing segment customers will primarily of small to mid-sized companies engaged in movie and film production. Companies in this market segment are engaged in the development and production of short-term projects such as documentaries, videos, films, commercials and other small-scale assignments. Sales to these businesses are developed either locally or regionally and the services, skills and labor offered will generally, include film and video crews, such as back line technicians, carpenters, lighting designers, lighting technicians, riggers, sound designers, stage and scenery designers and other skilled laborers.

Growth Strategy. Our ability to generate internal growth will be affected by a number of factors, including our ability to:

o negotiate acceptable contracts with production companies. We need to further develop our relationships with our current clients so that we can negotiate acceptable contracts for our staffing services. We believe the time frame to accomplish this strategy is three to six months.
o expand the range of services we offer to customers to address their evolving needs. In order to accomplish this strategy, we believe it is necessary to develop additional relationships with production staff and technical staff and develop new relationships with postproduction staff. We believe the time frame to accomplish this strategy is six to eighteen months.
o attract new customers. We need to develop relationships with all types of entertainment related companies so that we can increase our customer base. We believe the time frame to accomplish this strategy is six to twelve months.
o             increase the number of projects performed for existing customers.
              If we perform high quality service and staff for our current clients, we believe the number of projects will increase. We believe the time frame to accomplish this strategy is three months.
o hiring, training, and retaining employees. We intend to work only with staff that possesses experience and training. We believe the time frame to accomplish this strategy is three to six months.
o expand our service areas. In order to expand our service areas, we need to generate significant revenues and develop additional relationships with companies in other areas. We believe the time frame to accomplish this strategy is twelve to twenty four months.
o maintain low operating and overhead expenses. We intend to continue using resources provided by our officers and directors, such as office space. We believe the time frame to accomplish this strategy is three months.

Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

Competition. The temporary services industry is highly fragmented and competitive with limited barriers to entry. We believe that there are approximately five firms that compete with us in the film, television and video markets, and numerous small or single-office firms. Among those competitors, we rank near the bottom of the small or single-office firms because we are a new business. Existing competitors that engage in staffing technical film production personnel include Media Central, Maslow Media, and Filcro Media Staffing. Those competitors have nationwide operations with substantially greater resources than we do, which among other things could enable them to attempt to maintain or increase their market share by enabling them to negotiate more favorable terms with an employer, obtain a greater pool of qualified temporary employees and engage in more effective advertising and marketing activities. We believe that our primary competitors include small or single-office firms.

We believe that the most important competitive factors in obtaining and retaining our targeted clients are an understanding of a customer's specific job requirements, the ability to provide qualified temporary personnel in a timely manner and the quality and price of services. The primary competitive factors in obtaining qualified candidates for temporary employment assignments are wages, benefits and responsiveness to work schedules. Current and potential competitors have established or may establish cooperative relationships among themselves or directly with vendors and potential sponsors to obtain exclusive or semi-exclusive rights regarding the services or goods that they provide. We expect ongoing vigorous competition and pricing pressure from national, regional and local providers. We cannot guaranty that we will be able to obtain market share or profitability.

Government Regulation. Our services are subject to federal, state and local laws and regulations concerning business activities generally. We are also subject to regulation by federal, state and local agencies concerning the payment of employee taxes, and provision of worker related insurance coverage. We will be responsible for all employee-related expenses for our staff and temporary employees, including workers' compensation, unemployment insurance, social security taxes, state and local taxes and other general payroll expenses. Where public insurance is unavailable, we plan to privately implement a deductible workers' compensation program through a qualified insurer, based on actual payroll. If actual payroll exceeds the estimated amount, we may owe additional workers' compensation premiums for the policy year. We cannot guaranty that we will be able to provide this level of coverage however because we are newly formed and lack the capital to insure at this level.

Our Website www.reelstaff.com. Our current website displays our corporate logo and contact information and provides a general description of the services that we provide. Our site is intended as a corporate presence website, which means that we use the site as a brochure for our services. We launched our website in August 2001.

During the next twelve months, we intend to further develop our website. We believe that our website can be used as both an informational and marketing tool to increase our market presence. We propose to post a summary of our services as well as a list of available jobs and qualified employees on our website to facilitate the placement process. We believe that we can use our website to sell our services as well as increase brand awareness. We believe the estimated cost to expand our website will be approximately $2,500.

Our Intellectual Property. We do not presently own any patents, trademarks, licenses, concessions or royalties, although we have filed a state trademark application for our corporate logo with the California trademark office. Our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

o        these agreements will not be breached;
o        we would have adequate remedies for any breach; or
o our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We own the Internet domain name www.reelstaff.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe upon or otherwise decrease the value of our domain names.

Our Research and Development. We are not currently conducting any research and development activities other than the development of our website. We do not anticipate conducting such activities in the near future.

Employees. As of March 21, 2002, we have one full time employee and one part time employee. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreements. We anticipate entering into an employment contract with Renee McCracken if we generate more significant revenues. Although we do not know the terms of that proposed agreement, we hope to enter into an employment agreement with Ms. McCracken with a term of at least one year with compensation contingent on us becoming profitable.

Facilities. Our administrative offices are located 1069 South Alfred Street, Los Angeles, California, 90035. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 2.  Description of Property.
---------------------------------

Property held by us. As of the date specified in the following table, we held the following property:

 ================================ ============================
            Property                   December 31, 2001
 -------------------------------- ----------------------------
 Cash                                                  $2,466
 ================================ ============================

Our Facilities. Our headquarters are located at 1069 South Alfred Street, Los Angeles, California 90035. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3.  Legal Proceedings.
----------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------
Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Since January 2002, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock are published on the OTC Bulletin Board under the trading symbol "RELS". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. Since January 2002, our common stock has not traded. The price per share is currently $0.00 per share.

There are no shares that can be sold pursuant to Rule 144 promulgated pursuant to the Securities Act of 1933. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders. The approximate number of holders of record of shares of our common stock is twenty-seven.

In May 2001, we issued 440,000 shares to Thomas E. Stepp, Jr., an employee of Stepp Law Group, which served as our former legal counsel, in exchange for services provided to us, which were valued at $440. In November 2001, we redeemed those 440,000 shares of common stock owned by Mr. Stepp in exchange for $440.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o        a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o        the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
-------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $2,466 as at December 31, 2001. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total assets were approximately $2,466 and our total liabilities were approximately $5,000 as at December 31, 2001. Our sole liability at December 31, 2001, was represented by accounts payable and accrued expenses. On March 20, 2002, we entered into a promissory note in the amount of $25,000 with an unrelated party. The note matures on March 20, 2003, and carries an interest rate of 8% due at maturity.

Results of Operations.

Revenue. From May 21, 2001, our date of inception, to December 31, 2001, we realized revenues of approximately $5,485 from providing production staffing services. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the period ended December 31, 2001, our total operating expenses were approximately $25,354. The majority of those expenses were represented by legal and professional fees of $19,163, and $4,100 for consulting services. We also had $1,475 in marketing expenses and $616 in office supplies and expenses. From our inception on May 21, 2001 to December 31, 2001 we experienced a net loss of $19,869.

Our Plan of Operation for the Next Twelve Months. We generated revenues of $5,485 from our inception on May 21, 2001 through December 31, 2001. In our management's opinion, to effectuate our business plan in the next twelve months, the following events must occur:

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

We had cash of $2,466 as of December 31, 2001. On March 20, 2002, we entered into a promissory note in the amount of $25,000 with an unrelated party. In the opinion of management, our current cash will satisfy our working capital requirements through the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

Item 7.  Financial Statements
-----------------------------

The financial statements required by Item 7 are presented in the following order:

                                                                           PAGE
                                                                           ----

Independent Auditor's Report                                                9

Financial Statements:

     Balance Sheet                                                          10

     Statement of Operations                                                11

     Statement of Changes in Stockholders' Deficit                          12

     Statement of Cash Flows                                                13

     Notes to Financial Statements                                          14

                          Independent Auditors' Report



To the Stockholders of
Reel Staff, Inc.


     I have audited the accompanying balance sheet of Reel Staff, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period May 21, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reel Staff, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period May 21, 2001 (inception) through December 31, 2001 in conformity with generally accepted accounting principles in the United States.




                                       /s/ Quintanilla
                                       --------------------------------------
                                       A Professional Accountancy Corporation
                                       Laguna Niguel, California


                                       February 14, 2002

                                REEL STAFF, INC.


                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS
                                     ------

Current assets
    Cash                                                       $          2,466
    Other current assets                                                    ---
                                                               ----------------
       Total current assets                                               2,466

Other assets                                                                ---
                                                               ----------------

          Total assets                                         $          2,466
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Accounts payable and accrued expenses                      $          5,000
                                                               ----------------
       Total current liabilities                                          5,000

Contingencies

Stockholders' Deficit
    Preferred stock, $.001 par value;
       Authorized shares-- 5,000,000
       Issued and outstanding shares-- 0
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 5,673,750                          5,674
    Additional paid-in capital                                           11,661
    Accumulated deficit                                                 (19,869)
                                                               ----------------

       Total stockholders' deficit                                       (2,534)
                                                               ----------------
          Total liabilities and stockholders' deficit          $          2,466
                                                               ================




                See accompanying notes to financial statements.

                                REEL STAFF, INC.


                             STATEMENT OF OPERATIONS

               MAY 21, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



Revenues
    Production staffing                                       $           5,485
    Post- production staffing                                               ---
     Less: returns and allowances                                           ---
                                                               ----------------
       Net revenues                                                       5,485

Operating expenses
    Consulting services                                                   4,100
    Legal and accounting fees                                            19,163
    Marketing                                                             1,475
    Office supplies and expense                                             616
                                                               ----------------
       Total operating expenses                                          25,354
                                                               ----------------
Loss from operations                                                    (19,869)

Provision for income tax expense (benefit)                                  ---
                                                               ----------------
Net loss/comprehensive loss                                   $         (19,869)
                                                               ================
Net loss per common share-- basic and diluted                 $            (---)
                                                               ================
Weighted average of common shares-- basic and diluted                 6,049,567
                                                               ================




                See accompanying notes to financial statements.

                                REEL STAFF, INC.


                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

               MAY 21, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001


                                         Common Stock             Additional
                                         ------------               Paid-In         Accumulated
                                     Shares          Amount         Capital           Deficit             Total
                                   -----------    ------------    ------------    -------------       --------------
Balance, May 21, 2001                      ---    $        ---    $        ---    $        ---        $        ---

Issuance of common stock,
  May 21, 2001                       5,500,000           5,500             ---             ---               5,500

Issuance of common stock,
  May 28, 2001                          10,000              10             190             ---                 200

Issuance of common stock,
  June 13, 2001                        345,000             345           6,555             ---               6,900

Issuance of common stock,
  June 17, 2001                         30,000              30             570             ---                 600

Issuance of common stock,
  June 28, 2001                        228,750             229           4,346             ---               4,575

Redemption of common stock,
  November 15, 2001                   (440,000)           (440)            ---             ---                (440)

Net loss/comprehensive loss                ---             ---             ---         (19,869)            (19,869)
                                   -----------    ------------    ------------    -------------       --------------
Balance, December 31, 2001           5,673,750    $      5,674    $     11,661    $    (19,869)       $     (2,534)
                                   ===========    ============    ============    =============       ==============






                See accompanying notes to financial statements.

\

                                REEL STAFF, INC.


                             STATEMENT OF CASH FLOWS

               MAY 21, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001



Cash flows from operating activities
    Net loss                                                      $     (19,869)
    Adjustments to reconcile net loss to net
    cash used in operating activities
       Cost of consulting services paid with common stock                 4,100
       Cost of legal services paid with common stock                      1,600
       Changes in operating assets and liabilities
          Increase in accounts payable and accrued expenses               5,000
                                                                  -------------
              Net cash used by operating activities                      (9,169)

Cash flows from investing activities                                        ---
                                                                  -------------
              Net cash provided by investing activities                     ---

Cash flows from financing activities
    Proceeds from issuance of common stock                               12,075
    Redemption of common stock                                             (440)
                                                                  -------------
              Net cash provided by financing activities                  11,635
                                                                  -------------
Net increase in cash                                                      2,466

Cash, beginning of period                                                   ---
                                                                  -------------
Cash, end of period                                               $       2,466
                                                                  -------------
Supplemental disclosure of cash flow information
    Income taxes paid                                             $         ---
                                                                  =============
    Interest paid                                                 $         ---
                                                                  =============





                See accompanying notes to financial statements.

                                REEL STAFF, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

     Business Description - Reel Staff, Inc. (' the Company") was incorporated in the state of Nevada on May 21, 2001. The Company provides production and post
- production staffing services to film, video, and television production companies. The Company is headquartered in Los Angeles, California.

     Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2001, the Company had no cash equivalents.

     Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash and accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

     Recognition of Revenues and Costs of Goods Sold - The Company records revenues of its services when they are complete, fee is fixed or determinable and collectibility is reasonably assured. Cost of goods sold consists of the payroll and related expenses of personnel used.

     Income Taxes - The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

     Net Loss per Common Share - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net loss by the weighted average number of outstanding common shares during the period.

     Comprehensive Income/Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2001, the Company had no other components of its comprehensive income other than net loss as reported on the statement of operations.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                REEL STAFF, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 2 - CONTINGENCIES

     As shown in the accompanying financial statements, the Company has incurred a net operating loss of $20,309 since inception for the year ended December 31, 2001. As such, there is no assurance that rapid technological changes, changing customer needs and evolving entertainment industry standards will enable the Company to introduce new services on a continual and timely basis so that profitable operations can be attained.

     Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. By having completed its registration process over the last six months, the Company has positioned itself to focus on securing its revenues sources, and management currently expects to meet its revenue targets for the remainder of 2002. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.



NOTE 3 - ACCRUED EXPENSES

     Accrued Wages and Compensated Absences - The Company currently does not have any employees. The majority of development costs and services have been provided to the Company by outside, third parties and by the founders. As such, there is no accrual for wages or compensated absences as of December 31, 2001.



NOTE 4 - COMMON STOCK

     On May 22, 2001, the Company issued 3,950,000 shares of its common stock to its officers and founders for consulting services and 1,600,000 shares of its common stock to various individuals for legal services rendered in connection with the initial start-up and organization costs incurred. Since there was no readily available market value at the time the services were rendered, par value of $0.001 per share was considered as a reasonable estimate of fair value by all parties.

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

     On June 30, 2001 the Company completed a "best efforts" offering of its common stock pursuant to the provisions of section 4(2) of the Securities Act of 1933 and the Rule 506 of Regulation D memorandum Offering, which was initiated on May 25, 2001, the Company issued 603,750 shares of its common stock at $0.02 pr share for a total of $12,075 from June 13th - June 30th 2001.

                                REEL STAFF, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



NOTE 4 - COMMON STOCK (continued)

        On November 15, 2001, the Company redeemed and purchased 440,000 shares of its common stock from an individual stockholder at par value of $0.001, or $440. Per the terms of the stock redemption agreement, this amount was equivalent to the amount received at the time of original issuance for legal services performed by the former stockholder. Upon redemption of the shares, the Company cancelled and retired the shares from further issuance.


NOTE 5 - INCOME TAXES

         At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $20,309, expiring 2016, that may be used to offset future taxable income. Therefore, no provision for income taxes has been provided.

         In addition, the Company has deferred tax assets of approximately $4,800 at December 31, 2001. The Company has not recorded a benefit from its net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of ($4,800) has been provided for the deferred tax assets.



Note 6 - RELATED PARTY TRANSACTIONS

         On May 22, 2001, the Company issued 3,900,000 shares of its common stock to its current officers for services as described in Note 4.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
-----------------------------------------------------------------------

We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into an employment agreement with Ms. Renee McCracken if we generate more significant revenues. Although we do not know the terms of that proposed agreement, we hope to enter into an employment agreement with Ms. Renee McCracken with a term of at least one year with compensation contingent on us becoming profitable. We cannot guaranty that Ms. Renee McCracken will remain with us during or after the term of her employment agreement. Our officers and directors will hold office until their resignations or removal.

Our directors and principal executive officers are as specified on the following table:

================================ ========== ===============================
                Name                 Age                     Position
-------------------------------- ---------- -------------------------------
Renee McCracken                      29     president, secretary, director
-------------------------------- ---------- -------------------------------
Carol McCracken                      47     treasurer, director
================================ ========== ===============================

Renee McCracken. Renee McCracken has been our president, secretary and one of our directors since our inception. Ms. McCracken is our principal executive officer and is responsible for our day-to-day operations. From June 2000 to May 2001, Ms. McCracken has worked on various video and commercial productions. From 1995 to 2000, Ms. McCracken attended college and earned her Bachelor of Arts degree in film and television production from Chapman University in 2000. From 1991 to 1995, Ms. McCracken was a professional model and, as a result, has extensive experience in the production of modeling shoots. Ms. McCracken is not an officer or director of any reporting company.

Carol McCracken. Carol McCracken has been our treasurer and one of our directors since our inception. Ms. McCracken is our principal financial and accounting officer and is responsible for all of our financial reporting and record keeping. From 1999 to the present, Ms McCracken has worked for New Horizons Computer Learning Centers, Inc. as a sales associate in the corporate sales department. From 1995 to 1999, Ms McCracken was self-employed as a loan officer for residential mortgage loans. Ms. McCracken previously filed a petition for personal bankruptcy, which was granted in March 1997. Ms. McCracken is not an officer or director of any reporting company.

Renee McCracken is the daughter of Carol McCracken. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our board of directors and serve at the discretion of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers during the year ending December 31, 2001. Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

===================================== ======== ============ ============= ===================== =====================
Name and Principal Position            Year      Annual      Bonus ($)        Other Annual           All Other
                                               Salary ($)                   Compensation ($)        Compensation
------------------------------------- -------- ------------ ------------- --------------------- ---------------------
Renee McCracken - president,          2001        None          None              None                  None
secretary
------------------------------------- -------- ------------ ------------- --------------------- ---------------------
Carol McCracken - treasurer           2001        None          None              None                  None
===================================== ======== ============ ============= ===================== =====================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ======================================== ==================================== ============================
Title of Class          Name of Beneficial Owner                 Amount of Beneficial Owner                  Percent of Class
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            Renee McCracken                            3,700,000 shares, president,                  65.21%
                        1069 South Alfred Street,                       secretary, director
                        Los Angeles, CA 90035
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            Carol McCracken                            205,000 shares, treasurer, director            3.61%
                        1069 South Alfred Street,
                        Los Angeles, CA 90035
----------------------- ---------------------------------------- ------------------------------------ ----------------------------
Common Stock            All directors and named executive                 3,905,000 shares                       68.82%
                        officers as a group
======================= ======================================== ==================================== ============================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Renee McCracken, our president, secretary and one of our directors, currently provides office space to us at no charge. Ms. McCracken does not expect to be paid or reimbursed for providing office facilities.

Carol McCracken, our treasurer, director and shareholder, is the mother of Renee McCracken, our president, secretary, director and shareholder.

In May 2001, we issued 440,000 shares to Thomas E. Stepp, Jr., an employee of Stepp Law Group, which served as our former legal counsel, in exchange for services provided to us, which were valued at $440. In November 2001, we redeemed those 440,000 shares of common stock owned by Mr. Stepp in exchange for $440.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

    o    disclosing such transactions in prospectuses where required;
    o disclosing in any and all filings with the Securities and Exchange Commission, where required;
    o    obtaining disinterested directors consent; and
    o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------
3.1                        Articles of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on August 9, 2001.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, on March 21, 2002.

                                   Reel Staff, Inc.
                                   a Nevada corporation


                                   By:    /s/ Renee McCracken
                                          -------------------------------------
                                          Renee McCracken
                                   Its:   president, secretary, and a
                                          director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Reel Staff, Inc.



By:     /s/ Renee McCracken                                 March 21, 2002
       -----------------------------------------
       Renee McCracken
Its:   president, secretary and a director


By:    /s/ Carol McCracken                                  March 21, 2002
       -----------------------------------------
       Carol McCracken
Its:   treasurer, principal financial officer and a director