Form 10QSB
period 2002-03-31
REEL STAFF INC
filed 2002-05-13
CIK 1144879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                          -----------------   -----------------

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

                                 (323) 359.1531
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 13, 2001, there were 5,673,750 shares of the issuer's $.001 par value common stock issued and outstanding.



<

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------




                                REEL STAFF, INC.


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                REEL STAFF, INC.

                                    CONTENTS





                                                                          PAGE
                                                                          ----
Financial Statements (Unaudited)

     Balance Sheet                                                         4

     Statement of Operations                                               5

     Statement of Changes in Stockholders' Deficit                         6

     Statement of Cash Flows                                               7

     Notes to Financial Statements                                         8

                                REEL STAFF, INC.

                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
   Cash                                                           $         943
   Prepaid expenses                                                      24,969
   Accounts receivable, net of allowance of $-0-                            ---
                                                                    -----------
       Total current assets                                              25,912

Other assets                                                                ---
                                                                    -----------
          Total assets                                            $      25,912
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                          $      12,830
   Note payable                                                          25,000
                                                                    -----------
       Total current liabilities                                         37,830
                                                                    -----------
Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                            ---
                                                                    -----------
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 5,673,750                          5,674
    Additional paid-in capital                                           12,161
    Accumulated deficit                                                 (29,753)
                                                                    -----------
       Total stockholders' deficit                                      (11,918)
                                                                    -----------
          Total liabilities and stockholders' deficit             $      25,912
                                                                    ===========




                 See accompanying notes to financial statements.

                                REEL STAFF, INC.

                             STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


Revenues
   Production staffing                                         $        1,293
   Post-production staffing
                                                                          ---
    Less: returns and allowances
                                                                          ---
                                                                 ------------
         Net revenues
                                                                        1,293
Operating expenses
   Consulting services                                                    ---
   Legal and professional fees                                         10,190
   Occupancy                                                              500
   Office supplies and expense                                            487
                                                                 ------------
    Total operating expenses                                           11,177
                                                                 ------------
Loss from operations                                                   (9,884)
                                                                 ------------
Provision for income tax expense (benefit)                                ---
                                                                 ------------
Net loss/comprehensive loss                                    $       (9,884)
                                                                 ============
Net loss/comprehensive loss per common share ---
   basic and diluted                                           $         (---)
                                                                 ============
Weighted average of common shares --- basic and diluted             5,673,750
                                                                 ============





                 See accompanying notes to financial statements.

                                REEL STAFF, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 MAY 21, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                   (UNAUDITED)


                                             Common Stock              Additional
                                     -----------------------------       Paid-In     Accumulated
                                         Shares          Amount          Capital        Deficit             Total
                                     -------------     -----------    -----------     ------------       ------------

Balance, May 21, 2001                          ---    $       ---     $       ---     $       ---         $       ---

Issuance of common stock,
  May 22, 2001                           5,500,000          5,500             ---             ---               5,500

Issuance of common stock,
  May 28, 2001                              10,000             10             190             ---                 200

Issuance of common stock,
  June 13, 2001                            345,000            345           6,555             ---               6,900

Issuance of common stock,
  June 17, 2001                             30,000             30             570             ---                 600

Issuance of common stock,
  June 28, 2001                            228,750            229           4,346             ---               4,575

Redemption of stock
  November 15, 2001                       (440,000)          (440)            ---             ---                (440)

Net loss/comprehensive loss                    ---            ---             ---         (19,869)            (19,869)
                                     -------------     -----------    -----------     ------------       ------------
Balance, December 31, 2001               5,673,750          5,674          11,661         (19,869)             (2,534)
                                     -------------     -----------    -----------     ------------       ------------
Cost of occupancy
  contributed by officer                       ---            ---             500             ---                 500

Net loss/comprehensive loss                    ---            ---             ---          (9,884)             (9,884)

Balance, March 31, 2002                  5,673,750    $     5,674     $    12,161     $   (29,753)        $   (11,918)
                                     =============     ==========      ==========      ===========         ===========




                 See accompanying notes to financial statements.

                                REEL STAFF, INC.

                             STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


Cash flows from operating activities
   Net loss                                                     $        (9,884)
   Adjustments to reconcile net loss to net cash used
   in operating activities
    Cost of consulting services paid with common stock                      ---
    Cost of legal services paid with common stock                           ---
    Occupancy cost contributed by officer                                   ---
    Changes in operating assets and liabilities
       (Increase) decrease in prepaid expenses                          (24,969)
       Increase (decrease) in accounts payable
         and accrued expenses                                            32,830
                                                                  -------------
          Net cash used by operating activities                          (1,523)

Cash flows from investing activities                                        ---
                                                                  -------------
          Net cash used by investing activities                             ---

Cash flows from financing activities                                        ---
                                                                  -------------
          Net cash provided by financing activities                         ---
                                                                  -------------
Net decrease in cash                                                     (1,523)

Cash, beginning of period                                                 2,466
                                                                  -------------
Cash, end of period                                             $           943
                                                                  =============
Supplemental disclosure of cash flow information
    Income taxes paid                                           $           ---
                                                                  =============
    Interest paid                                               $           ---
                                                                  =============




                 See accompanying notes to financial statements.

                                REEL STAFF, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

            Reel Staff, Inc. (the "Company") provides production and post-production staffing services to film, video, and television production companies. The Company was incorporated in the state of Nevada on May 21, 2001 and is headquartered in Los Angeles, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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

Liquidity and Capital Resources. We had cash of $943 as of March 31, 2002. Our total assets were approximately $25,912 as of March 31, 2002, of which approximately $24,969 were prepaid expenses. On March 20, 2002, we entered into a promissory note in the amount of $25,000 with an unrelated party. The note matures on March 20, 2003, and carries an interest rate of 8% due at maturity. Our prepaid expenses represent the proceeds from that promissory note. Our total liabilities were approximately $37,830 as of March 31, 2002, which were represented by $12,830 for accounts payable and accrued expenses, and $25,000 for that note payable.

Results of Operations.

Revenue. For the three months ended March 31, 2002, we realized revenues of approximately $1,293 from providing production staffing services. We hope to generate more revenues as we expand our customer base.

Operating Expenses. For the three months ended March 31, 2002, our total operating expenses were approximately $11,177. The majority of those expenses were represented by legal and professional fees of $10,190. We also had $500 in occupancy expenses and $487 in office supplies and expenses. For the three months ended March 31, 2002, we experienced a net loss of approximately $9,884. We anticipate that we will continue to incur significant general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. We generated revenues of $1,293 for the three month period ending March 31, 2002. In our management's opinion, to effectuate our business plan in the next twelve months, the following events must occur:

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

We had cash of $943 and prepaid expenses of $24,969 as of March 31, 2002. In the opinion of management, available funds will satisfy our working capital requirements through June 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses, although we cannot that guaranty that our officers will pay those expenses.

We have also contemplated acquiring a third party, merging with a third party or pursuing a joint venture with a third party in order to support our development. We have conducted informal discussions with potential acquisition or merger candidates, although we have not conducted any formal negotiations. We cannot guaranty that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------



Item 2. Changes in Securities.
------------------------------
None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Reel Staff, Inc.,
                                            a Nevada corporation



May 13, 2002                       By:      /s/ Renee McCracken
                                            -----------------------------------
                                            Renee McCracken
                                   Its:     President, Secretary, Director