Form 10QSB
period 2002-06-30
REEL STAFF INC
filed 2002-08-19
CIK 1144879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
               For the transition period from                to
                                             ----------------  ----------------

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

                 1069 South Alfred Street, Los Angeles, California 90035
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (323) 359.1531
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2002, there were 18,269,476 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements





                                REEL STAFF, INC.

                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current assets
   Cash                                                       $         663
   Other current assets                                                 ---
                                                              -------------

       Total current assets                                             663

Other assets                                                            ---
                                                              -------------

          Total assets                                        $         663
                                                              =============






                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                      $      31,833
   Note payable                                                      25,000
                                                              -------------

       Total current liabilities                                     56,833


Stockholders' Deficit
      Preferred stock, $.001 par value;
          Authorized shares -- 5,000,000
           Issued and outstanding share -- 0
                                                                        ---
    Common stock, $.001 par value;
       Authorized shares-- 50,000,000
       Issued and outstanding shares-- 5,673,750                       5,674
    Additional paid-in capital                                        12,736
    Accumulated deficit                                              (74,580)
                                                              --------------

       Total stockholders' deficit                                   (56,170)
                                                              --------------

          Total liabilities and stockholders' deficit         $          663
                                                              ==============







                 See accompanying notes to financial statements.

                                REEL STAFF, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                              ---------------------------                  -------------------------
                                               2002                  2001                  2002                  2001
                                               ----                  ----                  ----                  ----
Net revenues                            $             ---     $             528     $           1,293     $             528

Operating expenses
     Consulting services                              ---                 4,100                   ---                 4,100
     Legal and professional fees                   43,048                 6,230                53,238                 6,230
     Occupancy                                        500                   ---                 1,000                   ---
    Office expense                                     30                    35                   517                    35
                                        -----------------     -----------------     -----------------     -----------------

       Total operating expenses                    43,578                10,365                54,755                10,365
                                        -----------------     -----------------     -----------------     -----------------

Loss from operations                              (43,578)               (9,837)              (53,462)               (9,837)

Other income (expense)                               (449)                  ---                  (449)                  ---
                                        -----------------     -----------------     -----------------     -----------------

Loss before provision for
    income taxes                                  (44,027)               (9,837)              (53,911)               (9,837)

Provision for income
   tax expense (benefit)                              800                   ---                   800                   ---
                                        -----------------     -----------------     -----------------     -----------------

Net loss/comprehensive loss             $         (44,827)    $          (9,837)    $         (54,711)    $          (9,837)
                                        =================     =================     =================     =================

Net loss/comprehensive loss per
common share - basic and diluted
                                        $             ---     $             ---     $             ---     $             ---
                                        =================     =================     =================     =================

Weighted average of common shares--
basic and diluted                               5,673,750             5,690,575             5,673,750             5,690,575
                                        =================     =================     =================     =================





                See accompanying notes to financial statements.

                                REEL STAFF, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                 MAY 21, 2001 (INCEPTION) THROUGH JUNE 30, 2002

                                   (UNAUDITED)


                                             Common Stock            Additional
                                             ------------              Paid-In    Accumulated
                                            Shares        Amount       Capital      Deficit         Total
                                         -----------   -----------   -----------   -----------    -----------
Balance, May 21, 2001                            ---   $       ---   $       ---   $       ---    $       ---

Issuance of common stock,
  May 22, 2001                             5,500,000         5,500           ---           ---          5,500

Issuance of common stock,
  May 28, 2001                                10,000            10           190           ---            200

Issuance of common stock,
  June 13, 2001                              345,000           345         6,555           ---          6,900

Issuance of common stock,
  June 17, 2001                               30,000            30           570           ---            600

Issuance of common stock,
  June 28, 2001                              228,750           229         4,346           ---          4,575

Net loss/comprehensive loss                      ---           ---           ---        (9,837)        (9,837)
                                        ------------   -----------   -----------   -----------    -----------

Balance, June 30, 2001                     6,113,750         6,114        11,661        (9,837)         7,938
                                        ------------   -----------   -----------   -----------    -----------

Redemption of stock
  November 15, 2001                         (440,000)         (440)          ---           ---           (440)

Net loss/comprehensive loss                      ---           ---           ---       (10,032)       (10,032)
                                        ------------   -----------   -----------   -----------    -----------

Balance, December 31, 2001                 5,673,750         5,674        11,661       (19,869)        (2,534)
                                        ------------   -----------   -----------   -----------    -----------
Cost of occupancy
  contributed by officer                         ---           ---         1,000           ---          1,000

Cost of legal fees
  contributed by officer                         ---           ---            75           ---             75

Net loss/comprehensive loss                      ---           ---           ---       (54,711)       (54,711)
                                        ------------   -----------   -----------   -----------    -----------

Balance, June 30, 2002                     5,673,750   $     5,674   $    12,736   $   (74,580)   $   (56,170)
                                        ============   ===========   ===========   ===========    ===========





                See accompanying notes to financial statements.

                                REEL STAFF, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                   2002                 2001
                                                                                   ----                 ----
Cash flows from operating activities
    Net loss                                                                  $        (54,711)     $        (9,837)
    Adjustments to reconcile net loss to net cash used in
         operating activities
          Expenses paid with common stock                                                  ---                5,700
          Occupancy cost contributed by officer                                          1,000                1,158
          Legal fees paid by officer                                                        75                  ---
    Changes in operating assets and liabilities
        Increase in accounts payable and accrued expenses                               26,833                4,665
                                                                               ---------------      ---------------

          Net cash provided (used) by operating activities                             (26,803)                 528

Cash flows from investing activities                                                       ---                  ---
                                                                               ---------------      ---------------

          Net cash provided by investing activities                                        ---                  ---

Cash flows from financing activities
      Proceeds from note payable                                                        25,000                  ---
      Proceeds from issuance of common stock                                               ---               12,075
                                                                               ---------------      ---------------

          Net cash provided by financing activities                                     25,000               12,075
                                                                               ---------------      ---------------

Net increase (decrease) in cash                                                         (1,803)              12,603

Cash, beginning of period                                                                2,466                  ---
                                                                               ---------------      ---------------

Cash, end of period                                                            $           663      $        12,603
                                                                               ===============      ===============

Supplemental disclosure of cash flow information
    Income taxes paid                                                          $            ---     $           ---
                                                                               ================     ===============
    Interest paid                                                              $            ---     $           ---
                                                                               ================     ===============



                See accompanying notes to financial statements.

                                REEL STAFF, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS

            Reel Staff, Inc. (the "Company") provides production and post-production staffing services to film, video, and television production companies. The Company was incorporated in the state of Nevada on May 21, 2001 and is headquartered in Los Angeles, California.


NOTE 2 - BASIS OF PRESENTATION

            The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and for the period from May 21, 2001 (inception) through June 30, 2001 are not necessarily indicative of the results that may be expected for the years ended December 31, 2002 and 2001. For further information, these financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2001 included in the Company's annual report on Form 10-KSB.


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

                                REEL STAFF, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)


NOTE 5 - NOTE PAYABLE

         The Company has a note payable to a third party in the amount of $25,000. Per the terms of the promissory note, the principal is due and payable on December 31, 2002 plus interest at the rate of 8% per annum.


NOTE 6 - SUBSEQUENT EVENTS

         Merger and Acquisition -- On June 24, 2002, as amended and restated on July 15, 2002, the Company entered into a Share Exchange Agreement to acquire 100% of the issued and outstanding shares of Flight Safety Technologies, Inc. in exchange for 8,505,857 shares of the Company's common stock. The acquisition is pending the approval of the Company's board of directors; the board of directors of Flight Safety Technologies, Inc.; and, the fulfillment of certain other conditions prior to closing. For more detail of the Share Exchange Agreement, refer to our current report filed on Form 8-K on July 18, 2002.

         Stock Split -- On July 18, 2002, the Company's board of directors declared a three and twenty-two hundredths to one (3.22:1) forward stock split to the stockholders of record as of July 29, 2002. The stock dividend was paid on July 30, 2002 and resulted in an increase of the Company's issued and outstanding common stock to 18,269,476 shares.

         Corporate Name -- On July 31, 2002, the Company's board of directors approved a change of the corporate name to "Flight Safety Technologies, Inc.". Pursuant to the preliminary information statement filed on Schedule 14C on July 31, 2002, the name change will become effective upon the closing of the Share Exchange Agreement as referred to above, or August 20, 2002, whichever is later.

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

Our current business is to provide staffing services to film, video and television production companies. Our staffing services consist of production services but we intend to expand those services to include postproduction work as well as talent and casting services. The services, skills and labor offered by us will generally include production assistants, as well as film and video crews, such as back line technicians, carpenters, lighting designers, lighting technicians, riggers, sound designers, stage and scenery designers and other skilled laborers.

To date, we have not been successful in fully implementing our business plan due to lack of funds. Accordingly, we have been researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. In that regard, on June 24, 2002, we entered into a Share Exchange Agreement ("Agreement") with Flight Safety Technologies, Inc., a Delaware corporation ("Flight Safety"), and certain of its shareholders, to acquire 100% of the issued and outstanding shares of Flight Safety (the "Acquisition"). In consideration for acquiring all of Flight Safety's issued and outstanding shares, we have agreed to issue 8,505,857 shares of our common stock.

Completion of the Acquisition is subject to approval by our board of directors and board of directors and the shareholders of Flight Safety. The Acquisition is also subject to various closing conditions and conditions precedent, including the completion of satisfactory due diligence reviews by both parties.

Flight Safety is developing advanced systems to enhance aviation safety and reduce airport delays. Using its patented opto-acoustic technology, it is currently developing a cost-effective system to monitor air disturbances known as "wake vortex turbulence," created by departing and arriving aircraft in the vicinity of airports. Flight Safety believes that its patented wake-vortex detection system, in consort with NASA-developed, vortex-track prediction technology, will improve airport traffic safety, streamline the landing/takeoff process, reduce passenger delays, and generate substantial cost savings for airports and the airline industry.

Liquidity and Capital Resources. We had cash of $663 as of June 30, 2002. Our total assets were also $663 as of June 30, 2002. On March 20, 2002, we entered into a promissory note in the amount of $25,000 with an unrelated party. The note matures on March 20, 2003, and carries an interest rate of 8% due at maturity. Our total liabilities were approximately $56,833 as of June 30, 2002, which were represented by $31,833 for accounts payable and accrued expenses, and $25,000 for that note payable.

Results of Operations.

Revenue. For the six months ended June 30, 2002, we realized revenues of approximately $1,293 from providing production staffing services. If we are not able to complete the Acquisition described above, we will attempt to generate more revenues by expanding our customer base for our film services business.

Operating Expenses. For the six months ended June 30, 2002, our total operating expenses were approximately $54,755. The majority of those expenses were represented by legal and professional fees of $53,238. We also had $1,000 in occupancy expenses and $517 in office supplies and expenses. For the six months ended June 30, 2002, we experienced a net loss of approximately $53,911. In connection with the Acquisition described above, we anticipate that we will continue to incur significant general and administrative expenses.

Our Plan of Operation for the Next Twelve Months. During the next month, we hope to complete the Acquisition described above. We cannot guaranty that we will acquire or merge with Flight Safety or any other third party, or that in the event we acquire or merge Flight Safety, or another third party, such acquisition or merger will increase the value of our common stock.

We had cash of $663 as of June 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through October 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. If we are not able to complete the Acquisition, we anticipate that we may need to raise additional capital to continue operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we hope that our officers and directors will contribute funds to pay for our expenses, although we cannot that guaranty that our officers will pay those expenses.

We are not currently conducting any research and development activities and do not anticipate conducting such activities in the near future. We do not anticipate hiring additional employees or independent contractors unless we are able to expand our current operations. We are focusing our efforts on completing the Acquisition of Flight Safety. We do not anticipate that we will purchase or sell any significant equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-----------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

Subsequent to the reporting period covered by this report we undertook the following actions:

On July 18, 2002 we filed a Form 8-K to report the Share Exchange Agreement described above. The Agreement was dated June 24, 2002 and amended July 15, 2002.

On July 30, 2002, we authorized a 3.22 to1 split of our common stock by means of a dividend of two and twenty-two hundredths (2.22) shares of common stock for each share of common stock for holders of record on July 29, 2002. As a result, we have 18,269,475 shares of common stock issued and outstanding.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Reel Staff, Inc.,
                                                  a Nevada corporation



August 14, 2002                          By:      /s/ Renee McCracken
                                                  -----------------------------
                                                  Renee McCracken
                                         Its:     President, Secretary, Director

                                 CERTIFICATIONS

I, Renee McCracken, certify that:

1.       I have read this quarterly report on Form 10-QSB of Reel Staff, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 14, 2002
                                                By:      /s/ Renee McCracken
                                                         -----------------------
                                                         Renee McCracken
                                                Its:     Chief Executive Officer

                                 CERTIFICATIONS

I, Carol McCracken, certify that:

4.       I have read this quarterly report on Form 10-QSB of Reel Staff, Inc.;

5. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

6. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(c) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(d) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 14, 2002
                                           By:      /s/ Carol McCracken
                                                    ---------------------------
                                                    Carol McCracken
                                           Its:     Chief Financial Officer