Form 10QSB
period 2002-11-30
FLIGHT SAFETY TECHNOLOGIES INC
filed 2003-01-14
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	November 30, 2002

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of Company as specified in its charter)

Nevada	95-4863690

(State of Incorporation)	(I.R.S. Employer ID No.)

28 Cottrell Street, Mystic, Connecticut 06355

(Address of principal executive offices and Zip Code)

(860) 245-0191

(Company's telephone number, including area code)

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]     No [ ]

The number of shares outstanding of the registrant's common stock as of November 30, 2002 was 14,757,104 shares

Transitional Small Business Disclosure Format:

     Yes [ ]     No [X]

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED NOVEMBER 30, 2002

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

November 30, 2002 and May 31, 2002

Assets	(Unaudited) November 30, 2002		(Audited) May 31, 2002
Current assets: Cash Restricted cash Contract receivables Other receivables Other current assets Notes receivable officers, current portion		$1,186,679 200,000 39,832 55,302 11,186 6,750	$277,870 200,000 -- 55,302 10,612 17,400

Total current assets		1,499,749	561,184
Property and equipment, net of accumulated depreciation of $112,991 and $89,099, respectively		134,862	158,349
Intangible assets, net of accumulated amortization of $17,748 and $14,090, respectively		113,123	105,582

		$1,747,734	$825,115

Liabilities and Stockholders' Equity
Current liabilities: Line of credit Accounts payable Accrued expenses	$	-- 165,382 107,728	$90,000 68,462 138,957

Total current liabilities		273,110	297,419

Minority Interest		1,176	--

Stockholders' equity:
     Series A convertible preferred stock, $0.01 par value,
        5,000,000 shares authorized, 606,343 issued and
        outstanding (liquidation preference of $2,000,932)
     Common stock, $0.01 par value, 10,000,000 shares
        authorized, 2,769,000 shares issued and outstanding
     Common stock, $0.001 par value, 50,000,000 shares
        authorized, 14,757,104 issued and outstanding

		-- -- 14,757	6,063 27,960 --
Additional paid-in-capital Unearned stock compensation Accumulated deficit		3,624,373 (85,812) (2,079,870)	2,033,230 (98,088) (1,441,469)

		1,473,448	527,696

		$1,747,734	$825,115

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(Unaudited)
For The Three and Six Month Period Ended November 30, 2002 and 2001

Three Months 2002		Six Months 2002	Three Months 2001	Six Months 2001
Contract Revenues	$39,832	$39,832	$288,134	$515,219

Cost and expenses: Cost of revenues Research and development Selling, general and administrative Depreciation and amortization	24,090 12,155 303,722 13,806	24,090 16,823 538,728 27,550	181,967 15,195 219,278 13,159	437,825 24,256 409,740 26,318

	353,773	607,191	429,599	898,139

Loss from operations	(313,941)	(567,359)	(141,465)	(382,920)

Other income (Expense): Interest income Interest expense	4,350 (205)	5,770 (2,232)	6,037 (2,148)	15,626 (4,342)

	4,145	3,538	3,889	11,284

Loss before provision for income taxes	(309,796)	(563,821)	(137,576)	(371,636)
Provision for income taxes	--	--	--	--

Net Loss	$(309,796)	$(563,821)	$(137,576)	$(371,636)

Net Loss Per Share Basic	$(.02)	$(.06)	$(.05)	$(.14)
Weighted Average Number of Shares Outstanding Basic	14,557,127	8,676,563	2,595,000	2,595,000

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders Equity (Deficit)
(Unaudited)
For The Six Months Ended November 30, 2002 and 2001
	Common Stock		Convertible Redeemable Preferred Stock		Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at May 31, 2001	2,595,000	$25,950	606,343	$6,063	$1,912,630	$--	$(632,369)	$1,312,274
Net Loss	--	--	--	--	--	--	(371,636)	(371,636)

Balance at November 30, 2001	2,595,000	$25,950	606,343	$6,063	$1,912,630	$--	$(1,004,005)	$940,638

Balance at May 31, 2002	2,796,000	$27,960	606,343	$6,063	$2,033,230	$(98,088)	$(1,441,469)	$527,696
Amortization of unearned stock comp.	--	--	--	--	--	12,276	--	12,276
Net proceeds from issuance of common stock	850,000	850	--	--	1,528,793	--	--	1,529,643
Net share exchange	11,111,104	(14,053)	(606,343)	(6,063)	62,350	--	(74,580)	(32,346)
Net loss	--	--	--	--	--	--	(563,821)	$(563,821)

Balance at November 30, 2002	14,757,104	$14,757	--	$--	$3,624,373	$(85,812)	$(2,079,870)	$1,473,448

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)
For The Six Months Ended November 30, 2002 and 2001

	2002		2001

Cash flows from operating activities:
  Net loss
  Adjustments to reconcile net loss to new cash provided by
    operating activities:
       Depreciation and amortization
       Non-cash compensation -- common stock
       Assumption of Debt Upon Acquisition
       Changes in operating assets and liabilities:
          (Increase) decrease in contract receivables
          (Increase) decrease in other receivables
          (Increase) decrease in other current assets and other assets
          Increase (decrease) in accounts payable and accrued expense

		$(563,821) 27,550 12,276 (31,170) (39,832) -- (574) 65,691		$(371,636) 26,318 32,250 -- 162,287 125,909 (1,769) (161,147)

Net cash used in operating activities		(529,880)		(187,788)

Cash flows from investing activities: Purchases of property and equipment Payments for patents and other costs		(405) (11,199)		(551) (36,124)

Net cash used in investing activities		(11,604)		(36,675)

Cash flows from financing activities: Proceeds from repayment of loans to officers Net proceeds (payment)/line of credit Proceeds from issuance of common stock net of costs		10,650 (90,000) 1,529,643		15,600 (20,000) --

Net cash provided by financing activities		1,450,293		(4,400)

Net increase (decrease) in cash and cash equivalents		908,809		(228,863)
Cash and cash equivalents at beginning of year		277,870		841,684

Cash and cash equivalents at end of quarter		$1,186,679		$612,821

Supplemental disclosures of cash flow information: Cash paid during the year for Income taxes paid Interest	$	-- 2,232	$	-- 4,342

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Notes To The Consolidated Financial Statements
(Unaudited)
For The Three Months and Six Months Ended November 30, 2002 and 2001

The consolidated financial statements of Flight Safety Technologies, Inc. (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements included all adjustments necessary for a fair presentation of the financial position. Results for the six months ended and three months ended November 30, 2002 and 2001 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with financial statements and related footnotes of the Company's subsidiary for the years ended May 31, 2002 and May 31, 2001 which are included in the Company's form 8-KA filed on November 6, 2002.

Note 1. Summary of Significant Accounting Policies:

Restricted Cash

Restricted Cash represents collateral for the Company's line of credit agreement. As of November 30, 2002 the line of credit balance is $0.

Income Taxes

As of May 31, 2002 the Company has Federal and State net operating loss carryforwards of approximately $921,000 and $957,000, respectively, to reduce future taxable income, if any. The Federal operating losses expire in various years through 2022 and the State operating losses expire in various years through 2007. The Company also has State tax credit carryforwards of approximately $10,000, which expire in the year 2007.

Research and Development

Company sponsored research and development costs, including proposal costs and unreimbursed expenditures for developmental activities are charged against income in the year incurred.

Revenue and Cost Recognition

The Company recognizes income from contracts under the percentage of completion method of accounting for financial reporting purposes. Revenues are measured by the ratio of the costs incurred to date divided by the estimated total costs for each contract. Contracting costs include all direct material, labor and subcontracting costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue related to claims is recorded at the lesser of actual costs incurred or the amount expected to realized.

Note 2. Interim Financial Information (Unaudited):

The interim financial statements of the Company for the three months and six months ended November 30, 2002 and 2001, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 3. Equity Transactions:

On September 1, 2002 the Company (then known as Reel Staff, Inc.) entered into a continuous share exchange agreement ("Share Exchange") with shareholders of Flight Safety Technologies, Inc. (a private Delaware corporation, currently a subsidiary of the Company, operating under the name Flight Safety Technologies Operating, Inc. ("FSTO")). As of November 30, 2002, the Company has acquired 96.54% of the common and preferred stock of FSTO and as a group, FSTO participating shareholders have received an aggregate 55.65% interest in the Company. This transaction resulted in a business combination treated as a reverse acquisition and recapitalization whereby for accounting purposes FSTO was treated as the acquiring corporation. The stock exchange rate was two and one half shares of the Company for every share of preferred and common stock tendered by the existing shareholders of FSTO. The result was the issuance of 8,211,728 shares of common stock of the Company to former shareholders of FSTO. Simultaneous to this transaction the Company sold 850,000 common shares at $2.00 per share with net proceeds of $1,529,643 in a private placement pursuant to Regulation S under the United States Securities Act of 1933, as amended.

Note 4. Summary of Shares Outstanding:

Common stock of Company on August 31, 2002 Exchange shares issued on September 1, 2002 Sale of common issued stock on September 1, 2002 Exchange shares from September 2 to November 30, 2002	5,695,376 7,611,775 850,000 599,953

Total common stock issued and outstanding as of November 30, 2002	14,757,104

For the three and six months ended November 30, 2002, the effect of the Company's stock options and warrants are excluded from diluted earnings per share calculations since the inclusion of such items would be antidulitive.

Note 5. Non Cash Transactions:

As part of and as a result of the business combination with FSTO the following non-cash transaction was recorded.

Accounts Payable Common stock Additional Paid in Capital	$31,170 5,674 37,736

Accumulated Deficit	$74,580

Note 6. Business Combination:

As indicated in Note 3, on September 1, 2002, the Company participated in a Share Exchange. This transaction resulted in a business combination treated as a reverse acquisition and recapitalization whereby for accounting purposes FSTO was treated as the acquiring corporation. The Proforma operating results which reflect revenue, operating expenses, loss from continuing operations and net loss, and loss per share for the current and historical periods would be as follows:
	Three Months 2002	Six Months 2002	Three Months 2001	Six Months 2001
Net Sales	$39,832	$39,832	$289,643	$520,704

Operating Expenses	$353,773	$607,191	$445,342	$923,493

Net Loss	$(309,796)	$(563,821)	$(151,810)	$(391,505)

Net Loss Per Share	($0.02)	($0.04)	($0.01)	($0.03)

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and six month periods ending November 30, 2002, and specifically in the items entitled "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

For a discussion of risks, uncertainties and other factors affecting the Company's business and prospects, see "Item 5 -- Other Events -- Change in Business" in the Company's Current Report on Form 8-KA filed November 6, 2002" which is incorporated herein by reference.

SECOND Quarter BACKGROUND AND Overview

     The Company, a Nevada corporation formerly known as Reel Staff, Inc., entered into a Share Exchange Agreement dated June 24, 2002, as amended July 15, 2002, by and among the Company, Flight Safety Technologies, Inc., a Delaware corporation, and the Vendors as identified on Schedule A thereto, a copy of which was filed as Exhibit 10, to a Form 8-K filed on July 18, 2002 ("Share Exchange"). The Share Exchange closed on September 1, 2002 and as of this 10-QSB filing the Company has acquired approximately 96.54% interest in Flight Safety Technologies, Inc. as was reported on a Form 8-K filed on September 10, 2002, as amended by way of a Form 8K-A filed November 6, 2002, the contents of which are incorporated by reference. As of September 1, 2002, the Company changed its name to Flight Safety Technologies, Inc. (hereinafter "Company," "Parent," or "FST"). The acquired subsidiary thereafter changed its name to Flight Safety Technologies Operating, Inc. (hereinafter "Subsidiary" or "FSTO"). As a result of the share exchange, the Company changed its fiscal year from December 31 to the same fiscal year of FSTO, i.e. May 31. Approximately 5,695,376 shares of the Company, representing approximately 40% of its 14,757,104 outstanding shares, currently trade on the NASD's Over-the-Counter Bulletin Board under the symbol "FLST". In conjunction with the Share Exchange, on September 1, 2002, the Company closed a private placement pursuant to Regulation S under the United States Securities Act of 1933, as amended. The private placement raised gross proceeds of $1.7 million and, after deduction of expenses, net proceeds of $1,529,643 were available to the Company (the "Company Private Placement"). In accordance with the Share Exchange agreement, the Company plans to file on or about January 28, 2003 a Form SB-2 for the registration of 1,228,964 existing common shares, as well as the common shares underlying 850,000 warrants.

     Prior to the Share Exchange, the Company provided production and post-production staffing services to film, video, and television production companies and was headquartered in Los Angeles, California. As a result of the Share Exchange, the Company completely discontinued its previous operations, is continuing the business operations of FSTO, and has relocated its principle offices to Mystic, Connecticut.

     Prior to the Share Exchange, the Company experienced significant difficulty in generating revenue. As indicated in its 2001 annual report, from its inception on May 21, 2001 to the end of its first fiscal year on December 31, 2001, the Company generated $5,485 in revenues and incurred operating expenses of $25,354. As indicated in its final quarterly report prior to the Share Exchange, for the six months ended June 30, 2002, the Company realized revenues of approximately $1,293 while its expenses increased to $54,755. Thereafter, the Company generated no additional revenues from providing staffing and production services and discontinued these activities as of closing of the Share Exchange.

     Since the September 1, 2002 closing of the Share Exchange, the sole activities of the Company have reflected those carried on by its subsidiary, FSTO. FSTO commenced operations and was incorporated in Wyoming in 1997 and reincorporated in Delaware in 2000. The first full fiscal year for which FSTO audited financial statements were prepared ended on May 31, 1998. FSTO audited financial statements for fiscal years ending May 31, 2002 and May 31, 2001 were included as exhibits to Form 8-KA filed on November 6, 2002. FSTO is also subject to periodic audits by the Defense Contract Audit Agency. To date, FSTO has incurred four audits by DCAA and reports have been issued to our government customer which have stated that FSTO is performing in full accordance with Federal Acquisitions Regulations.

     FSTO is developing advanced technologies to enhance aviation safety and reduce airport delays. Using its patented opto-acoustic technology, known as SOCRATES, it is currently working on development of a system to detect and track air disturbances known as "wake vortex turbulence," created by departing and arriving aircraft in the vicinity of airports. Because of the potential safety hazard to following aircraft presented by wake turbulence, the Federal Aviation Administration ("FAA") has mandated a set of fixed spacings between arriving and departing aircraft, based on the respective weights of leading and following aircraft. These spacing rules, based on worst-case conditions, may result in unnecessary delays under conditions in which wake turbulence dissipates quickly or is carried by wind out of the flight corridors. Precise knowledge of the location and motion of the wake vortices could give air traffic controllers the flexibility to safely shorten the arrival and departure spacing intervals when conditions permitted, potentially reducing passenger delays, taxiway queues, and aircraft fuel consumption.

     The Company believes that its wake-vortex advisory system, upon completion of development and in consort with NASA-developed, vortex-track prediction technology, will:

     -     Improve the safety of aircraft arrivals and departures;

     -     Streamline the air traffic control process;

     -     Reduce passenger delays; and

     -     Generate substantial cost savings for airports and the airline industry.

     A "proof of principle" test of a prototype system was conducted at JFK International Airport in May of 1998. Controlled testing of an expanded and improved system, using the NASA Boeing 757 as the source aircraft, was carried out at Langley Air Force Base in December 2000. In view of these two tests, the Company expects to develop and test the operational utility of the system in a series of tests at one or more major airports over the next several years. The Company has conducted research, development and testing of SOCRATES in conjunction with Lockheed Martin Corporation pursuant to a ten year teaming agreement between them dated May 1, 1997 under which the Registrant is the prime contractor which is attached as Exhibit 10.7 to the Company's 8-KA filed on November 6, 2002 and incorporated herein by reference.

     FSTO also is working on development of a collision avoidance and ground proximity warning system for small aircraft based on a patented technology it refers to as UNICORN.

     We may consider and execute from time to time strategic investments, acquisitions or other transactions that we believe will benefit us and complement our current operations, technologies, and resources.

     Since its inception in 1997, FSTO operations have been funded by U.S. Congressional earmarked appropriations resulting in two sole source contracts, with agencies of the Federal government for research, development and testing of SOCRATES technology, a private placement of preferred stock that raised approximately $1.5 million of net cash proceeds in November of 2000 (the "FSTO Private Placement"), and the aforementioned Company Private Placement. These contracts are funded when, as, and if the supervising federal agencies approve a statement of work and specific task orders under the statement of work. When funded, the federal contracts cover FSTO's direct costs and costs of operations, including overhead and general and administrative, plus a fee negotiated as a percentage of such costs. Certain costs, such as lobbying, product development and business development expenses, which are not allowable under these contracts, R&D costs FSTO incurs over certain cost caps set by the U.S. government, or costs incurred between contract fundings (collectively hereinafter referred to as "Non-contract Costs"), are not reimbursable under out government contracts and have been funded primarily by proceeds of two private equity placements.

     The U.S. Congress has provided earmarked appropriations for the development and testing of FSTO detection technology since 1997. The appropriations to FAA totaled $9.6 million in fiscal years 1997 through 2000; and the National Aeronautics and Space Administration (NASA) appropriations totaled $9 million in fiscal years 2000 through 2002. From these amounts, an aggregate of approximately $6.9 million of contract revenue has been paid to FSTO over that period under two sole source contracts for research and development of its SOCRATES technology and constituted its only revenues.

     In October 2001, without notice to, or opportunity for prior review by FSTO, the Volpe Center of the United States Department of Transportation ("Volpe") circulated a draft report which recommended curtailing further government expenditure on SOCRATES due to a high risk assessment of achieving operational feasibility. FSTO only learned of this negative report in March 2002 and, together with its major subcontractor, Lockheed Martin, has vigorously disputed and extensively discussed its assertions with the Volpe Center. As a result of these discussions, Volpe did not issue a final report.

     On September 16, 2002, the Volpe Transportation Center of the United States Department of Transportation ("Volpe") and NASA requested a proposal for approximately $2.2 million of additional research and development for FSTO to continue related work with an immediate objective of better characterizing the wake acoustics and background noise. FSTO submitted its cost proposal on October 9, 2002. On November 20, 2002, Volpe approved and funded a new work order in the amount of $1,229,650 for the first phase of this proposal and, as of the date hereof, is reviewing the balance of the proposal.

     FSTO has experienced significant fluctuations in its Net Income since its inception in 1997. The net (loss) for fiscal year 2002 of <$809,100> compares unfavorably to the net (loss) of <$521,951> in fiscal year 2001. Net Losses have further increased and as of November 30, 2002 were <$563,821>. FST's loss for fiscal year 2002 and for fiscal year 2003 to date was caused primarily by the eleven month delay in government contract funding for SOCRATES research and development.

COMPARISON BETWEEN THREE MONTH AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

Revenues

     On November 20, 2002, we received Contract Task Order No. 0008 for $1,229,650 from the U. S. Government. Included in the funding is a 7% fee and the statement of work continues our previous contract to develop and test our Socrates technology. This funding ends an eleven month period, from December 15, 2001 to November 19, 2002, without government funding to develop Socrates. As of November 30, 2002, $39,832 was billed to the US Government against Task Order No. 0008 and represents our contract revenue and contract receivables.

     Contract revenue for both the three and six month period ending November 30, 2002 was $39,832. This was a significant decrease compared to $288,134 for the three months and $515,219 for the six months ended November 30, 2001 and is due to the lack of government contract funding for SOCRATES during the eleven month period ending November 19, 2002.

Direct Contract Costs. Subcontractor, consultant and direct labor expenses comprise our direct contract costs. We resumed work on our SOCRATES government contract on November 20, 2002. Direct contract costs were $24,090 for the three month period ending November 30, 2002 compared to $181,967 for the three month period ending November 30, 2001. For the six months ending November 30, 2002, direct contract costs of $24,090 compare to $437,825 of such costs for the six months ending November 30, 2001. In each case, this significant decrease in direct contract costs is due to the eleven month delay in funding under our current government contract.

     When our government contract is funded, changes in direct costs do not generally impact our operating income because each contract covers its own direct costs. However, during periods when our government contract is not funded, any such costs we may incur are not reimbursable and must be funded from our own resources.

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates are subject to ceilings established with each government contract, which currently are set at 70% for overhead and 20% for general and administrative. Our historical rates are shown below.

	For Year Ended 5-31-00	For Year Ended 5-31-01	For Year Ended 5-31-02
Overhead Rates General and Admin. Rates	70% 20%	72% 29%	73% 67%

     The above rates for each of the previous fiscal year ends include only allowable operating expenses and have fluctuated over time. We believe these rates will improve and approach our current rate ceilings of 70% for overhead and 20% for general administration during the second half of fiscal year 2003.

     Non-contract Costs include: 1) expenses considered unallowable per (FAR) Federal Acquisition Regulations, such as lobbying and financing costs, 2) over ceiling expenses, or 3) operating expenses incurred during periods without government contract funding. These Non-contract Costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the private placement of our equity securities to date. To date, Non-contract Costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss and liquidity for FY 2002 and 2003 to date. Non-contract Costs are detailed below:

	For the 3 Months Ending (Unaudited)
	11-30-02	11-30-01
Unallowable Expenses (3) & (4) Over-ceiling Expenses Operating Expenses During Unfunded Period 9-1-02 / 11-19-02	$115,937 7,263 193,008	$73,205 85,961 0

Total	$316,208	$159,166

	For the 6 Months Ending (Unaudited)
	11-30-02	11-30-01
Unallowable Expenses (1) & (2) Over-ceiling Expenses Operating Expenses During Unfunded Period 6-1-02 / 11-19-02	$172,203 7,263 390,160	$103,612 140,942 0

Total	$569,626	$244,554

Note:
(1)   Includes $12,276 of stock based compensation expense for the 6 months-ended 11-30-02.
(2)   Includes $32,250 of stock based compensation expense for the 6 months-ended 11-30-01.
(3)   Includes $6,138 of stock based compensation expense for the 3 months-ended 11-30-02.
(4)   Includes $32,250 of stock based compensation expense for the 3 months-ended 11-30-01.

Unallowable Expenses for the three and six month periods ending November 30, 2002, increased over those ending in 2001 because of increase in lobbying and shareholder relations expenses. Over-ceiling Expenses decreased during the respective periods in 2002 compared to 2001 because our government contract was unfunded during those periods in 2002, as opposed to funded during those periods in 2001. Operating Expenses During Unfunded Period increased for the three and six month periods ending November 30, 2002 over those ending November 30, 2001 because our government contract was unfunded for those periods in 2002 and funded for those periods in 2001.

Liquidity and Capital Resources

     Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts, proceeds from the sale of our equity securities, and a $200,000 line of credit, which we use from time to time.

     As of November 20, 2002 our current contract funding was $1,229,650. As of November 30, 2002 and November 30, 2001, our unrestricted cash was, respectively, $1,186,679 and $612,821. The increase in unrestricted cash on hand as of November 30, 2002 over November 30, 2001 is attributable to closing on September 1, 2002, in conjunction with the Share Exchange, a $1.7 million private placement of 850,000 shares of common stock of the Registrant that netted $1,529,643 of proceeds to the Registrant and FST, less the operating losses for the period from December 1, 2001 to November 19, 2002, the period without government contract funding.

     As of November 30, 2002, we had total current liabilities of $273,110 compared to $297,419 of such liabilities as of May 31, 2002. We used proceeds from the aforementioned private placement to pay off our line of credit. Thus, as of November 30, 2002, no sums were outstanding under our line of credit, compared to an outstanding balance of $90,000 on May 31, 2002.

     With contract funding commencing on or about November 20, 2002, we anticipate that our contract balance of $1,229,650, plus additional funding of approximately $1,000,000 for Phase 2, will fund our direct contract costs and allowable operating expenses until approximately November 30, 2003. During this period, we have budgeted and expect to incur approximately $650,000 in Non-contract Costs. Assuming we operate within budget, as to which we can make no guaranty or assurance, at the end of such time, our available cash should be approximately $700,000.

     From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding for Phase 2 from the U.S. government for research development and testing of SOCRATES technology, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guaranty or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

Description of Property

     At the present time, we do not own any real property. Our primary office is located at 28 Cottrell Street, Mystic, Connecticut 06355 (approximately 1000 square feet) which is leased from the Mystic Fire District on a yearly basis at an annual rate of eighteen thousand six hundred dollars ($18,600).

    FST owns two U.S. patents for technologies invented by its Mr. Frank Rees, our Technical Director and Executive Vice President. The patents are for FST's SOCRATES technology (US 6,034,760 A) and its UNICORN technology (US 6,211,808 B1). Each of these patents have been assigned to FST by the inventor. There are also overseas patent applications currently pending for each of these technologies.

Item 3. Controls and Procedures
(a)

Evaluation of disclosure controls and procedures. FST's chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of FST's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that FST's current disclosure controls and procedures are effective to ensure that information required to be disclosed by FST in reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)

Changes in internal controls. There have not been any significant changes in FST's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit No.	Description
2.1 3.1 3.2 3.3 3.4 3.5 3.6 99.1 99.2

Share Exchange Agreement dated March 25, 2002 (1)
Articles of Incorporation (2)
By-Laws (2)
Certificate of Amendment to Articles of Incorporation with name change from
Reel Staff, Inc. to Flight Safety Technologies, Inc.
Certificate of Incorporation Flight Safety Technologies, Inc. dated March 1, 2000
Bylaws of Flight Safety Technologies, Inc. adopted April 24, 2000
Certificate of Amendment of Certificate of Incorporation of Flight Safety
Technologies, Inc. changing its name from Flight Safety Technologies, Inc. to
Flight Safety Technologies Operating, Inc.
Chief Executive Officer Certification as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
Chief Financial Officer Certification as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1) Incorporated by reference from the Form 8K filed by Company on July 18, 2002.

(2) Incorporated by reference from the Registration Statement on Form SB-2, which was filed August 9, 2001.

(b) Reports on Form 8-K

On September 10, 2002 we filed a Current Report on Form 8-K dated September 1, 2002. The report contained an Item 1 disclosure regarding a change in control of the Company; an Item 2 disclosure regarding the acquisition of FSTO by the Company; Item 5 disclosures regarding cancellation of shares, name and headquarters change, the closing of a private placement made pursuant to Regulation S under the United States Securities Act of 1933, as amended, and a change in business; and Item 6 disclosures regarding resignation and appointment of the Company's Directors and Executive Officers. On November 6, 2002, we filed a report on Form 8-K/A, which contained Item 5 disclosures consisting of the type of information, where applicable, that would be required by Form 10-SB under Section 12(g) of the Securities Exchange Act of 1934 and an Item 7 disclosure consisting of FSTO audited financial statements for fiscal years ending May 31, 2002 and 2001; FSTO unaudited financial statements for the three months ending August 31, 2002 and 2002; and Pro-Forma consolidated financial statements for the Company and FSTO for the year ended May 31, 2002 and the three months ended August 31, 2002.

On October 10, 2002 we filed a report on Form 8-K dated October 3, 2002. The report contained an Item 4 disclosure regarding a change in the Company's certifying accountant; an Item 5 disclosure regarding the appointment of a David D. Cryer as the Company's Chief Financial Officer and an Item 6 disclosure regarding the resignation of a director. On October 22, 2002, we filed a report on Form 8-K/A dated October 3, 2002 clarifying the change in certifying accountant.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc.,

a Nevada corporation

January 14, 2003	By:	/s/ Samuel A. Kovnat

Samuel A. Kovnat Its Chief Executive Officer, Director

January 14, 2003	By:	/s/ David D. Cryer

David D. Cryer Its Chief Financial Officer

CERTIFICATIONS

I, Samuel A. Kovnat, certify that:

1.	I have read this quarterly report on Form 10-QSB of Flight Safety Technologies, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Company and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5.

The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.
6.

The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003	By:	/s/ Samuel A. Kovnat

Samuel A. Kovnat Its Chief Executive Officer

CERTIFICATION

I, David D. Cryer, certify that:

1.	I have read this quarterly report on Form 10-QSB of Flight Safety Technologies, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Company and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5.

The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.
6.

The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 14, 2003	By:	/s/ David D. Cryer

David D. Cryer Its Chief Financial Officer