Form 10QSB
period 2003-02-28
FLIGHT SAFETY TECHNOLOGIES INC
filed 2003-04-03
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	February 28, 2003

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of Company as specified in its charter)

Nevada	95-4863690

(State of Incorporation)	(I.R.S. Employer ID No.)

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

     Yes [X]     No [ ]

The number of shares outstanding of the registrant's common stock as of February 28, 2003 was 14,757,104 shares

Transitional Small Business Disclosure Format:          Yes [ ]     No [X]

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED FEBRUARY 28, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Unaudited)
February 28, 2003 and May 31, 2002
	(Unaudited) February 28, 2003	(Audited) May 31, 2002
Assets
Current assets:
Cash	$1,228,142	$277,870
Restricted cash	--	200,000
Contract receivables	166,036	--
Other receivables	55,302	55,302
Other current assets	33,988	10,612
Notes receivable officers, current portion	--	17,400

Total current assets	1,483,468	561,184
Property and equipment, net of accumulated depreciation of $124,937 and $89,099, respectively	122,916	158,349
Intangible assets, net of accumulated amortization of $19,608 and $14,090, respectively	125,672	105,582

	$1,732,056	$825,115

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$--	$90,000
Accounts payable	303,974	68,462
Accrued expenses	102,303	138,957

Total current liabilities	406,277	297,419

Minority Interest	1,176	--
Stockholders' equity:
Series A convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, 606,343 issued and outstanding (liquidation preference of $2,000,932)	--	6,063
Common stock, $0.01 par value, 10,000,000 shares authorized, 2,796,000 shares issued and outstanding	--	27,960
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,757,104 issued and outstanding	14,757	--
Additional paid-in-capital	3,624,373	2,033,230
Unearned stock compensation	(79,674)	(98,088)
Accumulated deficit	(2,234,853)	(1,441,469)

	1,324,603	527,696

	$1,732,056	$825,115

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

For The Three and Nine Month Period Ended February 28, 2003 and 2002
	Three Months FY 2003	Nine Months 2003	Three Months 2002	Nine Months 2002
Contract Revenues	$487,299	$527,131	$10,063	$525,282

Cost and expenses:
Cost of revenues	350,194	374,284	21,416	459,241
Research and development	8,375	25,198	16,914	41,170
Selling, general and administrative	270,892	809,620	183,533	593,273
Depreciation and amortization	13,806	41,356	13,159	39,477

	643,267	1,250,458	235,022	1,133,161

Loss from operations	(155,968)	(723,327)	(224,959)	(607,879)

Other income (Expense):
Interest income	1,831	7,601	3,314	18,940
Interest expense	--	(2,232)	(1,034)	(5,376)

	1,831	5,369	2,280	13,564

Loss before provision for income taxes	(154,137)	(717,958)	(222,679)	(594,315)

Provision for income taxes	846	846	--	--

Net Loss	$(154,983)	$(718,804)	$(222,679)	$(594,315)

Net Loss Per Share
Basic	$(.01)	$(.07)	$(.09)	$(.23)

Weighted Average Number of Shares Outstanding
Basic	14,760,231	10,873,234	2,595,000	2,595,000

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders Equity (Deficit)

(Unaudited)

For The Nine Months Ended February 28, 2003 and 2002
	Common Stock		Convertible Redeemable Preferred Stock		Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at May 31, 2001	2,595,000	$25,950	606,343	$6,063	$1,912,630	$--	$(632,369)	$1,312,274
Net loss	--	--	--	--	--	--	(594,315)	(594,315)

Balance at February 28, 2002	2,595,000	$25,950	606,343	$6,063	$1,912,630	$--	$(1,226,684)	$717,795

Balance at May 31, 2002	2,796,000	$27,960	606,343	$6,063	$2,033,230	$(98,088)	$(1,441,469)	$527,696
Amortization of unearned stock comp.	--	--	--	--	--	18,414	--	18,414
Net proceeds from issuance of Common stock	850,000	850	--	--	1,528,793	--	--	1,529,643
Net share exchange	11,111,104	(14,053)	(606,343)	(6,063)	62,350	--	(74,580)	(32,346)
Net loss	--	--	--	--	--	--	(718,804)	(718,804)

Balance at February 28, 2003	14,757,104	$14,757	--	$--	$3,624,373	$(79,674)	$(2,234,853)	$1,324,603

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

For The Nine Months Ended February 28, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(718,804)	$(594,315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,356	39,477
Non-cash compensation - common stock	18,414	48,375
Assumption of Debt Upon Acquisition	(31,170)	--
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(166,036)	248,808
(Increase) decrease in other receivables	--	125,909
(Increase) decrease in other current assets and other assets	(23,376)	(873)
Increase (decrease) in accounts payable and accrued expense	198,858	(207,749)

Net cash used in operating activities	(680,758)	(340,368)

Cash flows from investing activities:
Purchases of property and equipment	(405)	(551)
Payments for patents and other costs	(25,608)	(39,583)

Net cash used in investing activities	(26,013)	(40,134)

Cash flows from financing activities:
Proceeds from previously restricted cash	200,000	--
Proceeds from repayment of loans to officers	17,400	21,050
Net proceeds (payment)/line of credit	(90,000)	(15,000)
Proceeds from issuance of common stock net of costs	1,529,643	--

Net cash provided by financing activities	1,657,043	6,050

Net increase (decrease) in cash and cash equivalents	950,272	(374,452)
Cash and cash equivalents at beginning of year	277,870	841,648

Cash and cash equivalents at end of quarter	$1,228,142	$467,232

Supplemental disclosures of cash flow information:
Cash paid during the year for
Income taxes paid	$--	$--
Interest	2,232	5,376

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Notes To The Consolidated Financial Statements
(Unaudited)
For The Nine Months Ended February 28, 2003 and 2002

The consolidated financial statements of Flight Safety Technologies, Inc. (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements included all adjustments necessary for a fair presentation of the financial position. Results for the nine months ended and three months ended February 28, 2003 and 2002 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes of the Company's subsidiary for the years ended May 31, 2002 and May 31, 2001 which are included in the Company's 8-KA filed on November 6, 2002.

Note 1. Summary of Significant Accounting Policies:

Restricted Cash

Restricted Cash represents collateral for the Company's line of credit agreement. As of February 28, 2003 the line of credit was cancelled by the Company and the previously restricted cash is now available and reported as part of the Company's Cash balance.

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

Intangible Assets

Intangible assets consist of patent costs totaling $145,280 with accumulated amortization of $19,608. Amortization expense for the three and nine months ended February 28, 2003 was $3,658 and $5,518, respectively. Amortization expense for each of the next five years is expected to be $9,672.

Note 2. Interim Financial Information (Unaudited):

The interim financial statements of the Company for the three months and nine months ended February 28, 2003 and 2002, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 3. Equity Transactions:

On September 1, 2002 the Company (then known as Reel Staff, Inc.) entered into a continuous share exchange agreement ("Share Exchange") with shareholders of Flight Safety Technologies, Inc. (a private Delaware Corporation, currently a subsidiary of the Company, operating under the name Flight Safety Technologies Operating, Inc. ("FSTO")). As of February 28, 2003 the Company has acquired 96.54% of the common and preferred stock of FSTO and as a group, FSTO participating shareholders have received an aggregate 55.65% interest in the Company. This transaction resulted in a business combination treated as a reverse acquisition and recapitalization whereby for accounting purposes FSTO was treated as the acquiring corporation. The stock exchange rate was two and one half shares of the Company for every share of preferred and common stock tendered by the existing shareholders of FSTO. The result to date is the issuance of 8,211,728 shares of common stock of the Company to former shareholders of FSTO. Simultaneous to this transaction the Company sold 850,000 common shares at $2.00 per share with net proceeds of $1,529,643 in a private placement pursuant to Regulation S under the United States Securities Act of 1933, as amended.

Note 4. Summary of Shares Outstanding:

Common stock of Company on August 31, 2002 Exchange shares on September 1, 2002 Sale of common stock on September 1, 2002 Exchange shares from September 2 to November 30, 2002	5,695,376 7,611,775 850,000 599,953

Total common stock issued and outstanding as of February 28, 2003	14,757,104

For the three and nine months ended February 28, 2003, the effect of the Company's stock options and warrants are excluded from diluted earnings per share calculations since the inclusion of such items would be antidulitive.

Note 5. Non Cash Transactions:

As part of and as a result of the business combination with FSTO, the following non-cash transaction was recorded.

Accounts Payable Common stock Additional Paid in Capital	$31,170 5,674 37,736

Accumulated Deficit	$74,580

Note 6. Business Combination:

As indicated in Note 3, on September 1, 2002, the Company participated in a Share Exchange. This transaction resulted in a business combination treated as a reverse acquisition and recapitalization whereby for accounting purposes FSTO was treated as the acquiring corporation. The Proforma operating results which reflect revenue, operating expense, loss from continuing operations and net loss, and loss per share for the current and historical periods would be as follows:

	Three Months 2003	Nine Months 2003	Three Months 2002	Nine Months 2002
Net Sales	$487,299	$527,131	$11,356	$532,060

Operating Expenses	$643,267	$1,250,458	$246,199	$1,169,692

Net Loss	$(154,983)	$(718,804)	$(232,563)	$(624,068)

Net Loss Per Share	$(.01)	$(.05)	$(.02)	$(.04)

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and nine month periods ending February 28, 2003, and specifically in the items entitled "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

SECOND Quarter BACKGROUND AND Overview

     The Company, a Nevada corporation formerly known as Reel Staff, Inc., entered into a Share Exchange Agreement dated June 24, 2002, as amended July 15, 2002, by and among the Company, Flight Safety Technologies, Inc., a Delaware corporation, and the Vendors as identified on Schedule A thereto, a copy of which was filed as Exhibit 10, to a Form 8-K filed on July 18, 2002 ("Share Exchange"). The Share Exchange closed on September 1, 2002 and as of this 10-QSB filing the Company has acquired approximately 96.54% interest in Flight Safety Technologies, Inc. As of September 1, 2002, the Company changed its name to Flight Safety Technologies, Inc. (hereinafter "Company," "Parent," or "FST"). The acquired subsidiary thereafter changed its name to Flight Safety Technologies Operating, Inc. (hereinafter "Subsidiary" or "FSTO"). As a result of the share exchange, the Company changed its fiscal year from December 31 to the same fiscal year of FSTO, i.e. May 31. Approximately 6,852,370 shares of the Company, representing approximately 46% of its 14,757,104 outstanding shares, currently trade on the NASD's Over-the-Counter Bulletin Board under the symbol "FLST". In conjunction with the Share Exchange, on September 1, 2002, the Company closed a private placement pursuant to Regulation S under the United States Securities Act of 1933, as amended. The private placement raised gross proceeds of $1.7 million and, after deduction of expenses, net proceeds of $1,529,643 were available to the Company (the "Company Private Placement"). In accordance with the Share Exchange Agreement, the Company filed on January 28, 2003 a Form SB-2 for the registration of 1,228,964 existing common shares, as well as the common shares underlying 850,000 warrants, which became effective on February 18, 2003.

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

     Since its inception in 1997, FSTO operations have been funded by U.S. Congressional earmarked appropriations resulting in two sole source contracts, with agencies of the Federal government for research, development and testing of SOCRATES technology, a private placement of preferred stock that raised approximately $1.5 million of net cash proceeds in November of 2000 (the "FSTO Private Placement"), and the aforementioned Company Private Placement. These contracts are funded when, as, and if the supervising federal agencies approve a statement of work and specific task orders under the statement of work. When funded, the federal contracts cover FSTO's direct costs and costs of operations, including overhead and general and administrative, plus a fee negotiated as a percentage of such costs. Certain costs, such as lobbying, product development and business development expenses that are not allowable under these contracts, R&D costs FSTO incurs over certain cost caps set by the U.S. government, or costs incurred between contract fundings (collectively hereinafter referred to as "Non-contract Costs"), are not reimbursable under out government contracts and have been funded primarily by proceeds of the two private equity placements.

     The U.S. Congress has provided earmarked appropriations for the development and testing of FSTO detection technology since 1997. The appropriations to FAA totaled $9.6 million in fiscal years 1997 through 2000; and the National Aeronautics and Space Administration (NASA) appropriations totaled $13.5 million in fiscal years 2003 through 2002. From these amounts, an aggregate of approximately $7.3 million of contract revenue has been paid to FSTO as of February 28, 2003 under two sole source contracts for research and development of its SOCRATES technology and constituted its only revenues.

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

     On September 16, 2002, Volpe and NASA requested a proposal which totaled $2,221,068 for additional research and development for FSTO to continue related work with an immediate objective of better characterizing the wake acoustics and background noise. FSTO submitted its cost proposal on October 9, 2002. On November 20, 2002, Volpe approved and funded a new work order in the amount of $1,229,650. On March 4, 2003 Volpe approved and funded an additional work order in the amount of $991,418 which completes the funding for the above referenced proposal.

     FSTO has experienced significant fluctuations in its Net Income since its inception in 1997. The net (loss) for fiscal year 2002 of <$809,100> compares unfavorably to the net (loss) of <$521,951> in fiscal year 2001. Net Losses have further increased and as of February 28, 2003, the end of fiscal year 2003 third quarter, were <$718,804>. FST's loss for fiscal year 2002 and for fiscal year 2003 to date was caused primarily by the eleven month delay in government contract funding for SOCRATES research and development.

COMPARISON BETWEEN THREE MONTH AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002.

Revenues

     On November 20, 2002, we received Contract Task Order No. 0008 for $1,229,650 from the U. S. Government. Included in the funding is a 7% fee and the statement of work continues our previous contract to develop and test our Socrates technology. This funding ended an eleven month period, from December 15, 2001 to November 19, 2002, without government funding to develop Socrates. As of February 28, 2003, $527,131 was billed to the US Government against Task Order No. 0008 and represents our contract revenue for the nine month period ending February 28, 2003. Our contract receivables as of February 28, 2002 against Task Order No. 0008 are $166,036.

     Contract revenue for the three and nine month period ending February 28, 2003 are $487,299 and $527,131 respectively. This was a significant increase compared to $10,063 for the three month period ended February 28, 2002 and virtually no change compared to $525,282 for the nine months ended February 28, 2002. These results principally reflect the lack of government contract funding for SOCRATES during the eleven month period ending November 19, 2002.

Direct Contract Costs. Subcontractor, consultant and direct labor expenses comprise our direct contract costs. We resumed work on our SOCRATES government contract on November 20, 2002. Direct contract costs were $350,194 for the three month period ending February 28, 2003 compared to $21,416 for the three month period ending February 28, 2002. For the nine months ending February 28, 2003, direct contract costs of $374,284 compare to $459,241 of such costs for the nine months ending February 28, 2002. These results principally reflect the eleven month delay in funding under our current government contract.

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

     The above rates for each of the previous fiscal year ends include only allowable operating expenses and have fluctuated over time. We believe these rates will improve and approach our current rate ceilings of 70% for overhead and 20% for general administration during the fourth quarter of fiscal year 2003.

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

	For the 3 Months Ending (Unaudited)
	02-28-03	02-28-02
Unallowable Expenses (3) & (4) Over-ceiling Expenses Operating Expenses During Unfunded Period 9-1-02 / 11-19-02 Period 12-15-01 / 2-28-02	$27,676 139,053 0 0	$33,806 0 0 180,834

Total	$166,729	$214,640

	For the 9 Months Ending (Unaudited)
	02-28-03	02-28-02
Unallowable Expenses (1) & (2) Over-ceiling Expenses Operating Expenses During Unfunded Period 6-1-02 / 11-19-02 Period 12-15-01 / 2-28-02	$199,879 146,316 390,160 0	$137,418 140,942 0 180,834

Total	$736,355	$459,194

Note:
(1)   Includes $18,414 of stock based compensation expense for the 9 months-ended 02-28-03.
(2)   Includes $48,375 of stock based compensation expense for the 9 months-ended 02-28-02.
(3)   Includes $6,138 of stock based compensation expense for the 3 months-ended 02-28-03.
(4)   Includes $16,125 of stock based compensation expense for the 3 months-ended 02-28-02.

Unallowable expense for the nine month period ending February 28, 2003 increased over those ending in 2002 because of increased Lobbying and Shareholder relations expenses during the previous first and second quarters. Over-ceiling expenses and Operating Expenses during Unfunded Periods fluctuate from period to period due to the timing of unfunded periods. The Company expects to be funded through November 30, 2003 which should eliminate the latter expense category for the fourth quarter of FY 2003 and through the first two quarters of FY 2004.

Liquidity and Capital Resources

     Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities. Our funded contract backlog as of February 28, 2003 is $1,693,939.

     As of February 28, 2003 and February 28, 2002, our unrestricted cash was, respectively, $1,228,142 and $467,232. The increase in unrestricted cash on hand as of February 28, 2003 over February 28, 2002 is attributable to closing on September 1, 2002, in conjunction with the Share Exchange, of a $1.7 million private placement of 850,000 shares of common stock of FST that netted $1,529,643 of proceeds to FST, less the operating losses for the period from December 15, 2001 to November 19, 2002, the period without government contract funding.

     As of February 28, 2003, we had total current liabilities of $406,277 compared to $297,419 of such liabilities as of May 31, 2002. We used proceeds from the aforementioned private placement to pay off our line of credit. Thus, as of February 28, 2003, no sums were outstanding under our line of credit, compared to an outstanding balance of $90,000 on May 31, 2002.

     We anticipate that our funded contract balance of $1,693,939, will fund our direct contract costs and allowable operating expenses until approximately November 30, 2003. During this period, we have budgeted and expect to incur approximately $500,000 in non-contract costs and an estimated $200,000 for UNICORN research and development. Assuming we operate within budget, as to which we can make no guaranty or assurance, at the end of such time, our available cash should be approximately $525,000. Pursuant to a Form 8-K filed on March 26, 2003, we announced a Share Repurchase Program on March 21, 2003 that authorizes the Company to purchase up to $200,000 of its shares on the open market or in private transactions. If, in its discretion, the Company makes any such purchase, the cash we expect to be available to us on November 30, 2003 could be reduced by up to $200,000.

     From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding from the U.S. government for further research development and testing of SOCRATES technology, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guaranty or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

Description of Property

     At the present time, we do not own any real property. Our primary office is located at 28 Cottrell Street, Mystic, Connecticut 06355 (approximately 1000 square feet) which is leased from the Mystic Fire District on a yearly basis at an annual rate of eighteen thousand six hundred dollars ($18,600).

    FSTO owns two U.S. patents for technologies invented by Mr. Frank Rees, our Technical Director and Executive Vice President. The patents are for FST's SOCRATES technology (US 6,034,760 A) and its UNICORN technology (US 6,211,808 B1). Each of these patents have been assigned to FSTO by the inventor. There are also overseas patent applications currently pending for each of these technologies.

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

PART II - OTHER INFORMATION

Item 5. Other Information

DEADLINE FOR SUBMISSION OF SHAREHOLDER PROPOSALS FOR INCLUSION IN 2003 PROXY MATERIALS

Any proposal which a shareholder wishes to have included in the proxy materials of the Company relating to the 2003 annual meeting of the shareholders of the Company, which is scheduled to be held in October 2003, must be received at the principal executive offices of the Company, 28 Cottrell Street, Mystic, Connecticut 06355, Attention: Samuel A. Kovnat, Chairman and Chief Executive Officer, no later than May 15, 2003. If such proposal is in compliance with all of the requirements of Rule 14a-8 under the Exchange Act, it will be included in the proxy statement and set forth on the form of proxy issued for such annual meeting of shareholders. It is urged that any such proposals be sent certified mail, return receipt requested.

Nothing in this section shall be deemed to require the Company to include in its proxy statement and proxy relating to the 2003 annual meeting any shareholder proposal which does not meet all of the requirements for inclusion established by the SEC in effect at the time such proposal is received. In the case of nominations for elections to the Board of Directors, certain information regarding the nominee must be provided.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit No.	Description
2 3.1 3.2 10 99.1 99.2

Share Exchange Agreement dated March 25, 2002 (1)
Articles of Incorporation*
By-Laws (2)
Teaming Agreement dated May 1, 1997 by and between FSTO and
Lockheed Martin Corporation (3)
Chief Executive Officer Certification as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*
Chief Financial Officer Certification as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

* submitted herewith

(1)  Incorporated by reference from the Form 8K filed by Company on July 18, 2002.
(2)  Incorporated by reference from the Registration Statement on Form SB-2, which was filed
        August 9, 2001.
(3)  Incorporated by reference to Exhibit 10.7 to its 8-KA filed on November 6, 2002

(b) Reports on Form 8-K

On January 21, 2003, we filed a Current Report on Form 8-K dated September 16, 2003. The report contained an Item 9 Regulation FD disclosure regarding a certain analyst report issued regarding the Company.

On February 28, 2003, we filed a Current Report on Form 8-K dated February 28, 2003. The report contained an Item 9 Regulation FD disclosure announcing that the President signed into law as part of the FY 2003 Omnibus Appropriation Bill, a $4.5 million addition to the NASA budget for Flight Safety Project SOCRATES.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
April 3, 2003	By:	/s/ Samuel A. Kovnat

Samuel A. Kovnat Its Chief Executive Officer, Director

April 3, 2003	By:	/s/ David D. Cryer

David D. Cryer Its Chief Financial Officer

CERTIFICATIONS

I, Samuel A. Kovnat, certify that:

1.	I have read this quarterly report on Form 10-QSB of Flight Safety Technologies, Inc.;
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

April 3, 2003	By:	/s/ Samuel A. Kovnat

Samuel A. Kovnat Its Chief Executive Officer

CERTIFICATION

I, David D. Cryer, certify that:

1.	I have read this quarterly report on Form 10-QSB of Flight Safety Technologies, Inc.;
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

April 3, 2003	By:	/s/ David D. Cryer

David D. Cryer Its Chief Financial Officer