Form 10KSB
period 2003-05-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2003-08-19
CIK 1144879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2003
Commission File Number 00-33305
_____________________________

FLIGHT SAFETY TECHNOLOGIES, INC.
(Exact name of Company as specified in its charter)

Nevada	95-4863690
(State of Incorporation)	(I.R.S. Employer ID No.)

28 Cottrell Street, Mystic, Connecticut 06355	(860) 245-0191
(Address of principal executive offices and Zip Code)	Company's Telephone Number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
(Title of Class) Common, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Registrant's revenues for its most recent fiscal year:     $1,093,097.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of $3.25 per share on August 14, 2003, as reported on the OTC Bulletin Board, was approximately $40,060,205. In determining the market value of non-affiliate voting stock, shares of common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 15,901,233 shares of common stock outstanding as of August 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED MAY 31, 2003

Preliminary Note: Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Annual Report on Form 10-KSB contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

     As used in this Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," "FST" and "Flight Safety" refer to Flight Safety Technologies, Inc, a Nevada Corporation, and its subsidiary, Flight Safety Technologies Operating, Inc., a Delaware corporation.

-i-

PART I

Item 1. Description of Business.

Overview

     We are developing advanced technologies to enhance aviation safety and reduce airport delays. Using our patented opto-acoustic technology, known as SOCRATES, we are currently working on development of a sensor to detect and track air disturbances known as "wake vortex turbulence," created by departing and arriving aircraft in the vicinity of airports. Unlike other technologies in use today, SOCRATES makes use of the acoustic characteristics of air turbulence.

     We believe that our wake-vortex sensor, upon completion of development and in consort with National Aeronautics and Space Administration ("NASA") developed vortex-track prediction technology, will:

     -     Improve the safety of aircraft arrivals and departures;

     -     Streamline the air traffic control process;

     -     Reduce passenger delays; and

     -     Generate substantial cost savings for the airline industry and other airport users.

     A "proof of principle" test of SOCRATES technology was conducted at JFK International Airport in May of 1998. Controlled testing of an expanded and improved technology, using the NASA Boeing 757 as the source aircraft, was carried out at Langley Air Force Base in December 2000. Building upon these two tests, we expect to develop and test the operational utility of the wake vortex sensor based on the technology in a series of tests at one or more major airports over the next several years. We have conducted research, development, and testing of SOCRATES in conjunction with Lockheed Martin Corporation pursuant to a ten year teaming agreement dated May 1, 1997 under which we are the prime contractor.

     We also are working on development of a collision avoidance and ground proximity warning system for small aircraft based on a patented technology referred to as UNICORN. We recently received a frequency assignment from the Federal Communications Commission for experimental purposes and development of UNICORN.

     Since our research, development, and testing of SOCRATES began in 1998, to date, our primary source of funding and revenues have been two contracts with the federal government funded by earmarked U.S. congressional appropriations. We have not had any revenues from commercial sales and no such revenues are imminent. We have suffered cumulative losses of $2,460,023 as of May 31, 2003. We also have been funded with the proceeds of two private equity offerings. We expect we will need to raise additional sources of capital to fund our future research and development and working capital.

     We may consider and execute from time to time strategic investments, acquisitions or other transactions that we believe will benefit us and complement our current operations, technologies, and resources.

     As of August 14, 2003, we have 15,901,233 shares of common stock outstanding and approximately 7,702,370 of those shares currently trade in the United States on the National Association of Securities Dealers' Over-the-Counter Bulletin Board ("OTCBB"), under the symbol "FLST" and in Europe on the Berlin Stock Exchange under the symbol "FLH."

History

     We are a Nevada corporation, formerly known as Reel Staff, Inc., that was incorporated on May 21, 2001. We entered into a Share Exchange Agreement dated June 24, 2002, as amended July 15, 2002, with Flight Safety Technologies, Inc. (hereinafter "Subsidiary" or "FSTO"), a Delaware corporation, and the Vendors as identified on Schedule A thereto, a copy of which was filed as Exhibit 10, to a Form 8-K filed on July 18, 2002 ("Share Exchange"). FSTO commenced operations and was incorporated in Wyoming in 1997 and reincorporated in Delaware in 2000.

     The Share Exchange closed on September 1, 2002, and thereafter we changed our name to Flight Safety Technologies, Inc. and the acquired subsidiary thereafter changed its name to Flight Safety Technologies Operating, Inc. As of June 27, 2003, FSTO merged into us pursuant to a short form merger under Delaware and Nevada law. As a result of the share exchange, we changed our fiscal year from December 31 to the same fiscal year of FSTO, i.e. May 31.

     Prior to the Share Exchange, we provided production and post-production staffing services to film, video, and television production companies and were headquartered in Los Angeles, California. As a result of the Share Exchange, we completely discontinued our previous operations, are continuing the business of FSTO, and have relocated our principal office to Mystic, Connecticut.

Principal Products Under Development And Market Opportunities

Sensor for Optically Characterizing Remote Atmospheric Turbulence Emanating Sound ("SOCRATES") Technology.

General

     Based on testing to date, we believe SOCRATES technology will provide sensor technology for ground-based systems to detect dangerous air turbulence that:

     *   Is reliable in most weather conditions;
     *   Is highly accurate, and can detect even small disturbances;
     *   Provides early warnings to pilots and air traffic controllers of hazards they may encounter;
     *   Does not require the presence of large atmospheric particles such as rain or ice crystals to detect disturbances; and
     *   Is more cost-effective and easier to implement than other potential sensors.

     SOCRATES uses a proprietary opto-acoustics technology to detect, locate and track air turbulence created by aircraft wakes, wind, rain, and other atmospheric conditions. Air turbulence creates patterns of low-frequency sound waves something like the ring patterns that form in a body of water after a pebble has been tossed into it or a boat has cut through it. These low-frequency sound waves can travel for long distances through the atmosphere without their patterns being impeded or altered by rain, fog, and other wind conditions. For this reason, we believe that upon completion of research, development, and testing, SOCRATES technology will enable the detection of far off and nearby turbulence, regardless of weather conditions.

     SOCRATES technology uses a laser transmitter to project a low-power laser beam a short distance across the ground in the vicinity of airport approach and departure corridors. A reflector device reflects the beams back to a receiver. SOCRATES technology measures changes in the speed of the light waves of the laser beams. These changes indicate that the laser has interacted with sound waves emanating from nearby or far off air disturbances. Based on the changes, the technology will enable the system to recognize the presence of atmospheric turbulence. Wake vortices may be detected as far as two nautical miles away, and provide pilots with advanced warning of the nature and location of these potential hazards.

     Unlike many alternative technologies, we believe SOCRATES technology will be accurate without need for the presence of rain, ice crystals, or other aerosols because SOCRATES lasers detect interaction with sound waves, not with atmospheric particles.

     SOCRATES ground-based systems will be relatively cost-effective and easy to implement because they will not require airports to build large towers, acquire additional land on their peripheries, or engage in potentially lengthy and costly negotiations with residential communities, as is required to install Terminal Doppler Weather Radar ("TDWR") systems. In addition, SOCRATES technology could offer a higher degree of accuracy than alternative systems. (See Alternate Technology Chart on page 7).

     Alternate technologies for detecting air turbulence phenomena can be unreliable, inaccurate, expensive, difficult to implement, or incapable of providing sufficiently early warnings for pilots to take appropriate action. We believe the products we are developing and intend to develop based on the SOCRATES technology may mitigate many of the shortcomings associated with these types of systems.

SOCRATES Wake Vortex Sensor

     Whenever an airplane is in flight, and especially when flying slowly, as during takeoff, approach, and landing, the wing flaps and wings create wake vortices, which are similar to horizontal tornadoes trailing back from the wing tips. If another plane enters this vortex, even several minutes after the first plane has passed, the pilot's control of the aircraft may be compromised. In 1996, the Federal Aviation Administration ("FAA") expanded their requirements for wake vortex separation by introducing a new wake turbulence category for separation behind B-757 aircraft. Smaller aircraft now must be separated from heavy jets by at least six miles, and large jets must be separated from B-757s by at least four miles. The increased space between planes has translated into even more time in the air, which causes flight delays and increases in fuel and flight crew costs.

     Our initial SOCRATES technology focus is development of a wake vortex sensor to detect, locate and track wake vortex turbulence. The sensor will include a low power laser transmitter and receiver, a reflector and special computer electronics designed to translate changes in laser transmissions into data on the presence and location of wake vortex turbulence. The data from the sensor will be a key element in a wake vortex advisory system ("WVAS") to be used by air traffic controllers in establishing safe separation between successive arriving and departing aircraft. Other elements of WVAS include weather measurements (primarily wind), predictions of both the vortex movement and the persistence of existing wind conditions, and communication links between the sensor and the air traffic control towers.

     We expect the wake vortex sensor to assist pilots and air traffic controllers to determine more precisely when it is safe for a plane to land or take off. This may enable the FAA to decrease aircraft separation standards, thereby increasing airport capacity, reducing flying time and saving money. This system also would increase safety by issuing an alert to controllers in instances where a standard separation may not have given sufficient time for a wake vortex to dissipate or move out of the way. A "proof of principle" test of SOCRATES technology was conducted at JFK International Airport in May 1998. Controlled testing of an expanded and improved technology, using the NASA Boeing 757 as the source aircraft, was carried out at Langley Air Force Base in December 2000. Building upon these two tests, we expect to develop and test the operational utility of the wake vortex sensor in a series of tests at one or more major airports over the next several years. If and when development and testing are successfully completed and the system is approved by the FAA, we anticipate that the FAA will participate in facilitating the installation of WVAS at these and other major U.S. airports. Each airport will require a system customized for its particular runway layout and topography.

Wake Vortex Sensor - Market Opportunity.

     We believe the FAA's substantial investment in addressing the problems associated with wake vortex turbulence and their issuance of a Mission Needs Statement for Wake Turbulence indicate a growing need in the aviation industry for technologies to combat the wake vortex problem. The International Federation of Airline Pilots Associations ("IFALPA"), which represents over 100,000 pilots worldwide and is recognized as the global voice of pilots on both labor and aviation safety issues, officially supports the development of systems that can safely reduce the current wake vortex-related spacing requirements. Factors contributing to this high level of industry support include:

     *   Worldwide increase in airline traffic has caused back-ups and delays at busy airports. These costly delays could be reduced if landings and take-offs were optimally spaced based on actual vortex behavior.

     *   Resistance to building additional runways to alleviate airport congestion. Airports do not want to bear the expense, which can run in the billions of dollars, and surrounding communities do not want to suffer the adverse environmental and aesthetic effects of adding runways.

     *   Expensive delays related to airplane spacing requirements. In March 2000, the Air Transport Association estimated that in 1999, delays cost consumers and airlines approximately $5.2 billion.

     *   Public pressure on governmental agencies to promote aviation safety. Recent aviation catastrophes and near-disasters, especially those with unexplained or turbulence-related causes, have heightened public attention to air safety.

     The primary target market for our ground-based wake vortex sensor will include 100 of the busiest airports worldwide, with an initial focus on airports with closely spaced parallel runways, such as the San Francisco, Anchorage, Newark, Boston Logan, Philadelphia, St. Louis, and Los Angeles International airports, as well as several other major airports in the U.S. and abroad. To improve safety and reduce delays, many of these airports are planning to adopt Simultaneous Offset Independent Approaches ("SOIA"), a new set of landing procedures for parallel runway airports that address the problems of wake vortex turbulence under heavy traffic and inclement weather conditions. We believe that our wake vortex sensor will be instrumental in helping airports to implement and follow SOIA procedures. We have projected the market size for a SOCRATES wake vortex sensor at an estimated $1.5 billion. Our projections were based on, among other things: our assumption of successful product development and FAA certification; assessments and estimates we performed in early 2000 of the number of airports that would benefit from the implementation of systems or products based on this technology; a long term projection of the cost of manufacturing, installing, and testing the SOCRATES system; and a projection of pricing. We estimated the price of a SOCRATES system at $10 to $20 million per airport installation. These projections are based on assumptions as to the cost and pricing of other aviation, navigation and safety technologies and products. These projections do not include any revenue from field service which we plan to provide if appropriate arrangements can be made with specific airports, aircraft manufacturers and owners, and the FAA. The projections also assume the availability of funding from the FAA to airports for purchase and installation of SOCRATES systems. While we hope the FAA and U.S. government will support such funding and installation of SOCRATES systems here and abroad, when and if it becomes operational, we do not have any commitment or assurance from the FAA or other branches of the U.S. government to support us in this regard. These projections have not been reviewed or validated by any third party. We have not updated and have no plans to update these projections.

Universal Collision Obviation and Reduced Near-Miss ("UNICORN") Technology

General

     The purpose of the UNICORN technology is to provide inexpensive collision warning and ground proximity systems for small, private aircraft, business aircraft, and smaller regional and feeder line aircraft. We believe this product will offer important advantages over currently available alternatives. We anticipate a system based on this technology will utilize a unique arrangement of radar antennae to provide pilots with visual and aural warnings of approaching aircraft at a much lower cost than alternative systems. The UNICORN approach involves general aviation aircraft transmitting a radar signal that creates a minimum "sphere-of-safety" around the aircraft and selectively receives and determines the direction of any radar echo from potential threat aircraft entering that coverage. This differs from the current FAA Traffic Collision Avoidance System ("T-CAS") that utilizes a radar transponder interrogator located on the commercial aircraft it is intended to protect. Theoretically, for T-CAS to be truly effective, every potential large or small threat aircraft would be required to carry a radar beacon transponder to respond to the commercial aircraft's interrogation. UNICORN works on the premise that once adequately alerted, the smaller aircraft would be better able to maneuver "out of harms way" than a larger, commercial aircraft.

     On September 13, 2002, the Company secured FAA approval for the FCC to issue an Experimental Radio Station Construction License facilitating UNICORN antenna experimentation in either an FAA allocated 5145 MHz frequency or a non-FAA allocated 3650-3700 MHz frequency band in any of three Eastern USA locations prior to August 30, 2005. As of May 31, 2003, we were working on completing development of drawings and specifications for a prototype and locating and engaging a qualified third party contractor to build and test the prototype. Once prototypes have been developed and satisfactorily tested, the FAA Certification process is expected to take a protracted period of time before use anywhere in the domestic airspace of the continental USA and its outside states will be approved. Certification and approval to sell to the foreign general-aviation market is likely to take even longer.

UNICORN Market Opportunity

     Our target market for this product will be individual and corporate owners of smaller, general aviation aircraft, which the FAA estimates numbered over 221,000 in the United States in 2000. Collision warning and ground proximity systems currently available for small aircraft are generally priced between $20,000 and $50,000, and as a result of their high price, have a very low penetration of the general aviation marketplace. We believe our UNICORN technology will enable us to utilize a simplified, more autonomous design to produce a system with similar capabilities to those of currently available alternatives at a substantially lower cost. Based on anticipated component and labor costs, we believe we can achieve a retail price for our UNICORN product of about $10,000 per unit.

Distribution Methods

     We believe that upon completion of research, development, testing and certification by the FAA, a SOCRATES wake vortex sensor will be able to penetrate the aviation industry due to the growing demand for cost-effective ways to streamline air travel, and the advantages of our technology over alternatives. Our strategies for selling SOCRATES and UNICORN-based products to the commercial and general aviation markets will include:

     *   Close coordination with the FAA, which will provide oversight and support for the installation of SOCRATES systems in wake vortex advisory systems at United States airports and in commercial aircraft;

     *   Cooperating with airports to apply for the allocation of airport improvement grants;

     *   Targeting the 100 busiest airports in the world with a campaign including informational seminars and direct marketing;

     *   Publicizing the advantages of the SOCRATES wake vortex sensor in promoting advanced air safety and airport productivity to members of Congress, aircraft manufacturers, commercial airlines, and air travel industry trade groups;

     *   Forming relationships with established distributor networks for general aviation avionics (electronics used in general aviation aircraft) in order to penetrate the retrofit market for our UNICORN products; and

     *   Building a market for the installation of UNICORN products in new general aviation planes by forming alliances with small plane manufacturers such as Cessna, Gulfstream, Raytheon and Piper.

Potential New Product Development

SOCRATES Based Technologies

     We believe that upon completion of research, development and testing, SOCRATES technology may enable the detection, location, and tracking of other potentially deadly air turbulence phenomena, which include:

     *   Windshear. Thunderstorms and other highly unstable atmospheric events can cause windshear, a sudden, rapid change in wind velocity or direction. The most dangerous form of windshear is a microburst, which occurs when the cold air high in cumulus clouds or thunderstorms falls rapidly to the ground and fans out in all directions. A plane approaching a microburst experiences increasing headwinds and a turbulent altered flight path, and, as it flies further into the microburst, it may experience increasing tailwinds and loss of lift.

     *   Clear-Air Turbulence. One of the most common aviation hazards and sometimes the most damaging is clear-air turbulence ("CAT"), which can occur even when no rain or other adverse weather conditions are present. One form of CAT occurs near the ground when a windstorm passes down a steep, rough mountainside forming a layer of air that often turns suddenly upwards and begins to rotate in circles. As these "rotors" multiply they form a series of more violent, spinning air masses, and the waves above them can rise up to altitudes of 30,000 feet or more, about the normal cruising height for most airliners.

     Airport Area Weather Hazard Surveillance System. An expansion of SOCRATES technology that will enable the detection, location and tracking of other types of weather hazards such as clear air turbulence, windshear and microbursts, in addition to airplane wake vortices. We will need to perform significant additional research, development and testing of the SOCRATES technology to expand it to an all weather hazard area surveillance system.

     Airborne En-Route Turbulence Warning System. This product will utilize SOCRATES technology in an aircraft-based system for detecting dangerous air turbulence throughout a flight. To develop this system, we will need to study ways to use naturally occurring airborne particles that are present regardless of weather conditions, as reflectors for SOCRATES lasers. We also intend to develop models and computer software to interpret return signals, as well as pilot-friendly cockpit display and alerting systems. This system will require substantial additional R&D and testing to determine its commercial viability, which we estimate will cost in the range of $50 million. We therefore view it as a long-term development project and expect to focus primarily on our other products in the near future.

     Other Potential Products. We have begun preliminary exploration of the development of technology we refer to as GARSS (General Aviation Remote Screening System) which may have the potential to image and possible identify suspicious contents of privately operated aircraft (non-airline) prior to takeoff and the application of derivatives of our SOCRATES technology to the telecom industry.

     We have not yet initiated the requisite research and development on these concepts to date. These concepts will require substantial time and effort prior to practical application or commercialization and, at present, are not a primary focus of the Company. With respect to GARSS and SOCRATES applications to the telecom industry, our efforts have been very preliminary in nature, aimed primarily at determining whether patent protection is available for these concepts or specific applications thereof, whether licenses from third parties may be required for development and application, and whether there is the possibility of obtaining funding from the government or third parties for research and development of these concepts.

UNICORN Based Technologies

     The company is also in preliminary discussions with NASA about the possible use of UNICORN on Unmanned Air Vehicles (UAVs) to perform the "see and avoid" function required of the pilot in all manned aircraft. There is increasing interest in operating UAVs in parts of the National Airspace System other than military restricted areas. These operations could not take place unless the collision safety issue is addressed. Existing systems like TCAS cannot detect aircraft operating without transponders. Properly developed for this application, UNICORN has the potential to meet this emerging need.

Competition

     The aviation and airport safety business is very competitive. We expect competition in hazardous weather applications to intensify as air travel and airport congestion continue to increase worldwide, and as public scrutiny of aviation safety heightens. Although we are not aware of any other company or organization developing technologies such as ours, it is possible that other industry participants could develop or improve their systems to achieve similar results. We may face competition from established companies in the aviation systems marketplace, which are currently providing or developing technologies and products such as Low Level Windshear Alert Systems, airborne and ground-based Doppler Radar, Lidar, Laser Doppler Velocimetry, and Terminal Doppler Weather Radar. These companies include Allied Signal/Honeywell, Coherent Technologies, Northrop Equipment Corp., Raytheon Corp., and others. The chart below describes these alternate technologies.

Technology	Description	Shortcomings
Low Level Windshear Alert Systems ("LLWAS")	* Detects windshears & microbursts 50 - 150 feet above ground * Developed late 1980s * Alerts triggered when wind speeds are not consistent at multiple wind sensors around airport and runways	* Limited range * Can be unreliable * Early warning insufficient since only detects windshear in immediate vicinity
Doppler Radar	* Airborne and ground-based systems * Detect speed and location of disturbances by reflecting electromagnetic waves off atmospheric particles	* Often misses small phenomena * Limited detection range * Need airborne rain or ice crystals to reflect radar * Insufficient early warning
Lidar ("Light detection and rangefinding")	* Airborne and ground-based systems * Detect disturbances by measuring the reflection and scattering of a powerful infrared pulse * Greater range and accuracy than radar	* Does not work in clouds * Insufficient early warning
Laser Doppler Velocimetry

*   Airborne and ground-based systems
*   Measures the speed and location of disturbances by analyzing the frequencies of two laser beams reflected off atmospheric particles
*   Greater range and accuracy than radar

* Does not work in clouds * Insufficient early warning * Uses high powered laser beam that may be dangerous to humans
Terminal Doppler Weather Radar ("TDWR")	* Ground-based system * Detects hazardous atmospheric conditions in the airport terminal area * Detects changing winds to give early warning of hazardous conditions * Highly reliable and accurate

*   Requires tall towers to be installed 8-12 miles away from airport, which are expensive and often encounter resistance from residential communities
*   Does not capture small phenomena like wake vortices

     We believe our technologies offer many advantages over the products and technologies provided by these competitors, although further research, development, and testing are needed to complete our products and make them operational. We believe that once our products are operational these advantages position us to capture a large share of the market, particularly for a ground-based wake vortex sensor.

     We believe the advantages of a wake vortex sensor based on our SOCRATES technology include:

     *   Greater reliability in foggy or cloudy weather conditions that often impede lidar-based systems;
     *   Superior accuracy, even for small disturbances other systems often miss;
     *   Earlier warning of potential hazards;
     *   No need for large atmospheric particles to detect disturbances; and
     *   Greater cost-effectiveness and easier implementation.

     Our ability to compete successfully in the market for air safety products will depend on our success in:

     *   Completing on a timely basis the research and development, prototyping, testing, and production of our
               SOCRATES and UNICORN-based products;

     *   Marketing and selling our products to airports, the FAA, airlines and manufacturers and owners of general aviation aircraft;

     *   Promoting awareness and acceptance of our products among members of Congress and other government officials, aircraft manufacturers, commercial airlines, and air travel industry trade groups; and

     *   Developing and/or acquiring additional technologies and products to meet the changing needs of the aviation industry.

     Many of our potential competitors have longer operating histories, greater name and brand recognition and substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. We cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially and adversely affect our business, operating results and financial condition.

Reliance On Government Funding of Research and Development Contracts

     Substantially all of our time and expenditures have been spent on the research, development and testing of SOCRATES. Other than a $2.0 million private placement in November 2000 and a $1.7 million private placement that closed on September 1, 2002, a substantial portion of our funding for R&D contracts of SOCRATES technology has and is expected to continue to come from appropriations of the Federal government. These appropriations, from which we have been awarded an aggregate of approximately $9 million in contract funding to date, have been earmarked by Congress, but not requested by Federal agencies, such as FAA and NASA, which are responsible for funding, monitoring and administering the development of technology to enhance airport and airline safety.

     As previously reported in our Form 8-KA filed with the SEC on November 6, 2002, in October 2001, without notice to, or opportunity for prior review by us, the Volpe Center of the United States Department of Transportation ("Volpe") circulated a draft report which recommended curtailing further government expenditure on SOCRATES due to a high risk assessment of achieving operational feasibility. We only learned of this negative report in March 2002, and, together with our major subcontractor, Lockheed Martin Corporation, vigorously disputed and extensively discussed its assertions with Volpe and NASA. To our knowledge, Volpe did not issue a final report and Volpe and NASA requested and we submitted a proposal for approximately $2.2 million of additional SOCRATES research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. A formal request to us for price quotation was issued by Volpe on August 21, 2002. We submitted our cost proposal on October 9, 2002. On November 20, 2002, Volpe approved and funded a work order in the amount of $1,229,650 for the first phase of this proposal and on March 7, 2003, a second work order was approved and funded in the amount of $991,418.

     In February, 2003, the President signed into law as part of the Fiscal Year 2003 Omnibus Appropriation Bill, a $4.5 million addition to the NASA budget for SOCRATES. We expect a portion of these funds will be used for continued funding of our contract with the Federal government for research, development, and testing of SOCRATES as part of a NASA/DOT/FAA development of a wake vortex advisory system for use at major airports. Before funds become available to us, we must provide an acceptable technical and cost proposal describing the scope of work that we and our subcontractors will perform under a new contract, which we must negotiate and execute with NASA and/or the U.S. Department of Transportation ("DOT").

     The Federal government may hold, reduce or eliminate future funding for R&D of SOCRATES as a result of a reduction in support or opposition from supervising agencies, changes in budgetary priorities or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for R&D of our proprietary technologies, new products or enhancements to SOCRATES or UNICORN and to market our products. Reduction of funding from the Federal government could delay achievement of or increases in profitability, create a substantial strain on our liquidity, resources, and product development, and have a material adverse affect on the progress of our R&D and our financial condition.

Our Intellectual Property and Technology

     Our intellectual property is critical to our success. We will rely on a combination of patent protection, trademark protection, trade secret protection, copyright protection, and confidentiality agreements to protect our intellectual property rights. We have received United States patents on our SOCRATES technology (US 6,034,760 A) and UNICORN technology (US 6,211,808 B1) with the United States Office of Patents and Trademarks. We have pending patent applications abroad for our SOCRATES and UNICORN technology. However, there can be no assurance any patent will issue from these pending applications. We also may apply to federally register various copyrights in our software and documentation with the United States Copyright Office and abroad.

     Our SOCRATES patent, includes two fundamental claims: a method claim and an apparatus claim. The method claim covers a laser device that produces an optical beam, directs that beam into the atmosphere and measures the effect of sound waves on the beam as an indicator of hazardous weather conditions that have produced those sound waves in the atmosphere. The apparatus claim covers the apparatus for performing the method claim. Both of these claims cover systems that are mounted either directly on the front of an aircraft or on the ground adjacent to a runway. We have filed corresponding patent applications, based upon the SOCRATES United States application, in Canada, Japan, China, Israel, India, Australia, New Zealand, and throughout the United Kingdom and Europe. Our contract with the Federal Government expressly preserves our exclusive rights to the SOCRATES technology.

     Our UNICORN patent includes a method claim and apparatus claim: the method claim covers a collision avoidance system for use in a configuration comprising an antenna built around a dielectric substrate formed into at least part of a sphere and subdivided into a plurality of sectors each having all but their microwave transmitting/receiving face infused with a conducting material forming the wave-guiding surfaces of a microwave horn. Then, a plurality of such microwave horns is re-assembled into a spherical or flattened (oblate) spherical microwave antenna that may be subdivided into hemispherical equivalents for installation as two radar sub-apertures respectively mounted on top and below an aircraft for providing collision, ground-proximity and terrain avoidance warnings to its pilot. A plurality of such microwave horns is combined through a corresponding plurality of microwave transmitter/receiver switches in order to transmit omni-directional radar pulses to create a "sphere-of-safety" around an aircraft. It selectively uses each microwave horn as a way to determine the direction of any received radar echo from another close-by aircraft or the ground below or terrain ahead that poses a potential threat within that coverage. The apparatus claim covers the apparatus for performing the method claim. This apparatus non-inclusively embraces the microwave antenna, its switches, local oscillator and mixing diodes, and electronic equipment that provides a "sing-around" logic controlling the transmit/receive cycling to enable the measurement of radial range and range rate. The quotient of these measurements is called "tau", and is used to estimate the degree-of-danger posed by a potential threat based upon its time to the closest-point-of-approach. Controlling the multiplexing of these functions permits detection of several almost simultaneous potential threat encounters. Both of these claims cover any UNICORN system whose antenna may be fabricated in an equivalent way and subdivided for low drag-profile mounting above and below the fuselage of an aircraft.

Government Approval and Regulations

     The airport and airline industry is subject to extensive government oversight and regulation. To introduce our first SOCRATES product (wake vortex sensor) or UNICORN product for commercial sale, we must successfully complete research, development, and testing of this product and obtain necessary governmental approvals for installation of SOCRATES systems in airports or installation of UNICORN collision avoidance systems in small aircraft. For SOCRATES this means commissioning the system for use in the National Airspace System. As UNICORN is an airborne system, it must be certified for use on aircraft. Any factor that delays or adversely affects this process, including delays in development or difficulty in obtaining Federal government approval of the product, could adversely effect our business, financial condition, or results of operations.

     Additionally, as a result of receiving funding from the Federal government, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the Federal government, we will be subject to many procurement and accounting rules and regulations of the Federal government. FSTO is also subject to periodic audits by the Defense Contract Audit Agency. To date, FSTO has incurred four audits by DCAA and reports have been issued to our government customer which have stated that FSTO is performing in full accordance with Federal Acquisitions Regulations.

Employees

     As of May 31, 2003, we had five full-time and two part-time employees. All our present employees are stockholders and four are officers and/or directors.

Item 2. Description of Property.

     At the present time, we do not own any real property. Our primary office (approximately 1000 square feet) is located at 28 Cottrell Street, Mystic, Connecticut 06355, which is leased from the Mystic Fire District on a yearly basis at an annual rate of $18,600 and expires March 31, 2004. We believe that our facilities are adequate to satisfy our projected requirements and that additional space will be available if needed.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholders' Matters.

market Information

     On January 14, 2002, the Company's common stock became effective on the NASD Over-the-Counter Bulletin Board ("OTCBB") under the symbol RELS. No reported trades of the stock on the OTCBB occurred prior to July 21, 2002. Effective September 6, 2002, the symbol changed to FLST. The following chart shows the high and low closing price of the common stock for each fiscal quarter since public trading started:

Fiscal Quarter Ended 8/31/02 11/30/02 2/28/03 5/31/03	High $3.50 $2.30 $2.24 $1.00	Low $1.75 $1.41 $0.90 $0.58

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

STOCKHOLDERS

     As of May 31, 2003, the Company had approximately 90 record holders of its common stock, as reflected on the books of the Company's transfer agent. A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

     The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     We currently have no formal equity compensation plan that has been adopted by the stockholders or Board of Directors. We do have a policy whereby each member of the Board of Directors who is not an employee of the Company receives a grant of stock options authorized by the Board of Directors under the following terms. Upon initial election to the Board of Directors, a director is granted an option to purchase 125,000 shares of FST common stock at $2.00 per share. Of these options, 25% vest immediately, with the remaining options vesting at a rate of 6 1/4% at the end of every three months over a three year period. All options granted under this provision have a three-year exercise period.

Recent Sales of Unregistered Securities

     On September 1, 2002, we authorized issuance of up to 8,505,857 shares of common stock to stockholders of FSTO. As of the date of this filing, we have issued all said shares and on June 27, 2003 effected a short form merger of FSTO into FST pursuant to Nevada and Delaware law. In conjunction with the exchange, we also converted 121,269 FSTO warrants into 303,173 Company warrants and 659,540 FSTO options into 1,648,850 Company options. All options and warrants issued thereunder have an exercise price of $2.00 and expire August 31, 2005. The securities issued were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because this issuance was not a public offering.

     On September 1, 2002, we issued 850,000 common shares and 850,000 warrants, each warrant to purchase one common share to the Registrant. The shares and warrants were issued in a private placement in reliance upon Regulation S under the Securities Act of 1933 (the "Company Private Placement"). The common shares were issued at a price of $2.00 per share, resulting in aggregate proceeds of $1,700,000 and net proceeds after costs of issuance of approximately $1,500,000. We subsequently registered these shares and the shares underlying the warrants pursuant to an SB-2 Registration Statement that became effective February 19, 2003. As of August 15, 2003, all such warrants had been exercised resulting in additional aggregate proceeds to us of $1,700,000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

     We are a Nevada corporation, formerly known as Reel Staff, Inc., that was incorporated on May 21, 2001. We entered into a Share Exchange Agreement dated June 24, 2002, as amended July 15, 2002, with Flight Safety Technologies, Inc., a Delaware corporation, and the Vendors as identified on Schedule A thereto, a copy of which was filed as Exhibit 10, to a Form 8-K filed on July 18, 2002 ("Share Exchange"). FSTO commenced operations and was incorporated in Wyoming in 1997 and reincorporated in Delaware in 2000.

     The Share Exchange closed on September 1, 2002, and thereafter we changed our name to Flight Safety Technologies, Inc. and the acquired subsidiary thereafter changed its name to Flight Safety Technologies Operating, Inc. As of June 27, 2003, FSTO merged its operations into the Nevada parent corporation pursuant to a short form merger under Delaware and Nevada law. As a result of the share exchange, we changed our fiscal year from December 31 to the same fiscal year of FSTO, i.e. May 31.

     Prior to the Share Exchange, Reel Staff, Inc. provided production and post-production staffing services to film, video, and television production companies and was headquartered in Los Angeles, California. As a result of the Share Exchange, we completely discontinued previous operations, are continuing the business operations of FSTO, and have relocated our principal offices to Mystic, Connecticut. As indicated in its 2001 annual report, from its inception on May 21, 2001, to the end of its first fiscal year on December 31, 2001, Reel Staff, Inc. generated $5,485 in revenues and incurred operating expenses of $25,354. As indicated in its final quarterly report prior to the Share Exchange, for the six months ended June 30, 2002, Reel Staff, Inc. realized revenues of approximately $1,293 while expenses increased to $54,755. Thereafter, it generated no additional revenues from providing staffing and production services and discontinued these activities as of closing of the Share Exchange.

     Since the closing of the Share Exchange, our sole activities have reflected those carried on by our subsidiary, FSTO. FSTO commenced operations and was incorporated in Wyoming in 1997 and reincorporated in Delaware in 2000. The first full fiscal year for which FSTO audited financial statements were prepared ended on May 31, 1998. FSTO audited financial statements for fiscal years ending May 31, 2002 and May 31, 2001 were included as exhibits to our Form 8-KA filed on November 6, 2002. FSTO is also subject to periodic audits by the Defense Contract Audit Agency. To date, FSTO has incurred four audits by DCAA and reports have been issued to our government customer which have stated that FSTO is performing in full accordance with Federal Acquisitions Regulations.

     Since its inception in 1997, FSTO operations have been funded substantially by U.S. Congressional earmarked appropriations resulting in two sole source contracts with agencies of the Federal government for research, development, and testing of SOCRATES technology. The appropriations to FAA totaled $9.6 million in fiscal 1997 through 2000; and NASA appropriations totaled $13.5 million in fiscal 2001 through 2003. From these amounts, an aggregate of approximately $7.9 million of contract revenue has been paid to us as of May 31, 2003 under two sole source contracts for research and development of its SOCRATES technology and constituted its only revenues. Our contracts are funded when, as, and if the supervising federal agencies approve a statement of work and specific task orders under the statement of work. When funded, the federal contracts cover our direct costs, including overhead and general and administrative, plus a fee negotiated as a percentage of such costs. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, R&D costs we incur over certain cost caps set by the U.S. government, or costs incurred between contract fundings (collectively hereinafter referred to as "Non-contract Costs"), are not reimbursable under our government contracts and have been funded primarily by proceeds of the two private equity placements.

     As previously reported in our Form 8-KA filed with the SEC on November 6, 2002, in October 2001, without notice to, or opportunity for prior review by us, Volpe circulated a draft report that recommended curtailing further government expenditure on SOCRATES due to a high risk assessment of achieving operational feasibility. We only learned of this negative report in March 2002, and together with our major subcontractor, Lockheed Martin, vigorously disputed and extensively discussed its assertions with Volpe and NASA. To our knowledge, Volpe did not issue a final report. On September 16, 2002, Volpe and NASA requested a proposal from us which totaled $2,221,068 for additional SOCRATES research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. We submitted our cost proposal on October 9, 2002. On November 20, 2002, Volpe approved and funded a new work order in the amount of $1,229,650. On March 7, 2003, Volpe approved and funded an additional work order in the amount of $991,418 which completes the funding for the above referenced proposal.

     In February, 2003, the President signed into law as part of the FY 2003 Omnibus Appropriation Bill, a $4.5 million addition to the NASA budget for research, development and testing of SOCRATES. We expect a portion of these funds will be used for continued funding of our contract with the Federal government for research, development, and testing of SOCRATES as part of a NASA/DOT/FAA development of a wake vortex monitoring and advisory system for use at major airports. Before funds become available to us, we must provide an acceptable technical and cost proposal describing the scope of work that we and our subcontractors will perform under a new contract that we must negotiate and execute with NASA and/or the U.S. Department of Transportation.

     We have also received funding from a private placement of preferred stock that raised approximately $1.5 million of net cash proceeds in November of 2000 (the "FSTO Private Placement"), and the aforementioned Company Private Placement

Results of Operations

     FSTO has experienced significant fluctuations in its Net Income since its inception in 1997. The net (loss) for fiscal 2003 of <$943,974> compares unfavorably to the net loss of <$809,100> in fiscal 2002 and to the net loss of <$521,951> in fiscal 2001. Our increased loss for fiscal 2003 and 2002 was caused primarily by an eleven month delay, approximately five and one half months during fiscal 2003 and five and one half months during fiscal 2002, in government contract funding for SOCRATES research and development.

Revenues

     To date, our revenues have consisted almost entirely of revenues earned from our two SOCRATES technology research and development contracts with the Federal government. Revenues under our government contracts are booked as contract sales when earned.

     On November 20, 2002, we received Socrates Contract Task Order No. 0008 for $1,229,650 and on March 7, 2003, we received Contract Task Order No. 0009 for an additional $991,418 from the U.S. Government. Included in the funding is a 7% fee and the statement of work continues our previous contract to develop and test our Socrates technology. The November 20, 2002 contract funding ended an eleven month period, from December 15, 2001 to November 19, 2002, without government contract funding to develop Socrates. As of May 31, 2003, $1,093,097 was billed to the US Government against Task Order No. 0008 and No. 0009 and represents our contract revenue for the twelve month period ending May 31, 2003. Our contract receivables as of May 31, 2003, against Task Order No. 0008 and No. 0009 are $155,833.

     Contract revenue for the fiscal year ending May 31, 2003 was $1,093,097. This was a significant increase compared to $490,031, which included <$185,005> of accrued contract revenue adjustments, for the fiscal year ending May 31, 2002. These results principally reflect the lack of government contract funding for SOCRATES during the eleven month period ending November 19, 2002 and a larger amount of contract work that we completed and billed in fiscal 2003.

Direct Contract Costs. Subcontractor, consultant and direct labor expenses comprise our direct contract costs. We resumed work on our SOCRATES government contract on November 20, 2002. For the twelve months ending May 31, 2003, direct contract costs of $799,259 compare to $460,244 of such costs for the twelve months ending May 31, 2002. These results principally reflect the eleven month delay in funding under our current government contract and a larger amount of contract work that we completed and billed in fiscal 2003.

     When our government contract is funded, changes in direct costs do not generally impact our operating income because each contract covers its own direct costs. However, during periods when our government contract is not funded, any such costs we may incur are not reimbursable and must be funded from our own resources.

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates are currently subject to ceilings established within our current government contract, which are set at 70% for overhead and 20% for general and administrative. Our historical rates are shown below.

	For Year Ended 5-31-01	For Year Ended 5-31-02	For Year Ended 5-31-03
Overhead Rates General and Admin. Rates	72% 29%	73% 67%	89% 67%

     The above rates for each of the fiscal year ends include only allowable operating expenses and have fluctuated over time. We believe these rates will improve and approach our current proposed rates of 73% for overhead and 28% for general administration during the fiscal 2004.

     Non-contract Costs include: 1) expenses considered unallowable per Federal Acquisition Regulations ("FAR"), such as lobbying and financing costs, 2) over-ceiling expenses, or 3) operating expenses incurred during periods without government contract funding. These Non-contract Costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the private placement of our equity securities to date. To date, Non-contract Costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss and liquidity for fiscal 2002 and 2003 to date. Non-contract Costs are detailed below:

	For the 3 Months Ending (Unaudited)
	05-31-03	05-31-02
Unallowable Expenses (1) & (2) Over-ceiling Expenses Operating Expenses During Unfunded Period 3-1-02 / 5-31-02	$93,319 189,447 0	$19,594 0 180,483
Total	$282,766	$200,077

	For the 12 Months Ending (Unaudited)
	05-31-03	05-31-02
Unallowable Expenses (3) & (4) Over-ceiling Expenses Operating Expenses During Unfunded Period 6-1-02 / 11-19-02 Period 12-15-01 / 5-31-02	$293,198 335,763 390,160 0	$157,012 140,942 0 361,317
Total	$1,019,121	$659,271

Note:
(1)   Includes $46,732 of stock based compensation expense for the 3 months-ended 05-31-03.
(2)   Includes <$23,853> of stock based compensation expense for the 3 months-ended 05-31-02.
(3)   Includes $65,146 of stock based compensation expense for the 12 months-ended 05-31-03.
(4)   Includes $24,522 of stock based compensation expense for the 12 months-ended 05-31-02.

     Unallowable expense for the twelve month period ending May 31, 2003 increased over those for the same period ending in 2002 because of increased lobbying and stockholder relations expenses and an increase in stock based compensation in fiscal 2003 ($65,146) compared to fiscal 2002 ($24,522). Lobbying expenses were $105,000 in fiscal 2003 compared to $66,000 of such expenses in fiscal 2002 and stockholder relations expenses were $81,000 in fiscal 2003 compared to $0 in fiscal 2002. The increases reflect our focus on acquiring appropriate R&D funding from the Federal government, as well as the expenses associated with operating as a public company.

     Over-ceiling Expenses during Unfunded Periods fluctuate from period to period due to the duration and timing of unfunded periods. While funded and unfunded periods in fiscal 2003 and fiscal 2002 were approximately the same, we experienced $194,821 increase in Over-ceiling Expenses in fiscal 2003 over fiscal 2004 due to increased General and Administrative costs in business development and internal research and development.

     Operating Expenses During Unfunded Periods reflect fixed overhead and they are approximately the same for fiscal 2003 ($390,160) and fiscal 2002 ($361,317). We expect our Federal contract to be funded through November 30, 2003, which should eliminate the latter expense category through the first two quarters of fiscal 2004.

Liquidity and Capital Resources

     Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities. Our funded contract backlog as of May 31, 2003, is $1,127,976. A third government contract for Socrates research, development and testing with approximately $4,000,000 of new funding is being processed by DOT/Volpe.

     As of May 31, 2003 and May 31, 2002, our unrestricted cash was, respectively, $1,039,693 and $277,870. The increase in unrestricted cash on hand as of May 31, 2003 over May 31, 2002, is primarily attributable to closing on September 1, 2002, in conjunction with the Share Exchange, of a $1.7 million private placement of 850,000 shares of our common stock, which netted $1,529,643 of proceeds to us, less the operating losses for the twelve month period ending May 31, 2003.

     As of May 31, 2003, we had total current liabilities, including accounts payable, of $372,485 compared to $297,419 of current liabilities as of May 31, 2002. Accounts payable as of May 31, 2003 were $245,678, which included $129,224 to our subcontractor, Lockheed Martin Corporation compared to accounts payable as of May 31, 2002 of $68,462, which included $0 to Lockheed Martin. We used proceeds from the Company Private Placement to pay off our line of credit. Thus, as of May 31, 2003, no sums were outstanding under our line of credit, compared to an outstanding balance of $90,000 on May 31, 2002.

     We anticipate that our funded contract balance of $1,127,976 as of May 31, 2003, will fund our direct contract costs and allowable operating expenses until approximately November 30, 2003. During this period, we budgeted and expect to incur approximately $300,000 in non-contract costs and an estimated $100,000 for UNICORN research and development. Assuming we operate within budget, as to which we can make no guaranty or assurance, at the end of such time, our available cash should be approximately $650,000. Pursuant to a Form 8-K filed on March 26, 2003, we announced a Share Repurchase Program on March 21, 2003 that authorizes us to purchase up to $200,000 of our common stock on the open market or in private transactions. As of May 31, 2003, we had not purchased any shares under this program. If, in our discretion, we make any such purchases, the cash we expect to be available to us on November 30, 2003, could be reduced by up to $200,000.

     From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding from the U.S. government for further research, development and testing of SOCRATES technology, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guaranty or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present stockholders' ownership.

Known Trends, Risks and Uncertainties

Our business and future success are subject to many risks. The following describes some of the general and specific trends, risks, and uncertainties to which our business is subject and should be read with care.

WE HAVE A LIMITED OPERATING HISTORY, HAVE NOT COMMENCED COMMERCIAL OPERATIONS, AND CAN BE EXPECTED TO INCUR OPERATING LOSSES FOR THE NEXT SEVERAL YEARS

     Since FSTO began operations in 1997, it has generated limited revenues solely from two SOCRATES technology research and development ("R&D") contracts with agencies of the Federal government which currently fund, administer, and oversee these contracts. The Federal government has funded these contracts from earmarked Congressional appropriations to these agencies which have awarded these contracts to us on a sole source basis without competitive bidding. Under these contracts, we are reimbursed for certain allowable R&D costs and are paid a fee calculated as a percentage of costs.

     We have not as yet received any revenue from the sale of any products and do not anticipate receiving any such revenue unless and until our SOCRATES or UNICORN technology becomes operational, which could take several years. We are teamed with Lockheed Martin Corporation and as of May 31, 2003, were working on improving the sensitivity and reliability of a SOCRATES wake vortex sensor. At our fiscal year end May 31, 2003, we were under Federal contract using U.S. fiscal 2002 NASA funds to accomplish these improvements and demonstrate them in a test scheduled for Denver International Airport during August and September 2003. For U.S. fiscal 2003, Congress appropriated additional funds in the amount of $4.5 million, of which we expect to receive a contract for approximately $4 million for continued development of a SOCRATES wake vortex sensor. We are in discussion with the Federal government on the terms of a new contract for these funds which have not yet been added to our contract base.

     We have adopted an internal plan to complete the research, development, and testing of SOCRATES sensor technology for a wake vortex advisory system by the end of 2008. This plan was requested by NASA and has been submitted by us to both NASA and the FAA, although we do not expect NASA nor FAA to adopt our plan. There is no assurance that the Federal government will provide the funding required to complete our plan, or that we will successfully implement the plan and complete the research, development and testing leading to full commercialization of SOCRATES sensors for a wake vortex advisory system.

     To date, we have incurred significant net losses, including net losses of $943,974 for the fiscal year ended May 31, 2003. On May 31, 2003, we had an accumulated deficit of $2,460,023. We anticipate that we may continue to incur significant operating losses for the next several years. We may never generate material revenues or achieve profitability and if we do achieve profitability, we may not be able to maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES or UNICORN technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES technology and products, our ability to procure U.S. Congressional appropriations and obtain Federal R&D contracts for SOCRATES, our ability to obtain additional financing, approval of our SOCRATES or UNICORN products and systems by various agencies of the Federal government, acquisition of our products and systems by airports and the aviation industry, and the availability of funding to finance such acquisitions.

LACK OF FUTURE FUNDING FROM THE FEDERAL GOVERNMENT TO COMPLETE R&D OF OUR PRINCIPAL PRODUCT COULD ADVERSELY EFFECT OUR BUSINESS

     The U.S. House of Representatives has proposed legislation entitled "Flight 100 Aviation Reauthorization Act of 2003" which includes the authorization of funds for a wake vortex advisory system. If enacted into law, this legislation would authorize $20 million per year for the FAA in U.S. fiscal 2004 through 2007 be appropriated from the aviation trust fund to demonstrate and document the operational benefits of a wake vortex advisory system. Our contracts with the Federal government have been aimed at developing SOCRATES technology into a sensor that would be included in any such system. This House Bill must go to a Senate/House Conference, be reported out and then be approved by both Houses of Congress and signed by the President before it becomes enacted into law. Also, funds can only be made available for each year by appropriation legislation and pursuant to contract and work order between us and the procuring federal agency.

     In June, 2003, the FAA and NASA approved a long term mission statement that contemplates expenditures by FAA and NASA of $206 million during Federal fiscal 2003 and 2010 on wake vortex detection research and development, including deployment of a prototype wake vortex advisory system. There is no assurance that the mission statement will be approved at all necessary levels of the Federal government, or that the Federal government will provide the funding required to complete the mission statement, which must be annually authorized and approved by Congress and approved by the President. Nor can there be any assurance that we will receive Federal contracts in connection with our plan or the mission statement and complete the research, development, and testing leading to full commercialization of SOCRATES sensors for inclusion in a wake vortex advisory system.

     We believe the Federal government has indicated a long-term interest in the development of a wake vortex advisory system and SOCRATES sensor for inclusion in such a system. However, the Federal government may hold, reduce, or eliminate future funding for R&D of SOCRATES as a result of a reduction in support or opposition from supervising agencies, changes in budgetary priorities or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for R&D of our proprietary technologies, new products or enhancements to SOCRATES or UNICORN and to market our products. Reduction of contract funding from the Federal government could delay achievement of or increases in profitability, create a substantial strain on our liquidity, resources and product development, and have a material adverse affect on the progress of our R&D and our financial condition.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

     The market price of the securities of a pre-commercial, research and development stage aviation technology company, such as ours, can be especially volatile. Thus, the market price of our common stock is likely to be subject to wide fluctuations. If our revenues do not grow or grow more slowly than we anticipate, we are unable to procure Federal contracts for SOCRATES research and development, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for aviation technology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations, and financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Furthermore, the sale in the open market of recently sold common shares or newly issued common shares, which we may sell from time to time to raise funds for various purposes, and common shares issuable upon the exercise of purchase rights under existing options and warrants may place downward pressure on the market price of our common shares. Speculative traders may anticipate a decline in the market price of our common shares and engage in short sales of our common shares. Such short sales could further negatively affect the market price of our common shares. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

THE PUBLIC TRADING MARKET FOR OUR COMMON STOCK IS LIMITED AND MAY NOT BE DEVELOPED OR SUSTAINED WHICH COULD LIMIT THE LIQUIDITY OF AN INVESTMENT IN OUR COMMON STOCK.

     There is a limited trading market for our common stock. Since January 2002, our common stock has been traded on the OTC bulletin board, an inter-dealer automated quotation system for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed, will be sustained, which could limit stockholder's ability to sell our common stock at a desired price.

WE ARE LIKELY TO NEED TO RAISE ADDITIONAL CAPITAL

     Given the uncertainties of R&D and the timing of commercialization of our SOCRATES or UNICORN technology, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation, no assurance can be given that we will be able to generate sufficient, if any, revenue or investment capital to fund our operations over the period of years required to commercialize our products. In each of our last three fiscal years, we have suffered substantial operating losses which we have funded with equity capital that we raised from new investors.

     We will continue to incur significant expenses for R&D and testing of our SOCRATES and UNICORN technology and may continue to suffer such losses prior to commercialization and thereafter, if and when we commence production, sales and marketing efforts. If we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek additional capital. In addition, other unforeseen costs and R&D costs of later generation SOCRATES and UNICORN products also could require us to seek additional capital. Our current credit facilities in place are limited and, should the need for additional capital arise, there can be no assurance that we will be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. If we need to obtain additional debt or equity capital, it may include our entry into joint ventures or issuance of additional stock, which may cause dilution to our current capital structure and stockholders' ownership. Additional stock also could have a greater priority as to dividends, distributions and other rights than our common stock.

CERTAIN EVENTS COULD RESULT IN A DILUTION OF YOUR OWNERSHIP OF OUR COMMON STOCK

     As of August 14, 2003, FST had 15,901,233 shares of common stock outstanding and 2,202,023 common stock equivalents outstanding, including warrants and options. The exercise price of all common stock equivalents is $2.00 per share. Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, R&D, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS

     Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, Samuel A. Kovnat, Chairman of the Board and Chief Executive Officer, William B. Cotton, President and Director, Frank L. Rees, Executive Vice President and Technical Director, and David D. Cryer, Chief Financial Officer. The sustained unavailability of any one or more of those individuals from any cause could have a material adverse impact on our operations and prospects. In particular, one of our Board members, Mr. Kovnat, has been recuperating from recent surgery for a serious health problem; he has received a positive prognosis from his physician. We anticipate hiring additional executive officers in the future. There can be no assurance that we will be able to complete the hiring of these additional officers in a timely manner or at all. We also depend on the ability of our executive officers and other members of senior management to continue to work effectively as a team.

OUR SUCCESS DEPENDS ON OUR SUCCESSFUL PRODUCT DEVELOPMENT AND TESTING

     The market for our products and services is characterized by complex emerging technologies, evolving government and industry standards and new product introductions. Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technology and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on SOCRATES technology and a collision avoidance system based on UNICORN technology. The process of developing such products is extremely complex and expensive. There can be no assurance that we will successfully complete the development of any of our products in a timely fashion or that our products will be commercially viable. Failure of any such products to achieve market acceptance would have a material adverse effect on our business, financial condition, or results of operations.

     In addition, certain of our products will require customized installation to address unique characteristics of their environments. Customization could place an additional burden on our resources or delay the delivery or installation of products which, in turn, could have a material adverse effect on our relationship with clients, our business, financial condition, or results of operations.

OUR BUSINESS RELIES ON A STRATEGIC ALLIANCE WITH LOCKHEED MARTIN CORPORATION

     In May, 1997, we signed a Teaming Agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES based products. This agreement will expire in May, 2007, unless certain earlier termination provisions occur or the agreement is extended by mutual agreement. The agreement stipulates that we serve as prime contractor and Lockheed Martin as subcontractor for the full term of the agreement with respect to SOCRATES-based products. Although the two companies to date have generally worked in close cooperation, there is no assurance that this relationship will be sustained. Future disagreements as to work scope, revenue share, profit margins, ownership of intellectual property, or technical, marketing, or management philosophy, could adversely impact the relationship. Since we view our strategic partnership with Lockheed Martin as a vital element of our business plan, any erosion of this relationship could have a negative impact on the future value of the Company.

OUR NEAR TERM SUCCESS DEPENDS ON FEDERAL GOVERNMENT APPROVAL OF OUR PRODUCTS

     To introduce our first SOCRATES product (wake vortex sensor) or UNICORN product for commercial sale, we must successfully complete research, development, and testing of this product and obtain necessary governmental approvals for installation of SOCRATES systems in airports or installation of UNICORN collision avoidance systems in small aircraft. Any factor that delays or adversely affects this process, including delays in development or our inability to obtain Federal government approval of the product, could have a material adverse effect on our business, financial condition, or results of operations.

GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS

     The airport and airline industry is subject to extensive government oversight and regulation. To introduce our first SOCRATES product (wake vortex sensor) or UNICORN product for commercial sale, we must successfully complete research, development, and testing of this product and obtain necessary governmental approvals for installation of SOCRATES systems in airports or installation of UNICORN collision avoidance systems in small aircraft. Any factor that delays or adversely affects this process, including delays in development or our inability to obtain Federal government approval of the product, could have a material adverse effect on our business, financial condition, or results of operations.

     Additionally, as a result of receiving funding from the Federal government, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the Federal government, we will be subject to many procurement and accounting rules and regulations of the Federal government. The Company is also subject to periodic audits by the Defense Contract Audit Agency. To date, the Company has incurred four audits by DCAA and reports have been issued to our government customer which have stated that the Company is performing in full accordance with Federal Acquisitions Regulations. These rules and regulations are complex in nature and sometimes difficult to interpret or apply. Adherence to these rules is reviewed by participating agencies of the Federal government. If such agencies suspect or believe that violations of procurement or accounting rules and regulations have occurred, they may refer such matters to other enforcement divisions of the Federal government, such as the U.S. Attorney's Office or the Inspector General's office. If we violate these rules and regulations, we may have to pay fines and penalties or, in severe cases, could be terminated from receiving further funding from the Federal government. If we market, sell and install our products in foreign countries, the laws, rules and regulations of those countries, as well as certain laws of the United States, will apply to us. Existing, as well as new laws and regulations of the United States and foreign countries, could adversely affect our business.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY

     We can give no assurance that the steps we have taken or intend to take with regard to patenting our technologies will be adequate to defend and prevent misappropriation of our technology, including the possibility of reverse engineering and the possibility that potential competitors will independently develop technologies that are substantially equivalent or superior to our technology. Furthermore, there can be no assurance that any patent we have obtained or will obtain will not subsequently be invalidated for any of a variety of reasons. In addition, even if we are issued a patent, there can be no assurance that we will be able to gain any commercial advantage from such patent. Existing United States laws afford only limited intellectual property protection.

We will use a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements, and technical measures to protect our proprietary technology. We intend to enter into confidentiality agreements with all of our employees, as well as with our clients and potential clients, and intend to limit access to and distribution of our technology, documentation and other proprietary information. However, there can be no assurance that the steps we take in this regard will be adequate to deter misappropriation or independent third-party development of our technology. In addition, the laws of some foreign countries do not protect proprietary technology rights to the same extent as do the laws of the United States. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk to our proprietary rights if we are unsuccessful in such proceedings. Moreover, our financial resources may not be adequate to enforce or defend our rights in our technology. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or processes or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation. No assurance can be given that any necessary licenses will be available or that, if available, such licenses could be obtained on commercially reasonable terms.

OUR FUTURE CUSTOMERS MAY NOT ACCEPT THE PRICE OF OR BE ABLE TO FINANCE OUR PRODUCTS

     At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES wake vortex sensor product at airports or UNICORN collision avoidance systems in small aircraft. We estimate that the cost of such a SOCRATES system will be in the area of $10 to $20 million per typical airport installation and a UNICORN system at approximately $10,000 per aircraft. Because we have not completed the research, development, and testing of either product or received final approvals for either of them from the Federal government, we have not commenced production, marketing efforts, or unit sales to domestic or international airports or aircraft owners. We currently do not anticipate having these products ready for commercial sale for several years. We therefore are not yet in a position to gauge the reaction of potential buyers to the pricing of these products or future products and whether such pricing will be accepted by potential customers.

     We believe the cost of our SOCRATES and UNICORN products spread over the substantial volume of passengers who may ultimately benefit from the increase in efficiency and safety to airports, airlines, and private aircraft will justify the substantial anticipated cost of sales and installation of these products. However, our customers' ability to afford such costs will depend, in part, on the health of the overall economy, profitability of airports, airlines, and aircraft manufacturers, and the availability of private and government sources of funding to finance the sales and acquisition of our products. While a variety of potential funding sources presently exist, inability of airlines or airports to access or obtain funding for purchase and installation of our products could have a material adverse impact on sales of the SOCRATES or UNICORN products. This potential negative impact on sales could have a material adverse effect on our business, operating results, and financial condition.

WE MAY EXPERIENCE LONG SALES CYCLES

     We expect to experience long time periods between initial sales contacts and the execution of formal contracts for our products and completion of product installations. The cycle from first contract to revenue generation in our business involves, among other things, selling the concept of our technology and products; developing and implementing a pilot program to demonstrate the capabilities and accuracy of our products; negotiating prices and other contract terms; and, finally, installing and implementing our products on a full-scale basis. We anticipate this cycle will entail a substantial period of time, on average between seven to twelve months, and the lack of revenue experienced during this cycle and the expenses involved in bringing new sales to the point of revenue generation may put a substantial strain on our resources.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO CREATE AN EFFECTIVE SALES, MARKETING, PRODUCTION, AND INSTALLATION FORCE

     At present and for the near future, we will depend upon a relatively small number of employees and subcontractors to complete the R&D of the SOCRATES wake vortex sensor and pursue R&D of other SOCRATES and UNICORN products. The marketing and sales of these products will require us to find capable employees or contractors who can understand, explain, market, and sell our technology and products to airports, airlines, and airplane manufacturers. We also will need to assemble personnel and/or contractors for production and installation of our products. Upon successful completion of R&D, these demands will require us to rapidly increase the number of our employees, vendors, and subcontractors. There is intense competition for capable personnel in all of these areas and we may not be successful in attracting, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS FAIL TO PERFORM PROPERLY

     Products and systems as complex as ours may contain undetected errors or "bugs," which result in system failures, or failure to perform in accordance with industry expectations. Despite our plans for quality control and testing measures, our products including any enhancements may contain such bugs, errors, or exhibit performance degradation, particularly during the early stages of installation, and deployment. Product or system performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, adverse publicity, injury to our reputation, diversion of development resources and claims against us by the Federal government, airlines, and airline customers.

WE COULD BE SUBJECT TO LIABILITY CLAIMS RELATING TO MALFUNCTION OF OUR TECHNOLOGY

     Sale of our products will depend on their ability to improve airport, airline, and airplane safety and efficiency. We will take great care to test our products and systems after installation and before actual operation to insure accuracy and reliability. However, unforeseen problems, misuse, or changing conditions could cause our products and systems to malfunction or exhibit other operational problems. Such problems could cause, or be perceived to cause, airplane accidents, including passenger fatalities. We may receive significant liability claims if the Federal government, airlines, airports, passengers and other parties believe that our systems have failed to perform their intended functions. Liability claims could require us to spend significant time and money in litigation, pay substantial damages, or increase insurance premiums, regardless of our responsibility for such failure. Although we plan to maintain liability insurance, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

WE MAY FACE SIGNIFICANT COMPETITION FROM OTHER COMPANIES

     The air safety systems and air traffic control industries are already highly competitive. Other industry participants could develop or improve their own systems to achieve the cost efficiencies and value that we believe our products are capable of providing. Additional companies may enter the market with competing systems as the size and visibility of the market opportunity increases. Many of our potential competitors have longer operating histories, greater name recognition, substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements.

     New products or technologies will likely increase the competitive pressures that we face. Increased competition could result in pricing pressures, reduced margins, or the failure of our products to achieve or maintain market acceptance. The development of competing products or technologies by market participants or the emergence of new industry or government standards may adversely affect our competitive position. As a result of these and other factors, we may be unable to compete effectively with current or future competitors. Such inability would likely have a material adverse affect on our business, financial condition, or results of operations.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR SYSTEMS OBSOLETE

     Our business in general is characterized by rapid technological change, frequent new product and service introductions and enhancements, uncertain product life cycles, changes in customer requirements, and evolving industry standards which make us susceptible to technological obsolescence. The introduction of new products embodying new technologies, the emergence of new industry standards, or improvements to existing technologies could render our products and systems obsolete or relatively less competitive. Our future success will depend upon our ability to continue to develop and introduce a variety of new products and to address the increasingly sophisticated needs of our customers. We may experience delays in releasing new products and systems or enhancements in the future. Material delays in introducing new products and systems or enhancements may cause customers to forego purchases of our products and systems and purchase products and systems of competitors instead.

FAILURE TO PROPERLY MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

     In order to implement our strategy, we believe that we will have to grow rapidly. Rapid growth may strain our management, financial, and other resources. To manage any future growth effectively, we must expand our sales, marketing, production, installation, and customer support organizations, invest in R&D of new products or enhancements to existing systems that meet changing customer needs, enhance our financial and accounting systems and controls, integrate new personnel or contractors, and successfully manage expanded operations. There is no assurance that we will be able to effectively manage and coordinate our growth so as to achieve or maximize future profitability.

WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR MARKET

     Qualified personnel are in great demand throughout the high technology industry. Our success depends in large part upon our ability to attract, train, motivate, and retain highly skilled employees, particularly sales and marketing personnel, scientists, engineers, and other technical support personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our direct sales, product development, installation, support, and professional services may limit the rate at which we can generate sales or develop new products or system enhancements, which could have a material adverse affect on our business.

OTHER COMPANIES MAY CLAIM THAT WE INFRINGE THEIR INTELLECTUAL PROPERTY OR PROPRIETARY RIGHTS

     If our proprietary technology violates or is alleged to violate third party proprietary rights, we may be required to reengineer our technology or seek to obtain licenses from third parties to continue offering our technology without substantial reengineering. Any such efforts may not be successful or if successful could require payments that could have a material adverse affect on our profitability and financial condition. We have conducted patent searches to determine whether the technology to be used in our planned products infringes patents held by third parties and do not believe it does. However, patent searches are inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending with regard to similar technologies, many of which are confidential when filed.

OUR OFFICERS AND DIRECTORS WILL EXERCISE SIGNIFICANT CONTROL OVER THE COMPANY

     Our current officers and directors, in the aggregate, control approximately 27.46% of our outstanding common stock. As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of the Company and could affect the market price of our stock, if and when a public trading market develops for such stock.

Item 7. Financial Statements.

     The audited financial statements are annexed to this report, commencing on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     As previously reported on an 8-KA filed with the SEC on October 22, 2002, effective October 3, 2002, the Registrant terminated its then current accountant, Quintanilla, A Professional Accounting Corporation ("Quintanilla") and engaged Kostin, Ruffkess & Company, LLC, which has offices in Farmington and New London, Connecticut, as its principal independent public accountant. The decision to engage Kostin, Ruffkess & Company, LLC was made by the Registrant's Finance and Audit Committee in accordance with Section 301 of the Sarbanes-Oxley Act of 2002. The decision is based on a relocation of the Registrant's principal place of business from California to Connecticut.

     Quintanilla's reports on the Registrant's financial statements since the Registrant's inception on May 21, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit for the Registrant's first and most recent fiscal year ending December 31, 2001, and up to the date of termination, there have been no disagreements with Quintanilla on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Quintanilla would have caused Quintanilla to make reference to the subject matter of the disagreement(s) in connection with its report on the Registrant's financial statements. Since the Registrant's inception on May 21, 2001, and up to the date of termination of Quintanilla, there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Registrant has authorized Quintanilla to respond fully to any inquiries of any new auditors hired by the Registrant relating to their engagement as the Registrant's independent accountant. The Registrant has provided Quintanilla with a copy of this Report and has furnished the letter attached hereto as Exhibit 16 to the Securities and Exchange Commission in which Quintanilla states it agrees with the preceding statements.

     The Registrant has not previously consulted with Kostin, Ruffkess & Company, LLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion which might be rendered on the Registrant's financial statements, and no written or oral advice was provided to the Registrant concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing, or financial reporting issue. Neither did the Registrant discuss with Kostin, Ruffkess & Company, LLC any accounting, auditing, or financial reporting issue that was a subject of disagreement between the Registrant and Quintanilla, the Registrant's previous independent accountants, as there were no such disagreements.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Information about our Directors is incorporated by reference from the information under the caption "Proposal No. 2 - Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before September 26, 2003. The following sets forth certain information with respect to the only executive officer who does not serve on the Board of Directors.

     David D. Cryer presently serves as Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Cryer has more than twenty-five years experience as a financial manager for a wide variety of aerospace defense contractors and manufacturing concerns. For the five years before he joined us, Mr. Cryer was an independent financial consultant to numerous small businesses in the New London, Connecticut area. From January 1992 through August 1993, Mr. Cryer was employed by Yardney Technical Products, an aerospace/defense contractor, as a Controller. From January 1988 through October 1991, he was the Chief Financial Officer of Ship Analytics, Inc., a manufacturer of maritime training systems. Mr. Cryer graduated from the University of Massachusetts with a B.S. degree in Accounting. In addition, Mr. Cryer participated in graduate studies in accounting at the University of Kentucky and received a Masters Degree in Management Science at Ball State University. Mr. Cryer has certain outside business interests, including serving as Chief Financial Officer of Integrated Medical Services, Inc., a Wyoming corporation, and serves as the Controller of Kildare Corporation, a Delaware corporation. Prior to being elected Chief Financial Officer of the Company effective October 3, 2002, Mr. Cryer acted as Controller for FSTO since its inception. Mr. Cryer serves on the Company's Compliance, Disclosure, and Ethics Oversight Committee.

Item 10. Executive and Director Compensation.

     Incorporated by reference from the information under the caption "Executive and Director Compensation" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed on or before September 26, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners, the Board of Directors, and Executive Officers" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed on or before September 26, 2003.

Item 12. Certain Relationships and Related Transactions.

     Incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed on or before September 26, 2003.

Item 13. Exhibits and Reports on Form 8-K.

a)   Exhibits
Exhibit No.	Description
3.1 3.2 3.3 10.1 10.2 10.3 10.4 10.5 10.6 16 23 31.1 31.2 32.1 32.2

Articles of Incorporation (1)
Certificate of Amendment to Articles of Incorporation (2)
By-Laws (3)
Employment Agreement dated November 3, 2000, between FSTO and Samuel A. Kovnat (4)
Employment Agreement dated November 3, 2000, between FSTO and William B. Cotton (5)
Employment Agreement dated November 3, 2000, between FSTO and David D. Cryer (6)
Employment Agreement dated November 3, 2000, between FSTO and Frank L. Rees (7)
Teaming Agreement dated May 1, 1997, by and between FSTO and Lockheed Martin Corporation (8)
Share Exchange Agreement between Reel Staff, Inc. and Flight Safety Technologies, Inc., dated
   June 24, 2002, as amended July 15, 2002 (9)
Consent of Quintanilla, A Professional Accounting Corporation (10)
Consent of Kostin, Ruffkess & Company*
Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).*
Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).*
Chief Executive Officer Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).*
Chief Financial Officer Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).*

*Submitted herewith
(1) (2) (3) (4) (5) (6) (7) (8) (9) (10)

Incorporated by reference to Exhibit 3.1 on its Form SB-2, which was filed on August 9, 2001.
Incorporated by reference to Appendix A on its Schedule 14C Information Statement which was filed on August 14, 2002.
Incorporated by reference to Exhibit 3.2 on its Form SB-2, which was filed on August 9, 2001.
Incorporated by reference to Exhibit 10.1 to its 8-KA filed on November 6, 2002.
Incorporated by reference to Exhibit 10.2 to its 8-KA filed on November 6, 2002.
Incorporated by reference to Exhibit 10.3 to its 8-KA filed on November 6, 2002.
Incorporated by reference to Exhibit 10.4 to its 8-KA filed on November 6, 2002.
Incorporated by reference to Exhibit 10.7 to its 8-KA filed on November 6, 2002.
Incorporated by reference to Exhibit 10.1 of its Form 8-K filed on July 18, 2002.
Incorporated by reference to Exhibit 16 of its 8-KA filed on October 22, 2002.

(b)   Reports on Form 8-K

     On March 26, 2003, we filed a current report on Form 8-K dated March 24, 2003. The report contained an Item 9 Regulation FD disclosure announcing the Company had authorized the repurchase of up to $200,000 worth of the Company's common stock.

     On May 19, 2003, we filed a current report on Form 8-K dated May 15, 2003. The report contained an Item 9 Regulation FD disclosure announcing that the U.S. House of Representatives mark up of the Flight 100 Aviation Reauthorization Act of 2003 included the authorization of funds for the Federal Aviation Administration's Wake Vortex Advisory System, for which we expect our SOCRATES technology is being developed as a sensor.

Item 14. Controls and Procedures.
(a)

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within ninety days before the filing of this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)

Changes in internal controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Flight Safety Technologies, Inc. a Nevada corporation
August 19, 2003	By:	/s/ Samuel A. Kovnat

Samuel A. Kovnat Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel A. Kovnat, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES
Signature	Date
/s/ William B. Cotton	August 19, 2003

William B. Cotton, Director, President

/s/ Frank L. Rees	August 19, 2003

Frank L. Rees, Technical Director, Executive Vice President

/s/ David D. Cryer	August 19, 2003

David D. Cryer, Chief Financial Officer, Secretary, Treasurer

/s/ Stephen P. Tocco	August 19, 2003

Stephen P. Tocco, Director

/s/ Joseph J. Luca	August 19, 2003

Joseph J. Luca, Director

/s/ Larry L. Pressler	August 19, 2003

Larry L. Pressler, Director

/s/ Kenneth S. Wood	August 19, 2003

Kenneth S. Wood, Director

/s/ Jackson Kemper	August 19, 2003

Jackson Kemper, Director

FLIGHT SAFETY TECHNOLOGIES, INC.

Consolidated Financial Statements

May 31, 2003

To The Board of Directors
Flight Safety Technologies, Inc.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of Flight Safety Technologies, Inc. as of May 31, 2003, and the related statements of operations, changes in stockholder's equity (deficit), and cash flows for the years ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flight Safety Technologies, Inc. as of May 31, 2003, and the results of its operations and its cash flows for the years ended May 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Farmington, Connecticut
July 9, 2003

FLIGHT SAFETY TECHNOLOGIES, INC.
Consolidated Balance Sheets
May 31, 2003
Assets	2003
Current assets:
Cash	$1,039,693
Contract receivables	155,833
Other receivables	56,859
Other current assets	24,728
Total current assets	1,277,113
Property and equipment, net of accumulated depreciation of $138,924	111,879
Intangible assets, net of accumulated amortization of $23,348	130,834
$1,519,826
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$245,678
Accrued expenses	126,807
Total current liabilities	372,485
Minority interest	1,176
Stockholders' equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,757,104 shares issued and outstanding	14,757
Additional paid-in-capital	3,687,623
Unearned stock compensation	(96,192)
Accumulated deficit	(2,460,023)
1,146,165
$1,519,826

The accompanying notes are an integral part of these consolidated financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.
Consolidated Statements of Operations
For The Years Ended May 31, 2003 and 2002
	2003	2002
Contract revenues	$1,093,097	$490,031
Costs and expenses:
Costs of revenues	799,259	460,244
Research and development	40,444	45,511
Selling, general and administrative	1,142,112	762,897
Depreciation and amortization	59,083	44,507
	2,040,898	1,313,159
Loss from operations	(947,801)	(823,128)
Other income (expense):
Interest income	7,868	20,892
Interest expense	(2,232)	(6,864)
	5,636	14,028
Loss before provision for income taxes	(942,165)	(809,100)
Provision for income taxes	1,809	---
Net loss	$(943,974)	$(809,100)
Net loss per share - basic	$(.08)	$(.31)
Weighted average number of shares - basic	11,844,201	2,645,250

The accompanying notes are an integral part of these consolidated financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For The Years Ended May 31, 2003 and 2002

			Convertible
			Redeemable			Additional	Unearned		Stockholders'
	Common Stock		Preferred Stock			Paid-In	Stock	Accumulated	Equity
	Shares	Amount	Shares	Amount		Capital	Compensation	Deficit	(Deficit)
Balance at May 31, 2001	2,595,000	$25,950	606,343		$6,063	$1,912,630	$ ---	$(632,369)	$1,312,274
Issuance of Preferred stock	201,000	2,010				22,512	---	---	24,522
Unearned stock Compensation	---	---	---		---	98,088	(98,088)	---
Net loss	---	---	---		---	---	---	(809,100)	(809,100)
Balance at May 31, 2002	2,796,000	27,960	606,343		6,063	2,033,230	(98,088)	(1,441,469)	527,696
Issuance of Common stock	850,000	850	---		---	1,528,793	---	---	1,529,643
Issuance of stock options	---	---	---		---	63,250	(36,250)	---	27,000
Amortization of Unearned stock Compensation	---	---	---		---	---	38,146	---	38,146
Net share exchange	11,111,104	(14,053)	(606,343)		(6,063)	62,350		(74,580)	(32,346)
Net loss	---	---	---		---	---	---	(943,974)	(943,974)
Balance at May 31, 2003	14,757,104	$14,757	---	$	---	$3,687,623	$(96,192)	$(2,460,023)	$1,146,165

The accompanying notes are an integral part of these consolidated financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
For The Years Ended May 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(943,974)	$(809,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,083	44,507
Non-cash compensation - common stock	65,146	24,522
Changes in operating assets and liabilities:
(Increase) Decrease in contract receivables	(155,833)	248,808
(Increase) Decrease in other receivables	(1,557)	146,596
(Increase) Decrease in other current assets	(14,116)	3,413
Increase (Decrease) in accounts payable and accrued expense	133,896	(199,539)
Increase in costs in excess of billings and estimated earning on uncompleted contracts	---	12,620
Net cash used in operating activities:	(857,355)	(528,173)
Cash flows from investing activities:
Purchases of property and equipment	(3,355)	(7,967)
Payments for patents and other costs	(34,510)	(38,924)
Net cash used in investing activities:	(37,865)	(46,891)
Cash flows from financing activities:
Proceeds from repayment of loans to officers	17,400	26,250
Payment on line of credit	(90,000)	(15,000)
Restricted cash	200,000	---
Proceeds from issuance of common stock	1,529,643	---
Net cash provided by financing activities	1,657,043	11,250
Net increase (decrease) in cash and cash equivalents	761,823	(563,814)
Cash and cash equivalents at beginning of year	277,870	841,684
Cash and cash equivalents at end of year	$1,039,693	$277,870
Supplemental disclosures of cash flow information:
Cash paid during the year for
Income taxes paid (refunds)	$2,401	$(6,611)
Interest	2,232	6,684

The accompanying notes are an integral part of these consolidated financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Consolidated Financial Statements
For The Years Ended May 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies:

Significant accounting policies followed by Flight Safety Technologies, Inc. (the "Company") in determining financial position and the results of operations are as follows:

Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its 96.54% owned subsidiary, Flight Safety Technologies Operating, Inc. All inter-company accounts and transactions have been eliminated in the consolidation.

Nature of Business

The Company is engaged in the development of two proprietary sensor technologies: SOCRATES and UNICORN.

SOCRATES (Sensor for Optically Characterizing Ring-eddy Atmospheric Turbulence Emanating Sound) is designed to detect clear air turbulence, microbursts, and aircraft generated vortices which result in hazardous conditions to safe air travel.

UNICORN (Universal Collision Obviation and Reduced Near-Miss) is a technology that is being designed based upon an arrangement of radar which gives both visual and audible warning indication of approaching aircraft to pilots.

On May 29, 1997, the Company was awarded a contract in the amount of $1,326,335, sponsored by the Federal Aviation Administration ("FAA"), to commence the development and "Proof-of-Principle" of Socrates. During the period February 22, 1998 through May 31, 1999, the FAA added seven modifications to this contract totaling $1,664,821.

The total contract funding for Phase I of Socrates in fiscal 1997 and 1998 was $2,991,156. An additional $4,927,898 was awarded on August 29, 1999, for Phase II of Socrates and Phase II was further increased to $6,200,000 on February 20, 2003. As of May 31, 2003, nine task orders have been approved totaling $6,041,448 and as of May 31, 2003, the remaining funding for Phase II is $1,127,976.

The Company's Federal contract, with modifications, was issued and is managed by The Volpe Center of the U.S. Department of Transportation. The Company submits, and receives payment on, monthly invoices, which represent progress payments covering the Company's total direct and indirect costs on the project.

The Company's primary office is in Mystic, Connecticut, and it also has offices in Baltimore, Maryland, and Chicago, Illinois. In addition to its full-time employees, the Company is further supported by a team of consultants and subcontractors, including Lockheed Martin Corporation and Anteon Corp., with whom the Company has a long-term Teaming Agreement.

Property and Equipment

Depreciation of property and equipment is provided using the straight-line method over estimated useful lives of five years. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred taxes arise from differences in recording depreciation, amortization, and net operating loss carryforwards for financial statement and tax purposes.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Consolidated Financial Statements
For The Years Ended May 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies: (Continued)

Off Balance Sheet Risk

The Company had amounts in excess of $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and short-term investments maturing within ninety days. As a result of the business combination with Reel Staff, Inc. the following non-cash transaction was recorded:

Accounts payable	$31,170
Common Stock	5,674
Additional paid in capital	37,736
$74,580

Intangible Assets

Intangible assets consist of patent costs associated with SOCRATES and UNICORN. Patents are being amortized using the straight-line method over a period of seventeen years.

Research and Development

Company sponsored research and development costs, including proposal costs and un-reimbursed expenditures for developmental activities are charged against income in the year incurred.

Revenue and Cost Recognition

The Company recognizes income from contracts under the percentage of completion method of accounting for financial reporting purposes. Revenues are measured by the ratio of the costs incurred to date divided by the estimated total costs for each contract. Contracting costs include all direct material, labor, and subcontracting costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue related to claims is recorded at the lesser of actual costs incurred or the amount expected to be realized.

Per Share Data

Income or (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Potential common shares have not been included due to their anti-dilutive effect.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Consolidated Financial Statements
For The Years Ended May 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies: (Continued)

Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined based on the available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable, and accrued expenses approximate fair value at May 31, 2003, because of the short maturity of these financial instruments.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Concentration of credit risk exists with respect to contract receivables. This risk is mitigated by the fact that these receivables are with the United States Government.

Stock Compensation

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock awards, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the date of the grant exceeds the exercise price of the employee stock award.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which services are received for issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Note 2 - Contract Receivables and Other Receivables:

At May 31, accounts receivable consisted of the following:

2003
U.S. Government:
Amounts billed	$155,833
Amounts not billed	56,859
$212,692

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Consolidated Financial Statements
For The Years Ended May 31, 2003 and 2002

Note 3 - Property and Equipment:

Property and equipment are summarized by major classifications as follows:

2003
Machinery and equipment	$245,296
Furniture and fixtures	5,507
250,803
Less: accumulated depreciation	138,924
$111,879

Depreciation expense for the years ended May 31, 2003 and 2002 was $49,825 and $37,479, respectively

Note 4 - Intangible Assets:

The gross patent costs as of May 31, 2003, were $154,182. Related accumulated amortization was $23,348. Amortization expense for the years ended May 31, 2003 and 2002 was $9,258 and $7,028, respectively. Amortization expense for the next five years is expected to be $9,070 per year.

Note 5 - Stockholders' Equity:

Common Stock Options and Warrants
	Common Stock Options	Common Stock Warrants
Outstanding at May 31, 2001	584,540	121,269
Options granted to employees	25,000	---
Outstanding at May 31, 2002	609,540	121,269
Exchange pursuant to recapitalization	914,310	181,904
Options granted to non-employees	50,000	---
Exchange pursuant to recapitalization	75,000	---
Options granted to non-employees	125,000	---
Warrants issued with the common stock issuance	---	850,000
Outstanding at May 31, 2003	1,773,850	1,153,173

The exercise price of the options and warrants was reduced from $3.30 to $2.00 as a result of the recapitalization. The fair value of options granted to employees at their grant date, in accordance with SFAS No. 123, was $10,000 for May 31, 2002. There were no options or warrants granted to employees in 2003.

Stock based expense attributable to options issued to non-employees based on the fair value of the shares issued was $40,594 for the year ended May 31, 2003. Deferred stock based expense for the unvested portion of the options issued was $22,656.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Consolidated Financial Statements
For The Years Ended May 31, 2003 and 2002

Note 5 - Stockholders' Equity: (Continued)

The fair value of the options granted to employees and non-employees is estimated on the date of grant based on the Black-Scholes minimum value pricing model using the following assumptions:
	2003	2002
Risk free interest rate	5.22%	5.56%
Expected dividend yield	None	None
Expected life of the options	Three Years	Ten Years
Expected volatility	30%	80%

Stock based expense attributable to common stock issued to employees (201,000 shares) based on the fair value of the shares issued was $24,552 and $24,522 for the years ended May 31, 2003 and 2002, respectively. Deferred stock based expense for the unvested portion of the stock issued was $73,536.

Note 6 - Related Party Transactions:

The Company utilizes the lobbying services of a firm that is wholly-owned by one of the Company's stockholders. Total expenses related to these services were $74,818 and $55,696 for the years ended May 31, 2003 and 2002, respectively. As of May 31, 2003 and 2002, fees of $6,865 and $12,707 remained unpaid in this regard, respectively.

The Company also utilized one of its stockholders for the performance of legal services associated with the establishment of certain patents and trademarks. The total cost of these services for the years ended May 31, 2003 and 2002 were $ 34,510 and $41,772, respectively.

Note 7 - Income Taxes:

Income tax expense for 2003 and 2002 is as follows:
	2002		2001
Current tax	$1,809	$	---
Deferred tax (benefit)	(731,239)		(129,473)
Valuation allowance	731,239		129,473
	$1,809	$	(---)

Temporary differences relate to the differences in depreciation and amortization methods used for book and tax basis, and certain accrued liabilities. The Company has Federal and State net operating loss carryforwards of approximately $1,700,000, to reduce future taxable income, if any. The Federal operating losses expire in various years through 2023 and the State operating losses expire in various years through 2008. The Company also has State tax credit carryforwards of approximately $8,500, which expire in the year 2008.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Consolidated Financial Statements
For The Years Ended May 31, 2003 and 2002

Note 8 - Commitments:

The Company has leased office space at $1,550 per month in Mystic, Connecticut, which expires March 31, 2004. The Company also leases office space, on a month to month basis, in Baltimore, Maryland, from an officer of the Company at $500 per month. Rent expense was $24,488 and $24,900 for the years ended May 31, 2003 and 2002, respectively.

In connection with the transfer of the UNICORN technology from Advanced Acoustical Concepts, Inc. to the Company, the Company has agreed to pay a 3% royalty on all net sales of UNICORN products. As of May 31, 2003 and 2002, no amounts have been paid under this commitment.

The Company has commitments with various firms for lobbying services totaling $112,000 for the next fiscal year.

Note 9 - Teaming Agreement:

In connection with SOCRATES, the Company has entered into a Teaming Agreement (as defined in the Federal Acquisition Register "FAR") with Lockheed Martin Corporation ("Lockheed"). The Company will act as the primary contractor and Lockheed will function as the primary subcontractor. The agreement is for a ten year period ending in 2007, unless terminated earlier based on specific conditions identified under the agreement. As of May 31, 2003 and 2002, the Company was liable to Lockheed for $129,224 and $-0-, respectively.

Note 10 - Recapitalization:

On September 1, 2002, the Company's stockholders in exchange for 96.54% of its common and preferred stock receiving a 53% interest in another corporation (Reel Staff, Inc.). This transaction resulted in a business combination treated as a reverse acquisition and recapitalization whereby Flight Safety Technologies, Inc. became the surviving entity. Then Reel Staff, Inc. changed its name to Flight Safety Technologies, Inc. The stock exchange rate was two and one half shares of Reel Staff, Inc. for every share of preferred and common stock tendered by the existing stockholders of Flight Safety Technologies, Inc. The result was the issuance of 7,611,775 shares of common stock. In conjunction with the share exchange, we issued 850,000 shares of common stock in a private placement. The private placement raised gross proceeds of $1,700,000, and after deduction of expenses, net proceeds were $1,529,643. The Proforma operating results of this transaction as of the beginning of the reporting years would be as follows:
	2003	2002
Net sales	$1,093,097	$495,516
Operating expenses	$(2,040,898)	$(1,369,359)
Net loss	$(943,974)	$(873,843)
Net loss per share	$(.06)	$(.06)