Form 10QSB
period 2003-08-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2003-10-10
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	August 31, 2003

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of Company as specified in its charter)

Nevada	95-4863690

(State of Incorporation)	(I.R.S. Employer ID No.)

28 Cottrell Street, Mystic, Connecticut 06355

(Address of principal executive offices and Zip Code)

(860) 245-0191

(Company's telephone number, including area code)

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]     No [ ]

The number of shares of common stock outstanding as of August 31, 2003 was 15,901,233 shares

Transitional Small Business Disclosure Format:          Yes [ ]     No [X]

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED AUGUST 31, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
August 31, 2003 and May 31, 2003

	(Unaudited) August 31, 2003	(Audited) May 31, 2003
Assets
Current assets:
Cash	$2,261,736	$1,039,693
Contract receivables	229,993	155,833
Other receivables	55,649	56,859
Other current assets	82,970	24,728
Total current assets	2,630,348	1,277,113
Property and equipment, net of accumulated depreciation of $155,755 and $138,924, respectively	248,654	111,879
Intangible assets, net of accumulated amortization of $25,478 and $23,348, respectively	141,505	130,834
	$3,020,507	$1,519,826
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	288,597	245,678
Accrued expenses	102,814	126,807
Total current liabilities	391,411	372,485
Minority Interest	--	1,176
Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,901,233 and 14,757,104, respectively, issued and outstanding	15,901	14,757
Additional paid-in-capital	5,387,655	3,687,623
Unearned stock compensation	(87,796)	(96,192)
Accumulated deficit	(2,686,664)	(2,460,023)
	2,629,096	1,146,165
	$3,020,507	$1,519,826

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations
(Unaudited)
For The Three Month Period Ended August 31, 2003 and 2002

	Three Months Ended August 31
	2003	2002
Contract Revenues	$ 532,215	$ 0
Cost and expenses:
Cost of revenues	358,884	0
Research and development	27,826	4,668
Selling, general and administrative	353,711	235,006
Depreciation and amortization	18,961	13,744
	759,382	253,418
Loss from operations	(227,167)	(253,418)
Other income (Expense):
Interest income	978	1,420
Interest expense	--	(2,027)
	978	(607)
Loss before provision for income taxes	(226,189)	(254,025)
Provision for income taxes	452	--
Net Loss	$(226,641)	$(254,025)
Net Loss Per Share
Basic	$ (.01)	$ (.09)
Weighted Average Number of Shares Outstanding
Basic	15,234,536	2,796,000

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders Equity (Deficit)
(Unaudited)
For The Three Months Ended August 31, 2003 and 2002

	Common Stock		Convertible Redeemable Preferred Stock		Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at May 31, 2002	2,796,000	$27,960	606,343	$6,063	$2,033,230	$(98.088)	$(1,441,469)	$527,696
Amortization of unearned stock comp.	--	--	--	--	--	6,138	--	6,138
Net loss	--	--	--	--	--	--	(254,025)	(254,025)
Balance at August 31, 2002	2,796,000	$27,960	606,343	$6,063	$2,033,230	$91,950	$(1,695,494)	$279,809

Balance at May 31, 2003	14,757,104	$14,757	--	$--	$3,687,523	$(96,192)	$(2,460,023)	$1,146,165
Amortization of unearned stock comp.	--	--	--	--	--	8,396	--	8,396
Net proceeds from issuance of Common stock	850,000	850	--	--	1,699,150	--	--	1,700,000
Minority Interest	294,129	294	--	--	882	--	--	1,176
Net loss	--	--	--	--	--	--	(226,641)	(718,804)
Balance at August 31, 2003	15,901,233	$15,901	--	$--	$5,387,655	$(87,796)	$(2,686,664)	$2,629,096

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flows
(Unaudited)
For The Three Months Ended August 31, 2003 and 2002

	Three Months Ended August 31
	2003	2002
Cash flows from operating activities:
Net loss	$ (226,641)	$ (254,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,961	13,744
Non-cash compensation - common stock	8,396	6,138
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(74,160)	--
(Increase) decrease in other receivables	1,210	--
(Increase) decrease in other current assets and other assets	(58,242)	(41,517)
Increase (decrease) in accounts payable and accrued expense	18,926	20,660
Net cash used in operating activities	(311,550)	(255,000)
Cash flows from investing activities:
Purchases of property and equipment	(153,606)	(405)
Payments for patents and other costs	(12,801)	(6,959)
Net cash used in investing activities	(166,407)	(7,364)
Cash flows from financing activities:
Proceeds from repayment of loans to officers	--	5,450
Net proceeds (payment)/line of credit	--	105,000
Proceeds from issuance of common stock	1,700,000	--
Net cash provided by financing activities	1,700,000	110,450
Net increase (decrease) in cash and cash equivalents	1,222,043	(151,914)
Cash and cash equivalents at beginning of year	1,039,693	277,870
Cash and cash equivalents at end of quarter	$ 2,261,736	$ 125,956
Supplemental disclosures of cash flow information:
Cash paid during the year for
Income taxes paid	$ --	$ --
Interest	--	2,027

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three Months Ended August 31, 2003 and 2002

The consolidated financial statements of Flight Safety Technologies, Inc. (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements included all adjustments necessary for a fair presentation of the financial position. Results for the three months ended August 31, 2003 and 2002 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements and related footnotes of the Company's subsidiary for the years ended May 31, 2003 and May 31, 2002 which are included in the Company's 10-KSB filed on August 14, 2003.

Note 1. Summary of Significant Accounting Policies:

Cash

Cash represents cash on hand of $467,778 and investments in money market accounts of $1,793,958 as of August 31, 2003. Money market accounts earn interest at approximately 1% (per annum).

Income Taxes

As of May 31, 2003 the Company has federal and state net operating loss carryforwards of approximately $1,700,000, to reduce future taxable income, if any. The federal operating losses expire in various years through 2023 and the state operating losses expire in various years through 2008. The Company also has state tax credit carryforwards of approximately $8,500, which expire in the year 2008.

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

Intangible Assets

Intangible assets consist of patent costs totaling $166,783 with accumulated amortization of $25,278. Amortization expense for the three months ended August 31, 2003 was $2,130. Amortization expense for each of the next five years is expected to be approximately $9,811.

Note 2. Interim Financial Information (Unaudited):

The interim financial statements of the Company for the three months ended August 31, 2003 and 2002, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 3. Equity Transactions:

On September 1, 2002 the Company (then known as Reel Staff, Inc.) entered into a continuous share exchange agreement ("Share Exchange") with shareholders of Flight Safety Technologies, Inc. (a private Delaware Corporation, formerly a subsidiary of the Company, operating under the name Flight Safety Technologies Operating, Inc. ("FSTO")). The share exchange resulted in a business combination treated as a reverse acquisition and recapitalization whereby for accounting purposes FSTO was treated as the acquiring corporation. The stock exchange rate was two and one half shares of the Company for every share of preferred and common stock tendered by the existing shareholders of FSTO. Simultaneous to this transaction the Company sold 850,000 units, at a price of $2.00 per unit with each unit consisting of one common share and one warrant for common stock exercisable at $2.00 per warrant, which generated net proceeds of $1,529,643 at the closing of the private placement pursuant to Regulation S under the United States Securities Act of 1933, as amended. During the three months ended August 31, 2003, the 850,000 common stock warrants were exercised at $2.00 resulting in additional proceeds to the Company of $1,700,000. As of June 27, 2003, the Company has acquired 100% of the common and preferred stock of FSTO and, effective that date, FSTO was merged into the parent pursuant to a short form merger under Delaware and Nevada law.

Note 4. Summary of Shares Outstanding:

Common stock of Company on August 31, 2002
Exchange shares on September 1, 2002
Sale of common stock on September 1, 2002
Common Stock Warrants Exercised July 10 to August 8, 2003
Exchange shares from September 2 to November 30, 2002
Merger shares July 11, 2003
Total common stock issued and outstanding as of August 31, 2003

5,695,376 7,611,775 850,000 850,000 599,953 294,129 15,901,233

For the three months ended August 31, 2003, the effect of the Company's stock options and warrants are excluded from diluted earnings per share calculations since the inclusion of such items would be antidulitive.

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

Three Months 2002
Net Sales	$ 0
Operating Expenses	$ (253,418)
Net Loss	$ (254,025)
Net Loss Per Share	$ (.02)

Item 2. Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month period ending August 31, 2003, and specifically in the items entitled "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may",

"will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

FIRST Quarter BACKGROUND AND Overview

Overview

Our current operations, including those previously conducted by our former subsidiary, have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes known as "WVAS," that NASA is developing. The appropriations to FAA totaled $9.6 million in fiscal 1997 through 2000 for research and development of our SOCRATES wake vortex sensor; and NASA appropriations for research and development of our SOCRATES wake vortex sensor totaled $13.5 million in fiscal 2001 through 2003. From these amounts, we have earned an aggregate of approximately $8.4 million of contract revenue as of August 31, 2003 of which we have received $8.1 million.

We have entered into these contracts with the Volpe National Transportation Systems Center of the U.S. Department of Transportation ("Volpe"). Volpe funds our contracts when, as, and if it and other sponsoring federal agencies approve a statement of work and specific task orders under the statement of work. When funded, we invoice the federal government monthly based on our direct costs, including overhead and general and administrative plus a fixed fee for that month and typically receive payment by electronic wire transfer within two weeks of invoicing. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, R&D costs we incur over certain cost caps set by the U.S. government, or costs incurred between contract fundings (collectively hereinafter referred to as "Non-contract Costs"), are not reimbursable under our government contracts and have been funded primarily by proceeds of two private equity placements.

As previously reported in our Form 8-KA filed with the SEC on November 6, 2002, in October 2001, without notice to, or opportunity for prior review by us, Volpe circulated a draft report which recommended curtailing further government expenditure on our SOCRATES wake vortex sensor due to a high risk assessment of achieving operational feasibility. We learned of this negative report in March 2002, and, together with our major subcontractor, Lockheed Martin Corporation, vigorously disputed and extensively discussed its assertions with Volpe and NASA. To our knowledge, Volpe did not issue a final report. On September 16, 2002, Volpe and NASA requested a proposal from us which totaled $2,221,068 for additional SOCRATES wake vortex sensor research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. We submitted our cost proposal on October 9, 2002. On November 20, 2002, Volpe approved and funded a new work order in the amount of $1,229,650. On March 7, 2003, Volpe approved and funded an additional work order in the amount of $991,418 which completes the funding for the above referenced proposal.

On September 19, 2003, we received notice of our third successive sole source contract from Volpe for an aggregate of $3.975 million. This contract initially will be funded from a FY 2003 Omnibus Appropriation of $4.5 million to the NASA budget for research, development and testing of our SOCRATES wake vortex sensor as part of a NASA/DOT/FAA development of WVAS for use at major airports.

Results of Operations

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our three successive SOCRATES wake vortex sensor research and development contracts with the federal government. Revenues under our government contracts are booked as contract sales when earned.

During fiscal year ending May 31, 2003, we received Contract Task Order No. 0008 for $1,229,650 and Task Order No. 0009 for $991,408 from the U. S. Government under our second contract. Included in the funding is a 7% fee and the statement of work continues our previous contract to develop and test our Socrates wake vortex sensor. This funding ended an eleven month period, from December 15, 2001 to November 19, 2002, without government funding to develop our Socrates wake vortex sensor. As of August 31, 2003, $1,616,272 was earned against Task Order No. 0008 and 0009. Contract revenue for the three month period ending August 31, 2003 was $532,215. Our contract receivables as of August 31, 2003 against Task Order No. 0008 and 0009 are $229,993.

Contract revenue for the three month period ending August 31, 2003 and 2002 are $532,215 and $0, respectively. These results principally reflect the lack of government contract funding for our SOCRATES wake vortex sensor during the three month period ending August 31, 2002.

Direct Contract Costs. Subcontractor, consultant and direct labor expenses comprise our direct contract costs. We resumed work on our SOCRATES government contract on November 20, 2002. Direct contract costs for the three month period ending August 31, 2003 were $358,884, compared to $0 for the three month period ending August 31, 2002. These results principally reflect the lack of government contract funding during the three month period ending August 31, 2002.

When our government contract is funded, changes in direct costs do not generally impact our operating income because each contract covers its own direct costs. However, during periods when our government contract is not funded, any such costs we may incur are not reimbursable and must be funded from our own resources.

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates have been subject to ceilings established with each government contract, which currently are set at 70% for overhead and 20% for general and administrative. Our third contract included proposed provisional rates and upon award would eliminate rate ceilings during the second half of fiscal year 2004. Our historical rates are shown below.

Overhead Rates General and Admin. Rates	For Year Ended 5-31-02 73% 67%	For Year Ended 5-31-03 89% 67%	For Quarter Ended 8-31-03 76% 43%

The above rates for each of the previous periods include only allowable operating expenses and have fluctuated over time. We believe these rates will improve and approach our current proposed provisional rates of 73% for overhead and 28% for general administration during the third and fourth quarter of fiscal year 2004.

Non-contract Costs include: 1) expenses considered unallowable per (FAR) Federal Acquisition Regulations, such as lobbying and financing costs, 2) over ceiling expenses, or 3) operating expenses incurred during periods without government contract funding. These Non-contract Costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the private placement of our equity securities to date. To date, Non-contract Costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss and liquidity to date. Non-contract Costs are detailed below:

For the 3 Months Ending (Unaudited)
	08-31-03	08-31-02
Unallowable Expenses (1) & (2) Over-ceiling Expenses Operating Expenses During Unfunded Period 6-1-02 / 8-31-02 Total	$131,721 99,735 0 $231,456	$ 56,266 0 197,152 $253,418

Note:
(1)   Includes $8,396 of stock based compensation expense for the 3 months-ended 08-31-03.
(2)   Includes $6,138 of stock based compensation expense for the 3 months-ended 08-31-02.

Unallowable expenses for the three month period ending August 31, 2003 increased over the three month period ending in 2002 primarily due to increased lobbying and marketing expenses. Lobbying expense was $60,988 for that period in 2003, compared to $32,264 for that period in 2002. Marketing expense was $29,494 for that period in 2003, compared to $0 in 2002.

Overhead and general administrative expenses for the three month period ending August 31, 2003 totaled $239,865 compared to $197,152 for the three month period ending August 31, 2002. The reason for this increase is primarily due to an increase in legal fees from $12,386 in 2002 to $58,084 in 2003. This increase reflects the SEC periodic reporting requirements associated with operating as a public company.

Over-ceiling expenses of $99,735 for the period ending August 31, 2003 represents 42% of the allowable overhead and general administrative expenses. The remaining 58% of overhead and general administrative expenses for the period, $140,130, were absorbed and billed as part of our costs on our government contract. During the same quarter last year, there was no absorption of these expenses as this was an unfunded period. Accordingly, we reported these expenses in the category of operating expenses during unfunded periods in the chart shown above.

Over-ceiling expenses and operating expenses during unfunded periods fluctuate from period to period due to the timing of unfunded periods. The Company expects to be funded through May 31, 2004 which should eliminate the operating expenses category for all of FY 2004.

Liquidity and Capital Resources

Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our funded contract backlog on our second contract as of August 31, 2003 was $604,796. We recently received notice of a new contract from DOT/Volpe on September 19, 2003. This contract, titled Phase III SOCRATES, is the third successive contract that we have received to continue work on our SOCRATES wake vortex sensor. The new contract is initially funded at $3.975 million and will be used to expand our current SOCRATES wake vortex sensor from its present four beam configuration (which was recently tested at the Denver International Airport) to eight or more beams plus other improvements. Together with our partner, Lockheed Martin Corporation, we are developing our SOCRATES wake vortex sensor as a candidate sensor for a wake vortex advisory system that NASA is developing. The funds were provided to Volpe from NASA's Aeronautical Research Program which is aimed at improving aviation safety and capacity. These funds were part of a Congressional Appropriation for FY 2003. Funds under the Phase III contract are made available to us pursuant to work orders approved by Volpe and other sponsoring federal agencies.

As of August 31, 2003 and August 31, 2002, our cash was, respectively, $2,261,736 and $125,956. The increase in cash on hand as of August 31, 2003 over August 31, 2002 was attributable to our closing on September 1, 2002, in conjunction with the Share Exchange, a $1.7 million private placement of 850,000 shares of common stock of FST that netted us $1,529,643, plus $1,700,000 of proceeds from exercise of 850,000 common stock warrants, less the operating losses for the period from September 1, 2002 to August 31, 2003 and capital additions in the three month period ending August 31, 2003. This capital addition consisted primarily of the purchase of four company cars for our executive officers that aggregated $150,000.

As of August 31, 2003, we had total current liabilities, including accounts payable, of $391,411 compared to $422,992 of current liabilities as of August 31, 2002 which included $195,000 on our line of credit which was cancelled on September 4, 2002. Accounts payable as of August 31, 2003 were $288,597, which included $131,253 to our subcontractor, Lockheed Martin Corporation compared to accounts payable as of August 31, 2002 of $112,486, which included $0 to Lockheed Martin.

We anticipate that our funded contract balance of $604,796 plus the new contract for $3,975,004, will fund our direct contract costs and allowable operating expenses until approximately May 31, 2004. During this period, we have budgeted and expect to incur approximately $500,000 in non-contract costs and an estimated $350,000 for research and development for UNICORN technology. Assuming we operate within budget, as to which we can make no guaranty or assurance, at the end of such time, our available cash should be approximately $1,400,000. Pursuant to a Form 8-K filed on March 26, 2003, we announced a share repurchase program on March 21, 2003 that authorizes us to purchase up to $200,000 of our shares on the open market or in private transactions at anytime prior to December 31, 2003. If, in our discretion, we make any such purchase, the cash we expect to be available to us on May 31, 2004 could be reduced by up to $200,000.

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding from the U.S. government for further research development and testing of our SOCRATES wake vortex sensor, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guaranty or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

Item 3. Controls and Procedures
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
2 3.1 3.2 10 31.1 31.2 32.1 32.2

Share Exchange Agreement dated March 25, 2002 (1)
Articles of Incorporation(2)
By-Laws (2)
Teaming Agreement dated May 1, 1997 by and between FSTO and
Lockheed Martin Corporation (3)
Chief Executive Officer Certification as Adopted Pursuant to Section 302 of
   the Sarbanes-Oxley Act of 2002.*
Chief Financial Officer Certification as Adopted Pursuant to Section 302 of
   the Sarbanes-Oxley Act of 2002.*
Chief Executive Officer Certification as Adopted Pursuant to Section 906 of
   the Sarbanes-Oxley Act of 2002.*
Chief Financial Officer Certification as Adopted Pursuant to Section 906 of
   the Sarbanes-Oxley Act of 2002.*

* submitted herewith

(1)  Incorporated by reference from the Form 8K filed by Company on July 18, 2002.
(2)  Incorporated by reference from the Registration Statement on Form SB-2, which was filed
        August 9, 2001.
(3)  Incorporated by reference to Exhibit 10.7 to its 8-KA filed on November 6, 2002

(b) Reports on Form 8-K

On July 9, 2003, we filed a Current Report on Form 8-K. The report contained an Item 5 disclosure regarding a short form merger between the Company and its subsidiary pursuant to Delaware and Nevada law.

On July 17, 2003, we filed a Current Report on Form 8-K. The report contained an Item 5 disclosure announcing the appointment of Kenneth Wood to our Board of Directors and an Item 6 disclosure announcing the resignation of Samuel Vail from our Board of Directors. Under Item 9, Regulation FD, we disclosed a press release announcing finalized planning for the testing at Denver International Airport and the release of an FAA mission statement entitled Mission Needs Statement for Wake Turbulence. That press release also referenced that a certain company is asserting that there may be a conflict regarding our name. Also under Item 9, we attached an article published in the New London Day based upon an interview with our Chairman and CEO.

On July 25, 2003, we filed a Current Report on Form 8-K. The report contained an Item 9 Regulation FD disclosure announcing that the U.S. House of Representatives had voted to approve a fiscal year 2004 NASA appropriation which included $5 Million specifically for research and development of our SOCRATES wake vortex sensor.

On August 12, 2003, we filed a Current Report on Form 8-K. The report contained an Item 5 disclosure regarding the exercise of 850,000 warrants for registered shares of our common stock which resulted in total proceeds to us of $1,700,000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
October 10, 2003	By:

Samuel A. Kovnat Chairman and Chief Executive Officer
October 10, 2003	By:

David D. Cryer Chief Financial Officer, Secretary, Treasurer