Form 10QSB
period 2003-11-30
FLIGHT SAFETY TECHNOLOGIES INC
filed 2003-12-30
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended            November 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of Company as specified in its charter)

Nevada	95-4863690

(State of Incorporation)	(I.R.S. Employer ID No.)

28 Cottrell Street, Mystic, Connecticut 06355

(Address of principal executive offices and Zip Code)

(860) 245-0191

(Company’s telephone number, including area code)

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

The number of shares of common stock outstanding as of November 30, 2003 was 15,901,233 shares

Transitional Small Business Disclosure Format:     Yes  ☐     No  [x]

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED NOVEMBER 30, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheet
November 30, 2003 and May 31, 2003

	(Unaudited)	(Audited)
	November 30, 2003	May 31, 2003

Assets
Current assets:
Cash	$1,904,284	$1,039,693
Contract receivables	359,289	155,833
Other receivables	74,654	56,859
Other current assets	243,912	24,728

Total current assets	2,582,139	1,277,113
Property and equipment, net of accumulated depreciation of $172,586 and $138,924, respectively	298,976	111,879
Intangible assets, net of accumulated amortization of $27,408 and $23,348, respectively	143,874	130,834

	$3,024,989	$1,519,826

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	471,872	245,678
Accrued expenses	131,346	126,807

Total current liabilities	603,218	372,485

Minority Interest	—	1,176
Stockholders’ equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,901,233 and 14,757,104 respectively issued and outstanding	15,901	14,757
Additional paid-in-capital	5,387,655	3,687,623
Unearned stock compensation	(79,400)	(96,192)
Accumulated deficit	(2,902,385)	(2,460,023)

	2,421,771	1,146,165

	$3,024,989	$1,519,826

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statement of Operations
(Unaudited)
For The Three and Six Month Period Ended November 30, 2003 and 2002

	Three Months	Six Months	Three Months	Six Months
	2003	2003	2002	2002

Contract Revenues	$762,252	$1,294,467	$39,832	$39,832

Cost and expenses:
Cost of revenues	552,928	911,812	24,090	24,090
Research and development	59,540	76,657	12,155	16,823
Selling, general and administrative	348,157	712,577	303,722	538,728
Depreciation and amortization	18,961	37,922	13,806	27,550

	979,586	1,738,968	353,773	607,191

Loss from operations	(217,334)	(444,501)	(313,941)	(567,359)

Other income (Expense):
Interest income	1,815	2,793	4,350	5,770
Interest expense	—	—	(205)	(2,232)

	1,815	2,793	4,145	3,538

Loss before provision for income taxes	(215,519)	(441,708)	(309,796)	(563,821)
Provision for income taxes	202	654	—	—

Net Loss	$(215,721)	$(442,362)	$(309,796)	$(563,821)

Net Loss Per Share Basic	$(.01)	$(.03)	$(.02)	$(.06)
Weighted Average Number of Shares Outstanding
Basic	15,901,233	15,567,885	14,557,127	8,676,563

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statement of Cash Flows
(Unaudited)
For The Six Months Ended November 30, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Net loss	$(442,362)	$(563,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,922	27,550
Non-cash compensation — common stock	16,792	12,276
Assumption of Debt Upon Acquisition	—	(31,170)
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(203,456)	(39,832)
(Increase) decrease in other receivables	(17,795)	—
(Increase) decrease in other current assets and other assets	(219,184)	(574)
Increase (decrease) in accounts payable and accrued expense	230,733	65,691

Net cash used in operating activities	(597,350)	(529,880)

Cash flows from investing activities:
Purchases of property and equipment	(220,759)	(405)
Payments for patents and other costs	(17,300)	(11,199)

Net cash used in investing activities	(238,059)	(11,604)

Cash flows from financing activities:
Proceeds from repayment of loans to officers	—	10,650
Net proceeds (payment)/line of credit	—	(90,000)
Proceeds from issuance of common stock net of costs	1,700,000	1,529,643

Net cash provided by financing activities	1,700,000	1,450,293

Net increase (decrease) in cash and cash equivalents	864,591	908,809
Cash and cash equivalents at beginning of year	1,039,693	277,870

Cash and cash equivalents at end of quarter	$1,904,284	$1,186,679

Supplemental disclosures of cash flow information:
Cash paid during the year for Income taxes paid	$—	$—
Interest	—	2,232

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Six Months Ended November 30, 2003 and 2002

The financial statements of Flight Safety Technologies, Inc. (referred to herein as the “Company”, unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements included all adjustments necessary for a fair presentation of the financial position. Results for the six months ended November 30, 2003 and 2002 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the years ended May 31, 2003 and May 31, 2002 which are included in the Company’s 10-KSB filed on August 14, 2003.

Note 1. Summary of Significant Accounting Policies:

Cash

Cash represents cash on hand of $108,512 and investments in money market accounts of $1,795,772 as of November 30, 2003. Money market accounts earn interest at approximately 1% (per annum).

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

Revenue and Cost Recognition

The Company recognizes income from contracts under the percentage of completion method of accounting for financial reporting purposes. Revenues are measured by the ratio of the costs incurred to date divided by the estimated total costs for each contract. Contracting costs include all direct material, labor and subcontracting costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in period in which such losses are determined. Changes in job performance, job conditions and estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue related to claims is recorded at the lesser of actual costs incurred or the amount expected to realized.

Intangible Assets

Intangible assets consist of patent costs totaling $171,282 with accumulated amortization of $27,408. Amortization expense for the six months ended November 30, 2003 was $4,260. Amortization expense for each of the next five years is expected to be approximately $9,811.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Six Months Ended November 30, 2003 and 2002

Note 2. Interim Financial Information (Unaudited):

The interim financial statements of the Company for the three months ended November 30, 2003 and 2002, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 3. Equity Transactions:

On September 1, 2002 the Company (then known as Reel Staff, Inc.) entered into a share exchange agreement (“Share Exchange”) with shareholders of Flight Safety Technologies, Inc. (a private Delaware Corporation, formerly a subsidiary of the Company, operating under the name Flight Safety Technologies Operating, Inc. (“FSTO”)). The share exchange resulted in a business combination treated as a reverse acquisition and recapitalization whereby for accounting purposes FSTO was treated as the acquiring corporation. The stock exchange rate was two and one half shares of the Company for every share of preferred and common stock tendered by the existing shareholders of FSTO. Simultaneous to this transaction the Company sold 850,000 units, at a price of $2.00 per unit with each unit consisting of one common share and one warrant for common stock exercisable at $2.00 per warrant, which generated net proceeds of $1,529,643 at the closing of the private placement pursuant to Regulation S under the United States Securities Act of 1933, as amended. During the three months ended August 31, 2003, the 850,000 common stock warrants were exercised at $2.00 resulting in additional proceeds to the Company of $1,700,000. As of June 27, 2003, the Company has acquired 100% of the common and preferred stock of FSTO and, effective that date, FSTO was merged into the parent pursuant to a short form merger under Delaware and Nevada law.

Note 4. Summary of Shares Outstanding:

Common stock of Company on November 30, 2002	14,757,104
Common Stock Warrants Exercised July 10 to August 8, 2003	850,000
Merger shares July 11, 2003 – minority shares tendered	294,129
Total common stock issued and outstanding as of November 30, 2003	—
15,901,233

For the six months ended November 30, 2003, the effect of the Company’s stock options and warrants are excluded from diluted earnings per share calculations since the inclusion of such items would be antidulitive. The Company has filed with the Securities and Exchange Commission a Form SB-2 registration statement for a public offering of its securities although the Company has not yet determined the number of shares or share price. In conjunction therewith, the Company has declared a 3-for-1 reverse stock split to be effective on December 31, 2003.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Six Months Ended November 30, 2003 and 2002

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

	Three Months	Six Months
	2002	2002

Net Sales	$39,832	$39,832

Operating Expenses	$(353,773)	$(607,191)

Net Loss	$(309,796)	$(563,821)

Net Loss Per Share	$(.02)	$(.06)

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month period ending November 30, 2003, and specifically in the items entitled “Management’s Discussion and Analysis or Plan of Operation” and “Other Items”, or otherwise incorporated by reference into this document, contain “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as “believes”, “plans”, “intend”, “scheduled”, “potential”, “continue”, “estimates”, “hopes”, “goal”, “objective”, expects”, “may”, “will”, “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

Overview

Our current operations, including those previously conducted by our former subsidiary, have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes known as WVAS, that NASA is developing. We estimate the appropriations to the FAA totaled approximately $9.6 million in fiscal 1997 through 2000 for research and development of our SOCRATES wake vortex sensor; and NASA appropriations for research and development of our SOCRATES wake vortex sensor totaled approximately $13.5 million in fiscal 2001 through 2003. From these amounts, we have received three contracts aggregating approximately $13 million. As of November 30, 2003, we have recognized an aggregate of approximately $9.2 million of contract revenue, of which we have been paid $8.8 million. Our current SOCRATES government contract backlog is approximately $3.9 million.

We have entered into these contracts with the Volpe National Transportation Systems Center of the U.S. Department of Transportation (“Volpe”). Volpe funds our contracts when, as, and if it and other sponsoring federal agencies approve a statement of work and specific task orders under the statement of work. When funded, we invoice the federal government monthly based on our direct costs, including overhead and general and administrative plus a fixed fee for that month and typically receive payment by electronic wire transfer within two weeks of invoicing. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, R&D costs we incur over certain cost caps set by the U.S. government, or costs incurred between contract fundings (collectively hereinafter referred to as “Non-contract Costs”), are not reimbursable under our government contracts and have been funded primarily by proceeds of two private equity placements.

Without notice to, or opportunity for prior review by us, Volpe circulated a draft report in October 2001 which recommended curtailing further government expenditure on our SOCRATES wake vortex sensor due to a high risk assessment of achieving operational feasibility. Together with our major subcontractor, Lockheed martin Corp., we vigorously disputed and extensively discussed its assertions with Volpe and NASA. To our knowledge, Volpe did not issue a final report, and Volpe and NASA requested and we submitted a proposal for approximately $2,221,068 of additional SOCRATES wake vortex sensor research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. In November 2002, Volpe approved and funded a new work order in the amount of $1,229,650 for the first phase of this proposal and in March 2003, a second work order was approved and funded in the amount of $991,418. Included in the funding is a 7% fixed fee over and above our research and development costs plus overhead, general and administrative costs. The statement of work continued our previous contract to develop and test our SOCRATES wake vortex sensor. This funding ended an 11-month period, from December 15, 2001 to November 19, 2002, without government funding to develop our SOCRATES wake vortex sensor.

On September 30, 2003, we received our third successive sole source contract from Volpe for an aggregate of $3.975 million. This contract initially will be funded from a FY 2003 Omnibus Appropriation of $4.5 million to the NASA budget for research, development and testing of our SOCRATES wake vortex sensor as part of a NASA/DOT/FAA development of WVAS for use at major airports.

For U.S. FY 2004, a Senate-House Conference Committee has recommended an additional $5 million NASA appropriation specifically for continued work on a SOCRATES wake vortex sensor. This appropriation is contained in the U.S. FY 2004 omnibus spending appropriation bill that has been recommended by a House/Senate Committee and passed by the House. This bill still must be passed by the Senate and signed by the President before it is enacted into law. If and when this appropriation is enacted into law and our sponsoring agencies approve appropriate work orders, we expect we would receive a contract extension for a substantial portion of this funding for a major airport test of the expanded 16-beam SOCRATES wake vortex sensor.

We have experienced significant fluctuations in our net income since our inception. The net loss for fiscal year ended May 31, 2003 of $943,974 compares unfavorably to the net loss of $809,100 in fiscal year ended May 31, 2002. For our fiscal year ending May 31, 2004, net losses for the three month and six month periods ended November 30, 2003 were $215,721 and $442,362. The loss for fiscal year 2003 was caused primarily by three factors: (1) the delay in government contract funding for SOCRATES research and development; (2) rate ceilings; and (3) unallowable expenses. As described below, the loss for the first six months of our fiscal year 2004 ending November 30, 2003 was caused primarily by two of the foregoing factors: (1) rate ceilings and (2) unallowable expenses under our government contract. We received our third consecutive government contract on September 30, 2003. This contract does not include rate ceilings. Although we will continue to incur certain unallowable expenses, this is a significant change in our contract terms and conditions. Due to this change, we believe our fourth quarter ending May 31, 2004 could be our first profitable quarter in three years.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed these estimates and assumptions with our finance and audit committee. At this point in our operations, subjective judgements do not have a material impact on our financial statements. We refer you to the footnotes to our financial statements for additional information on application of accounting methods and procedures to our financial statements.

Results of Operations

For the periods ended November 30, 2003 and November 30, 2002

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our three successive SOCRATES wake vortex sensor research and development contracts with the federal government. Revenues under our government contracts are booked as contract sales when earned.

On September 30, 2003, we received our third government contract for $3,975,004. Revenues for the three month period ending November 30, 2003 were $762,252 which was a 43% increase over revenues of $532,215 for the three month period ending August 31, 2003. This increase is the result of the new government contract we received this quarter. Contract revenue for the three month and six month period ending November 30, 2003 was $762,252 and $1,294,467, respectively. This is a significant increase compared to the contract revenue of $39,832 for both the three and six month periods ending November 30, 2002 and is due to the lack of government contract funding for SOCRATES during the eleven month period ending November 19, 2002. As of November 30, 2003, our contract receivables against our government contracts are $359,289.

Direct Contract Costs. Subcontractor, consultant and direct labor expenses comprise our direct contract costs. Direct contract costs for the three and six month period ending November 30, 2003 were $552,928 and $911,812, respectively, compared to $24,090 for the three and six month periods ending November 30, 2002. These results principally reflect the lack of government contract funding during the six month period ending November 30, 2002.

When our government contract is funded, changes in direct costs do not generally impact our operating income because each contract covers its own direct costs. However, during periods when our government contract is not funded, any such costs we may incur are not reimbursable and must be funded from our own resources.

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect “cost pools” are then divided by their appropriate “direct cost base” combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates, for our first two government contracts, have been subject to ceilings, which were set at 70% for overhead and 20% for general and administrative. Our third contract is not limited by rate ceilings. Instead, we have negotiated provisional billing rates of 73% for overhead and 28% for general and administrative which we based on forecasted direct and indirect costs. Starting with the end of fiscal year 2004 our actual rates, based on actual allowable costs incurred, will be submitted to the government for audit at the end of our fiscal year. When our actual rates have been audited, we will adjust our government contract billings higher or lower to reflect the audited actual rates versus the previous estimated provisional billing rates. Our historical rates are shown below.

	For Year Ended	For Year Ended	For Six Months Ended
	5-31-02	5-31-03	11-30-03

Overhead Rates	73%	89%	71%
General and Admin. Rates	67%	67%	44%

The above rates for each of the previous periods include only allowable operating expenses and have fluctuated over time. We believe these rates will improve and approach our current provisional billing rates of 73% for overhead and 28% for general administration during the third and fourth quarter of fiscal year 2004.

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

	For the 6 Months Ending (Unaudited)

	11-30-03	11-30-02

Unallowable Expenses (1) & (2)	$213,441	$153,048
Over-ceiling Expenses	245,578	7,263
Operating Expenses During Unfunded Period 6-1-02 / 11-19-02	0	390,160

Total	$459,019	$550,471

	For the 3 Months Ending (Unaudited)

	11-30-03	11-30-02

Unallowable Expenses (3) & (4)	$81,720	$98,809
Over-ceiling Expenses	145,843	7,263
Operating Expenses During Unfunded Period 9-1-02 / 11-19-02	0	193,008

Total	$227,563	$299,080

Notes:

(1)	Includes $16,792 of stock based compensation expense for the 6 months-ended 11-30-03.

(2)	Includes $12,276 of stock based compensation expense for the 6 months-ended 11-30-02.

(3)	Includes $8,396 of stock based compensation expense for the 3 months-ended 11-30-03.

(4)	Includes $6,138 of stock based compensation expense for the 3 months-ended 11-30-02.

Our total selling, general and administrative expenses consist of allowable and unallowable expenses and for the three month and six month periods ended November 30, 2003 were $348,157 and $712,577, respectively, compared to $303,722 and $538,728 for the same periods in 2002.

Unallowable selling, general and administrative expenses for the three month period ending November 30, 2003 were $81,720 and decreased from $98,809 over the three month period ending in 2002 primarily due to decreased lobbying expenses which were $21,546 for that period in 2003, compared to $34,605 for that period in 2002. Unallowable expenses for the six months ended November 30, 2003 were $213,441 resulting in a $60,393 increase over the six month period ending in 2002. This increase was primarily due to increased lobbying expenses, which were $82,534 for that period in 2003 compared to $66,869 for that period in 2002 and general unallowable expenses which were $79,068 for that period in 2003 compared to $35,399 for that period in 2002. The increase in general unallowable expenses primarily was a result of company car expenses, labor in support of preparation of our SB-2 registration statement and travel and entertainment, which in the aggregate increased by a total of $59,334.

Allowable selling, general, and administrative expenses for the three and six month period ended November 30, 2003 totaled $266,437 and $499,136 respectively, compared to $204,913 and $385,680 respectively, for the three and six month period ended November 30, 2002. The reason for this increase primarily was due to an increase in legal fees from $27,684 to $77,094 for the three months ended November 30, 2002 and 2003, respectively, and from $50,070 to $145,178 for the six months ending November 30, 2002 and 2003, respectively. This increase reflects the SEC periodic reporting requirements associated with operating as a public company.

Over-ceiling expenses of $245,578 for the six month period ending November 30, 2003 represents 49% of the allowable overhead and general administrative expenses. The remaining 51% of overhead and general administrative expenses for the period, $253,558, were absorbed and billed as part of our costs on our government contract. There was no absorption of these expenses during the same quarter last year as this was an unfunded period.

Over-ceiling expenses and operating expenses during unfunded periods fluctuate from period to period due to the timing of unfunded periods. We expect to be funded through August 31, 2004 which should eliminate the operating expenses during unfunded period category for all of FY 2004. We are no longer subject to rate ceilings which should eliminate the over-ceiling expense category during the third quarter FY 2004 and for all of the fourth quarter FY 2004.

Liquidity and Capital Resources

Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our funded contract backlogs on our second and third contracts as of November 30, 2003 are $145,366 and $3,781,450 respectively. Our third contract, titled Phase III SOCRATES, is the third successive contract that we have received to continue work on our SOCRATES wake vortex sensor. The Phase III SOCRATES contract was initially funded at $3,975,004 and will be used to expand our current SOCRATES wake vortex sensor from its present four beam configuration (which was recently tested at the Denver International Airport) to eight or more beams plus other improvements. Together with our partner, Lockheed Martin Corporation, we are developing our SOCRATES wake vortex sensor as a candidate sensor for a wake vortex advisory system that NASA is developing. The funds were provided to Volpe from NASA’s Aeronautical Research Program which is aimed at improving aviation safety and capacity. These funds were part of a Congressional Appropriation for FY 2003. Funds under the Phase III contract are made available to us pursuant to work orders approved by Volpe and other interested federal agencies.

As of November 30, 2003 and November 30, 2002, our cash was, respectively, $1,904,284 and $1,186,679. The increase in cash on hand as of November 30, 2003 over November 30, 2002 was attributable to $1,700,000 of proceeds from exercise of 850,000 common stock warrants, less the operating losses for the period from December 1, 2002 to November 30, 2003 and capital additions in the six month period ending November 30, 2003. This capital addition consisted primarily of the purchase of four company cars for our executive officers that aggregated $150,000.

As of November 30, 2003, we had other current assets of $243,912 compared to $17,936 as of November 30, 2002. The increase is primarily due to $196,775 of prepaid expenses for our SB-2 registration statement.

As of November 30, 2003, we had total current liabilities, including accounts payable, of $603,218 compared to $273,110 of current liabilities as of November 30, 2002. Accounts payable as of November 30, 2003 were $471,872, which included $191,363 to our subcontractor, Lockheed Martin Corporation and $106,032 for legal expenses in support of our SB-2 prepaid expenses compared to accounts payable as of November 30, 2002 of $165,382, which included $5,925 to Lockheed Martin and $0 for legal fees for SB-2 registration. The increase in current liabilities and accounts payables primarily are attributable to increases in direct costs and our public offering expenses.

We anticipate that our funded contract balance for our second and third contracts of $3,926,816 as of November 30, 2003 will fund our direct contract costs and allowable operating expenses until approximately August 31, 2004. During this period, we have budgeted and expect to incur approximately $275,000 in non-contract cost. Assuming we operate within budget, as to which we can make no guaranty or assurance, at the end of such time, our available cash should be approximately $1,625,000. These projections do not consider any additional contract funding we may receive from FY 2004 congressional appropriations if and when that legislation is enacted and our sponsoring agencies issue appropriate work orders to us.

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding from the U.S. government for further research development and testing of our SOCRATES wake vortex sensor, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guaranty or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders’ ownership.

On December 12, 2003, Public Law 108-176 was passed authorizing FAA funding for fiscal years 2004 through 2007. The new law, designated “Vision 100 — Century of Aviation Reauthorization Act,” authorizes the FAA to spend from its $3 billion Air Navigation Facilities & Equipment annual budget such funds as may be necessary in each of the next four fiscal years for the development and analysis of a wake vortex advisory system (WVAS). Flight Safety Technologies, together with Lockheed Martin Corp., is developing a laser acoustic technology called SOCRATES, as a candidate sensor for incorporation into WVAS. Continued successful testing and acceptance by the government will be required to integrate the SOCRATES wake vortex sensor into WVAS. There is no assurance as to whether or when these funds will be appropriated, how these funds will be allocated among the Company, participating agencies, and other parties presently or in the future involved in development of the wake vortex advisory system, or what portion of these funds, if any, the Company ultimately may receive.

Item 3. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of Flight Safety Technologies, Inc. was held at 11:00 a.m. Eastern Standard Time, on November 6, 2003 at the Mystic Marriott Hotel Convention and Spa located at 625 North Road, Groton, Connecticut. The four proposals presented at the meeting were:

1.	To amend the Articles of Incorporation to declassify our Board of Directors and reduce the terms of the Directors from three years to one year.

2.	To elect eight members of the Board of Directors.

3.	Approval to grant discretionary authority to our Board of Directors to effect a reverse stock split of our common stock at a ratio within the range from one-for-two to one-for-four at anytime prior to May 31, 2004.

4.	To ratify the appointment of Kostin, Ruffkess & Company, LLC as our independent auditors for the fiscal year ending May 31, 2004.

(b)	Each of the eight directors were elected for a term of one year and received the number of votes set forth below:

Name	For	Withheld

Samuel A. Kovnat	12,390,569	292,804
William B. Cotton	12,646,133	37,240
Frank L. Rees	12,645,033	38,370
Jackson Kemper, Jr.	12,521,033	162,340
Stephen P. Tocco	12,642,133	41,240
Joseph J. Luca	12,644,433	38,940
Larry L. Pressler	12,619,824	63,549
Kenneth S. Wood	12,650,333	33,040

(c)	The first, third and fourth proposals were approved as follows:

(i)	The proposal to approve an amendment to the Articles of Incorporation to declassify the board of directors and reduce the term of directors from three years to one was approved by a vote of 12,172,504 shares in favor, 376,886 shares against and 140,951 shares abstaining.

(ii)	The proposal to approve an amendment to grant discretionary authority to the board of directors to effect a reverse stock split of out common stock at a ratio within the range from one-for-two to one-for-four at anytime prior to June 1, 2004 was approved by a vote of 9,627,070 shares in favor, 2,853,045 shares against and 235,226 shares abstaining.

(iii)	The ratification of the appointment of Kostin, Ruffkess & Company as the Company’s independent accountants for the 2004 fiscal year was approved by a vote of 12,547,977 shares in favor, 35,596 shares against, and 179,768 shares abstaining.

Item 5. Other Information

Our board of directors voted on December 17, 2003 to implement a 1 for 3 reverse split of our common stock. The board action followed a shareholder vote on November 6, 2003 at our annual meeting that authorized the board to effect a reverse split. The reverse split will be effective as to all shareholders of record at the opening of trading on December 31, 2003. As a result of the reverse split, every 3 shares of our issued and outstanding common stock will be combined into 1 share of common stock. The reverse split will reduce the 15,901,233 shares of our common stock currently outstanding to approximately 5,300,411 shares. No fractional shares of common stock will be issued in connection with the reverse split. Any fractional share will be rounded up to the next whole share. Outstanding options and warrants will be similarly adjusted. The primary reason we took this action was to facilitate our ability to qualify our shares for listing on the American Stock Exchange (AMEX). We believe that having our shares traded on the AMEX will provide for more orderly trading and generally increase our ability to accomplish a secondary offering. There can be no assurance that after the split is implemented that the offering will occur, that marketability or liquidity will increase, that the common stock will be accepted for listing on AMEX, or that the market price of the common stock after the reverse stock split will reflect the reverse stock split or that such price will exceed or remain in excess of the current market price.

From late August through mid September we participated in a NASA-sponsored test that took place at the Denver International Airport to investigate the acoustic properties of aircraft wake vortices. The SOCRATES four-beam laser acoustic equipment was installed approximately two miles from the runway threshold in line with runway 16L where approaching aircraft flew approximately 500 feet or higher above the SOCRATES equipment. The NASA test encompassed a variety of other sensors including microphone arrays, pulsed and CW lidar, and weather sensors to acquire science data for a scientific investigation of the wake acoustic phenomena. Based upon analysis of initial data, this test demonstrated a major increase in the capability and reliability of the sensor. The “quick look” report only included results of SOCRATES detections of the acoustic signal from aircraft wakes. The report characterized 643 SOCRATES wake acoustic detections out of 759 jet aircraft approaches covering ten different days of operations. The following aircraft types performed approaches during the data acquisition period: A320, B737, B757, B767, B777, MD80 and smaller Regional Jets. The “quick look” report only considered signals that were characterized as “strong and long” (“strong” being a signal-to-noise ratio of five decibels or greater and “long” being signals that persisted for five seconds or greater). This resulted in 85% of the jet aircraft under consideration being declared a successful detection. The Company anticipates that further signal processing on the data will increase the detection percentages. A final report is anticipated early in 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit
No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	By-Laws (3)
10.1	Employment Agreement dated November 3, 2000, between FSTO and Samuel A. Kovnat (4)
10.2	Employment Agreement dated November 3, 2000, between FSTO and William B. Cotton (5)
10.3	Employment Agreement dated November 3, 2000, between FSTO and David D. Cryer (6)
10.4	Employment Agreement dated November 3, 2000, between FSTO and Frank L. Rees (7)
10.5	Teaming Agreement dated May 1, 1997, by and between FSTO and Lockheed Martin Corporation (8)
10.6	Share Exchange Agreement between Reel Staff, Inc. and Flight Safety Technologies, Inc., dated June 24, 2002, as amended July 15, 2002 (9)
10.7	Cost Reimbursement Research Project Agreement between Flight Safety Technologies, Inc. and Georgia Tech Applied Research Corporation (10)
10.8	Phase III Contract issued by U.S. DOT/RSPA/Volpe Center, dated September 30, 2003 (11)
10.9	Agreement between Flight Safety Technologies, Inc. and Advanced Acoustics Concepts, Inc., dated January 14, 2000 (12)
31.1	Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Chief Executive Officer Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Chief Financial Officer Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Submitted herewith.

(1)	Incorporated by reference to Exhibit 3.1 to our Form SB-2 filed on August 9, 2001.

(2)	Incorporated by reference to Appendix A to our Schedule 14C Information Statement filed on August 14, 2002.

(3)	Incorporated by reference to Exhibit 3.2 to our Form SB-2 filed on August 9, 2001.

(4)	Incorporated by reference to Exhibit 10.1 to our 8-KA filed on November 6, 2002.

(5)	Incorporated by reference to Exhibit 10.2 to our 8-KA filed on November 6, 2002.

(6)	Incorporated by reference to Exhibit 10.3 to our 8-KA filed on November 6, 2002.

(7)	Incorporated by reference to Exhibit 10.4 to our 8-KA filed on November 6, 2002.

(8)	Incorporated by reference to Exhibit 10.7 to our 8-KA filed on November 6, 2002.

(9)	Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 18, 2002.

(10)	Incorporated by reference to Exhibit 10.7 to our Form SB-2 filed on November 26, 2003.

(11)	Incorporated by reference to Exhibit 10.8 to our Form SB-2 filed on November 26, 2003.

(12)	Incorporated by reference to Exhibit 10.9 to our Form SB-2 filed on November 26, 2003.

(b) Reports on Form 8-K

On November 5, 2003, we filed a Current Report on Form 8-K. The report contained an Item 9 Regulation FD disclosure announcing that it and Paulson Investment Company, Inc. had decided not to proceed with a proposed sale of our securities.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation

December 30, 2003	By:

Samuel A. Kovnat Chairman and Chief Executive Officer

December 30, 2003	By:

David D. Cryer Chief Financial Officer, Secretary, Treasurer