Form 10QSB
period 2004-02-29
FLIGHT SAFETY TECHNOLOGIES INC
filed 2004-04-06
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	February 29, 2004

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of Company as specified in its charter)

Nevada	95-4863690

(State of Incorporation)	(I.R.S. Employer ID No.)

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

     Yes ☒      No ☐

The number of shares of common stock outstanding as of February 29, 2004 was 8,331,410 shares

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
February 29, 2004 and May 31, 2003
	(Unaudited) February 29, 2004	(Audited) May 31, 2003
Assets
Current assets:
Cash	$9,829,711	$1,039,693
Contract receivables	339,021	155,833
Other receivables	168,937	56,859
Other current assets	45,012	24,728

Total current assets	10,382,681	1,277,113
Property and equipment, net of accumulated depreciation of $194,190 and $138,924, respectively	266,239	111,879
Intangible assets, net of accumulated amortization of $29,538 and $23,348, respectively	151,952	130,834

	$10,800,872	$1,519,826

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	623,741	245,678
Accrued expenses	146,235	126,807

Total current liabilities	769,976	372,485

Minority Interest	----	1,176
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	----	----
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,410, 4,919,035 respectively issued and outstanding	8,331	4,919
Additional paid-in-capital	12,989,543	3,697,461
Unearned stock compensation	(71,004)	(96,192)
Accumulated deficit	(2,895,974)	(2,460,023)

	10,030,896	1,146,165

	$10,800,872	$1,519,826

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations
(Unaudited)
For The Three and Nine Month Period Ended February 29, 2004 and February 28, 2003

	Three Months 2004	Nine Months 2004	Three Months 2003	Nine Months 2003
Contract Revenues	$1,008,923	$2,303,390	$487,299	$527,131

Cost and expenses:
Cost of revenues	621,909	1,533,721	350,194	374,284
Research and development	60,990	137,647	8,375	25,198
Selling, general and administrative	293,399	1,005,976	270,892	809,620
Depreciation and amortization	23,534	61,456	13,806	41,356

	999,932	2,738,800	643,267	1,250,458

Income (Loss) from operations	9,091	(435,410)	(155,968)	(723,327)

Other income (Expense):
Interest income	4,669	7,462	1,831	7,601
Interest expense	--	--		(2,232)

	4,669	7,462	1,831	5,369

Income (Loss) before provision for income taxes	13,760	(427,948)	(154,137)	(717,958)

Provision for income taxes	7,349	8,003	846	846

Net Income (Loss)	$6,411	$(435,951)	$(154,983)	$(718,804)

Net Income (Loss) per share
Basic	$.00	$(.08)	$(.03)	$(.20)

Weighted Average Number of Shares Outstanding
Basic	6,097,884	5,481,608	4,920,077	3,624,411

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
(Unaudited)
For The Nine Months Ended February 29, 2004 and February 28, 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(435,951)	$(718,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,456	41,356
Non-cash compensation - common stock	25,188	18,414
Assumption of Debt Upon Acquisition	--	(31,170)
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(183,188)	(166,036)
(Increase) decrease in other receivables	(112,078)	--
(Increase) decrease in other current assets and other assets	(20,284)	(23,376)
Increase (decrease) in accounts payable and accrued expense	397,491	198,858

Net cash used in operating activities	(267,366)	(680,758)

Cash flows from investing activities:
Purchases of property and equipment	(209,626)	(405)
Payments for patents and other costs	(27,308)	(25,608)

Net cash used in investing activities	(236,934)	(26,013)

Cash flows from financing activities:
Proceeds from previously restricted cash	--	200,000
Proceeds from repayment of loans to officers	--	17,400
Net proceeds (payment)/line of credit	--	(90,000)
Proceeds from issuance of common stock net of costs	9,294,318	1,529,643

Net cash provided by financing activities	9,294,318	1,657,043

Net increase (decrease) in cash and cash equivalents	8,790,018	950,272
Cash and cash equivalents at beginning of year	1,039,693	277,870

Cash and cash equivalents at end of quarter	$9,829,711	$1,228,142

Supplemental disclosures of cash flow information:
Cash paid during the year for
Income taxes paid	$--	$--
Interest	--	2,232

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Nine Months Ended February 29, 2004 and February 28, 2003

The financial statements of Flight Safety Technologies, Inc. (referred to herein as the "Company", unless the context indicates otherwise) presented herein are unaudited. In the opinion of management, these financial statements included all adjustments necessary for a fair presentation of the financial position. Results for the nine months ended February 29, 2004 and February 28, 2003 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the years ended May 31, 2003 and May 31, 2002 which are included in the Company's 10-KSB filed on August 14, 2003.

Note 1. Summary of Significant Accounting Policies:

Cash

Cash represents cash on hand of $1,234,512 and money market and investment accounts of $8,595,199 as of February 29, 2004. Money market and investment accounts earn interest at an average of approximately 1.8% (per annum).

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

Intangible Assets

Intangible assets consist of patent costs totaling $181,490 with accumulated amortization of $29,538. Amortization expense for the nine months ended February, 29 2004 was $6,390. Amortization expense for each of the next five years is expected to be approximately $9,811.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Nine Months Ended February 29, 2004 and February 28, 2003

Note 2. Interim Financial Information (Unaudited):

The interim financial statements of the Company for the three months ended February 29, 2004 and 2003, included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 3. Equity Transactions:

On September 1, 2002 the Company (then known as Reel Staff, Inc.) entered into a share exchange agreement ("Share Exchange") with shareholders of Flight Safety Technologies, Inc. (a private Delaware Corporation, formerly a subsidiary of the Company, operating under the name Flight Safety Technologies Operating, Inc. ("FSTO")). The share exchange resulted in a business combination treated as a reverse acquisition and recapitalization whereby for accounting purposes FSTO was treated as the acquiring corporation. The stock exchange rate was two and one half shares of the Company for every share of preferred and common stock tendered by the existing shareholders of FSTO. Simultaneous to this transaction the Company sold 850,000 units, at a price of $2.00 per unit with each unit consisting of one common share and one warrant for common stock exercisable at $2.00 per warrant, which generated net proceeds of $1,529,643 at the closing of the private placement pursuant to Regulation S under the United States Securities Act of 1933, as amended. During the three months ended August 31, 2003, the 850,000 common stock warrants were exercised at $2.00 resulting in additional proceeds to the Company of $1,700,000. As of June 27, 2003, the Company had acquired 100% of the common and preferred stock of FSTO and, effective that date, FSTO was merged into the parent pursuant to a short form merger under Delaware and Nevada law.

The Company completed a 3-for-1 reverse stock split effective December 31, 2003. On February 4, 2004, in conjunction with a public underwritten offering, the Company sold 1,350,000 units at $6.00 per unit, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $3.30 a share. On February 13, 2004, the Company issued an additional 164,300 units at the request of the managing underwriter to cover over-allotments. As a result of these issuances, the common stock outstanding of the Company increased by 3,028,600 shares to 8,331,410 shares. The Company received gross proceeds of 9,085,800 and had expenses for this issuance of $1,491,482 resulting in net proceeds from the issuances of $7,594,318. The total cash position following these transactions is about $9.8 million as of February 29, 2004. Below is a summary of shares outstanding.

Common stock of Company on February 28, 2003
Common Stock Warrants Exercised July 10 to August 8, 2003
Merger shares July 11, 2003 - minority shares tendered

Reverse Stock Split 3 for 1 - December 31, 2003

Common Stock Purchase - February 5, 2004

Common Stock Purchase - February 13, 2004
Total common stock issued and outstanding as of February 29, 2004

14,757,104 850,000 294,129 (10,598,423) 2,700,000 328,600 8,331,410

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Nine Months Ended February 29, 2004 and February 28, 2003

Note 3. Equity Transactions: (Continued)

For the nine months ended February 29, 2004, the effect of the Company's stock options and warrants are excluded from diluted earnings per share calculations since the inclusion of such items would be antidulitive.

Note 4. Business Combination:

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

Three Months Nine Months

2003 2003

Net Sales $ 487,299 $ 527,131

Operating Expenses $ (643,267) $ (1,250,458)

Net Loss $ (154,983) $ (718,804)

Net Loss Per Share $ (.03) $ (.20)

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this 10-QSB for the three month period ending February 29, 2004, or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those discussed in the "Risk Factors" section of this 10-QSB, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations, including those previously conducted by our former subsidiary, have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes known as WVAS, that NASA is developing. We estimate the appropriations to the FAA totaled approximately $9.6 million in fiscal 1997 through 2000 for research and development of our SOCRATES wake vortex sensor; and NASA appropriations for research and development of our SOCRATES wake vortex sensor totaled approximately $13.5 million in fiscal 2001 through 2003. From these amounts, we have received three contracts aggregating approximately $13 million. As of February 29, 2004, we have recognized an aggregate of approximately $10.2 million of contract revenue, of which we have been paid $9.9 million. Our current SOCRATES government contract backlog is approximately $2.9 million.

We have entered into these contracts with the Volpe National Transportation Systems Center of the U.S. Department of Transportation ("Volpe"). Volpe funds our contracts when, as, and if it and other sponsoring federal agencies approve a statement of work and specific task orders under the statement of work. When funded, we invoice the federal government monthly based on our direct costs, including overhead and general and administrative plus a fixed fee for that month and typically receive payment by electronic wire transfer within two weeks of invoicing. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, R&D costs we incur over certain cost caps set by the U.S. government, or costs incurred while our contracts are not funded, are not reimbursable under our government contracts and have been funded primarily by proceeds of two private equity placements.

Without notice to, or opportunity for prior review by us, Volpe circulated a draft report in October 2001 which recommended curtailing further government expenditure on our SOCRATES wake vortex sensor due to a high risk assessment of achieving operational feasibility. Together with our major subcontractor, Lockheed Martin Corp., we vigorously disputed and extensively discussed its assertions with Volpe and NASA. To our knowledge, Volpe did not issue a final report, and Volpe and NASA requested and we submitted a proposal for $2,221,068 of additional SOCRATES wake vortex sensor research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. In November 2002, Volpe approved and funded a new work order in the amount of $1,229,650 for the first phase of this proposal and in March 2003, a second work order was approved and funded in the amount of $991,418. Included in the funding was a 7% fixed fee over and above our research and development costs plus overhead, general and administrative costs. The statement of work continued our previous contract to develop and test our SOCRATES wake vortex sensor. This funding ended an 11-month period, from December 15, 2001 to November 19, 2002, without government funding to develop our SOCRATES wake vortex sensor.

On September 30, 2003, we received our third successive sole source contract from Volpe for an aggregate of $3.975 million. This contract is being funded from a FY 2003 Omnibus Appropriation of $4.5 million to the NASA budget for research, development and testing of our SOCRATES wake vortex sensor as part of a NASA/DOT/FAA development of WVAS for use at major airports.

For U.S. fiscal year 2004, an additional $5 million NASA appropriation specifically for continued work on project SOCRATES has been enacted into law. If and when our sponsoring agencies approve an extension of our contract, statements of work, and appropriate work orders, we expect to receive a contract extension for a substantial portion of this funding which would include a major airport test of the expanded 8 to 16-beam SOCRATES wake vortex sensor.

We believe the federal government has indicated a long-term interest in the development of a wake vortex advisory system and our SOCRATES wake vortex sensor for inclusion in such a system. However, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES or UNICORN technologies and to market our products. Reduction of or delays in contract funding from the federal government could delay achievement of or increase in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

We have experienced significant losses since our inception. The net loss for fiscal year ended May 31, 2003 of $943,974 compares unfavorably to the net loss of $809,100 in fiscal year ended May 31, 2002. The loss for fiscal years 2003 and 2002 was caused primarily by three factors: (1) the delay in government contract funding for SOCRATES research and development; (2) rate ceilings; and (3) unallowable expenses. Net loss for the nine month period ended February 29, 2004 was $435,951 compared to a net loss of $718,804 for the same period in 2003. With the reinstatement of the government contract funding, the loss for the first nine months of our fiscal year 2004 ending February 29, 2004 was caused by the remaining two factors: (1) rate ceilings and (2) unallowable expenses under our government contract.

We received our third consecutive government contract on September 30, 2003. This contract does not include rate ceilings thus eliminating a second significant source of losses in previous years. Although we will continue to incur certain unallowable expenses, and remain subject to the risk of further delay and reduction in federal contract funding, the elimination of rate ceilings is a significant improvement to our historical contract terms and conditions and has contributed to our earning a net income of $6,411 for the three months ended February 29, 2004. Due to this change, we believe our fourth quarter ending May 31, 2004 could also be profitable. However, such a result will be subject to numerous risks and uncertainties and we can make no guaranty or assurance we will achieve or thereafter sustain any level of profitability.

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

Results of Operations

For the periods ended February 29, 2004 and February 28, 2003

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our three successive SOCRATES wake vortex sensor research and development contracts with the federal government. Revenues under our government contracts are booked as contract sales when earned.

For the three month periods ending February 28, 2003 and February 29, 2004, contract revenue increased 107% from $487,299 to $1,008,923. This increase reflects the increased efforts by the Company and its subcontractors and consultants in the Phase III Socrates development of a significantly larger and more robust system.

Contract revenue for the nine month period ending February 29, 2004 was $2,303,390. This is a significant increase compared to the contract revenue of $527,131 for the nine month period ending February 28, 2003. This increase was due to the lack of government contract funding for SOCRATES during the six month period ending November 30, 2002. As of February 29, 2004, our contract receivables against our government contracts are $339,021.

Direct Contract Costs. Subcontractor, consultant and direct labor expenses comprise our direct contract costs. Direct contract costs for the three and nine month period ending February 29, 2004 were $621,909 and $1,533,721, respectively, compared to $350,194 and 374,284 respectively, for the three and nine month periods ending February 28, 2003. These nine month results principally reflect the lack of government contract funding during the six month period ending November 30, 2002.

When our government contract is funded, charges to direct costs do not generally impact our operating income because each contract covers its own direct costs. However, during periods when our government contract is not funded or if the actual direct cost of a specific task order exceeds its budgeted funding and the government is not willing to reallocate direct costs between task orders, any such costs we may incur are not reimbursable and must be funded from our own resources.

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

Overhead Rates General and Admin. Rates	For Year Ended 5-31-02 73% 67%	For Year Ended 5-31-03 89% 67%	For Nine Months Ended 02-29-04 74% 42%

The above rates for each of the previous periods include only allowable operating expenses and have fluctuated over time. We believe these rates will improve and approach our current provisional billing rates of 73% for overhead and 28% for general administration during the fourth quarter of fiscal year 2004.

Unreimbursable non-contract costs include: 1) expenses considered unallowable per Federal Acquisition Regulations (FAR), such as lobbying and financing costs, 2) over ceiling expenses, or 3) operating expenses incurred during periods without government contract funding. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Non-contract costs are detailed below:

For the 9 Months Ending (Unaudited)
	02-29-04	02-28-03
Unallowable Expenses (1) & (2) Over-ceiling Expenses Operating Expenses During Unfunded Period 6-1-02 / 11-19-02 Total	$305,931 257,066 0 $562,997	$ 199,879 146,316 390,160 $736,355

For the 3 Months Ending (Unaudited)
	02-29-04	02-28-03
Unallowable Expenses (3) & (4) Over-ceiling Expenses Operating Expenses During Unfunded Period 9-1-02 / 11-19-02 Total	$92,490 11,488 0 $103,978	$ 43,111 139,053 0 $182,164

Notes:
(1)   Includes $25,188 of stock based compensation expense for the 9 months-ended 02-29-04.
(2)   Includes $18,414 of stock based compensation expense for the 9 months-ended 02-28-03.

(3)   Includes $8,396 of stock based compensation expense for the 3 months-ended 02-29-04.
(4)   Includes $6,138 of stock based compensation expense for the 3 months-ended 02-28-03.

Our total selling, general and administrative expenses consist of allowable and unallowable expenses and for the three month and nine month periods ended February 29, 2004 were $293,399 and $1,005,976, respectively, compared to $270,892 and $809,620 for the same periods in 2003.

Unallowable selling, general and administrative expenses for the three month period ending February 29, 2004 were $92,490 and increased from $43,111 over the three month period ended in 2003 primarily due to increased corporate development and publicity and general unallowable expenses which were $60,900 for that period in 2004, compared to $20,196 for that period in 2003. Unallowable expenses for the nine months ended February 29, 2004 were $305,931 and increased from $199,879 during the nine month period ended in 2003 primarily due to increased general unallowable expenses which were $124,968 for that period in 2004 compared to $27,048 for that period in 2003. The increase in general unallowable expenses primarily was a result of company car expenses, labor in support of preparation of our SB-2 registration statement and travel and entertainment.

Allowable selling, general, and administrative expenses for the three and nine month period ended February 29, 2004 totaled $200,909 and $700,045 respectively, compared to $227,781 and $609,741 respectively, for the three and nine month period ended February 28, 2003. The reason for this increase for the nine months ended February 29, 2004 compared to February 28, 2003 of $90,304 was primarily due to an increase in legal fees and investor relations expenses.

Over-ceiling expenses of $257,066 for the nine month period ending February 29, 2004 represents 37% of the allowable overhead and general administrative expenses. The remaining 63% of overhead and general administrative expenses for the period, $442,979, were absorbed and billed as part of our costs on our government contract.

Over-ceiling expenses and operating expenses during unfunded periods fluctuate from period to period due to the timing of unfunded periods. We expect to be funded through August 31, 2004 which should eliminate the operating expenses during unfunded period category for all of FY 2004. We are no longer subject to rate ceilings which reduced the over-ceiling expense category during the third quarter FY 2004 and we believe will eliminate the over-ceiling category for all of the fourth quarter FY 2004.

Liquidity and Capital Resources

Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our funded contract backlog on our third contract as of February 29, 2004 is $2,921,033. Our third contract, titled Phase III SOCRATES, is the third successive contract that we have received to continue work on our SOCRATES wake vortex sensor. The Phase III SOCRATES contract was initially funded at $3,975,004 and will be used to expand our current SOCRATES wake vortex sensor from its present four beam configuration (which was recently tested at the Denver International Airport) to eight or more beams plus other improvements. The funds were provided to Volpe from NASA's Aeronautical Research Program which is aimed at improving aviation safety and capacity. These funds were part of a Congressional Appropriation for FY 2003. Funds under the Phase III contract are made available to us pursuant to work orders approved by Volpe and other interested federal agencies.

As of February 29, 2004 and February 28, 2003, our cash was, respectively, $9,829,711 and $1,228,142. The increase in cash on hand as of February 29, 2004 over February 28, 2003 was attributable to $1,700,000 of proceeds from exercise of 850,000 common stock warrants, plus the sale of 3,028,600 shares of common stock with net proceeds of $7,594,318, less the operating losses for the period from March 1 2003 to February 29, 2004 and capital additions in the nine month period ending February 29, 2004. This capital addition consisted primarily of the purchase of four company cars for our executive officers that aggregated $150,000.

As of February 29, 2004, we had other receivables of $168,937 compared to $55,302 as of February 28, 2003. The increase is primarily due to $99,146 of unbilled government contract receivables. The $99,146 increase represents the difference between overhead and general administrative rates billed using provisional rates of 73% and 28%, respectively, and the actual rates of 74% and 42%, respectively, applied to our direct costs incurred in our Phase III SOCRATES contract to date. At the end of each year, our final government billing for the period is adjusted to reflect the actual allowable overhead and general administrative cost incurred.

As of February 29, 2004, we had total current liabilities, including accounts payable, of $769,976 compared to $406,277 of current liabilities as of February 28, 2003. Accounts payable as of February 29, 2004 were $623,741, which included $217,842 to our subcontractor, Lockheed Martin Corporation, $183,298 for legal expenses and $70,585 in other expenses in support of our public offering compared to accounts payable as of February 28, 2003 of $303,974, which included $175,254 to Lockheed Martin and $47,440 for legal fees.

We anticipate that our funded contract balance for our third contract of $2,921,033 as of February 29, 2004 will fund our direct contract costs and allowable operating expenses until approximately August 31, 2004. During this period, we have budgeted and expect to incur approximately $225,000 in non-contract cost and approximately $500,000 in UNICORN research and development. Assuming we operate within budget, as to which we can make no guaranty or assurance, at the end of such time, we estimate our available cash should be approximately $9,105,000. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after August 31, 2004. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate. These projections do not consider any additional contract funding we may receive from a $5 million appropriation to NASA for project SOCRATES contained in the recently enacted U.S. FY 2004 Consolidated Appropriations Bill. We expect to receive a substantial portion of this appropriation if and when our sponsoring agencies extend our contract, approve a statement of work and issue appropriate work orders to us. Prior to any extension of our contract, the government will request and we must submit a cost and technical proposals for review and approval of the government. As of the date of this report, we have not received such request and the timing for release of such request is not clear. Any delay in obtaining a contract extension also might require us to draw upon our cash after August 31, 2004 to fund our operations.

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
3.1 3.3 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 31.1 31.2 32.1 32.2

Amended and Restated Articles of Incorporation*
By-Laws (1)
Employment Agreement dated as of November 4, 2003, between the Company and Samuel A. Kovnat*
Employment Agreement dated as of November 4, 2003, between the Company and William B. Cotton*
Employment Agreement dated as of November 4, 2003, between the Company and David D. Cryer*
Employment Agreement dated as of November 4, 2003, between the Company and Frank L. Rees*
Teaming Agreement dated May 1, 1997, by and between FSTO and Lockheed Martin
   Corporation (2)
Share Exchange Agreement between Reel Staff, Inc. and Flight Safety Technologies, Inc.,
   dated June 24, 2002, as amended July 15, 2002 (3)

Cost Reimbursement Research Project Agreement between Flight Safety Technologies, Inc.
   and Georgia Tech Applied Research Corporation (4)
Phase III Contract issued by U.S. DOT/RSPA/Volpe Center, dated September 30, 2003 (5)
Agreement between Flight Safety Technologies, Inc. and Advanced Acoustics Concepts, Inc.,
   dated January 14, 2000 (6)
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
(1) (2) (3) (4) (5) (6)

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
Incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 18, 2002.
Incorporated by reference to Exhibit 10.7 to our Form SB-2 filed on November 26, 2003.
Incorporated by reference to Exhibit 10.8 to our Form SB-2 filed on November 26, 2003.
Incorporated by reference to Exhibit 10.9 to our Form SB-2 filed on November 26, 2003.

(b) Reports on Form 8-K

On January 13, 2004, we filed a Current Report on Form 8-K. The report contained an Item 9 Regulation FD disclosure announcing that we had recently learned that the staff of the Securities and Exchange Commission is conducting an informal investigation that appears to be looking into certain analyst reports about the Company, and its press releases. We further reported that the SEC staff has not asserted that we have acted improperly or illegally and that we have voluntarily agreed to cooperate fully with the staff's informal investigation.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.
Flight Safety Technologies, Inc. a Nevada corporation
April 6, 2004	By:

Samuel A. Kovnat Chairman and Chief Executive Officer
April 6, 2004	By:

David D. Cryer Chief Financial Officer, Secretary, Treasurer