Form 10KSB
period 2004-05-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2004-08-25
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004
Commission file number 000-33305
_____________________________

FLIGHT SAFETY TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	95-4863690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 Cottrell Street, Mystic, Connecticut 06355	(860) 245-0191
(Address of principal executive offices and Zip Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
(Title of class) Common Stock, par value $0.001 per share Common Stock Purchase Warrants

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant's revenues for its most recent fiscal year:     $3,593,784

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of $1.14 per share on August 24, 2004, as reported on the American Stock Exchange, was approximately $1,344,396. In determining the market value of non-affiliate voting stock, shares of common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 8,331,410 shares of common stock outstanding as of August 24, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED MAY 31, 2004

Preliminary Note: Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     Except for the historical information presented in this document, the matters discussed in this Annual Report on Form 10-KSB, or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

     SOCRATES (TM) and UNICORN (TM) are trademarks of ours. This Form 10-KSB also refers to trademarks and trade names of other companies and organizations.

     All information in this Form 10-KSB has been retroactively adjusted to reflect a 1-for-3 reverse stock split that was effective December 31, 2003.

     Unless the context indicates otherwise, all references in this Form 10-KSB to "we," "our, " "us," "the company," "FST" and "Flight Safety" refer on a consolidated basis to Flight Safety Technologies, Inc, a Nevada Corporation, or to our former subsidiary, Flight Safety Technologies Operating, Inc., a Delaware corporation (sometimes referred to as "FSTO") that was merged into FST on June 27, 2003.

i

PART I

Item 1. Description of Business.

Overview

We are developing two proprietary technologies designed to enhance aviation safety and reduce airport delays on which we have received United States and foreign patents. Using our opto-acoustic technology, known as SOCRATES (Sensor for Optically Characterizing Remote Atmospheric Turbulence Emanating Sound), we are currently working on development of a sensor to detect and track air disturbances known as "wake vortex turbulence," created by departing and arriving aircraft in the vicinity of airports. We are developing this sensor to be a component for inclusion in a wake vortex advisory system, known as WVAS, that NASA is developing. We believe that our SOCRATES wake vortex sensor, upon completion and deployment in concert with other components of WVAS, can:

     •      Improve the safety of aircraft arrivals and departures;
     •      Streamline the air traffic control process;
     •      Reduce passenger delays; and
     •      Generate substantial cost savings for the airline industry and other airport users.

A "proof of principle" test of our SOCRATES wake vortex sensor was conducted at JFK International Airport in May 1998. We completed controlled testing of an expanded and improved SOCRATES technology, using a NASA Boeing 757 as the source aircraft, at Langley Air Force Base in December 2000. On September 13, 2003, we completed a three-week test of an improved SOCRATES wake vortex sensor at Denver International Airport. Based upon our analysis of initial data, this test demonstrated a major increase in the capability and reliability of the sensor. Building upon these three tests, we expect to further develop and test the viability of our SOCRATES wake vortex sensor in a series of tests at one or more major airports over the next several years.

We have conducted research, development, and testing of our SOCRATES wake vortex sensor in conjunction with Lockheed Martin Corporation pursuant to a ten year teaming agreement dated May 1, 1997, under which we are the prime contractor. Under the teaming agreement, we generally have subcontracted to Lockheed Martin Corporation primary responsibility for development and assembly of the hardware components of our SOCRATES wake vortex sensor, including the low power laser generators, reflectors, and receivers. Lockheed Martin Corporation personnel also have operated this equipment during tests of our SOCRATES wake vortex sensor through various stages of development to date, have been developing software used in analyzing test data and worked with us in analyzing test data itself. Our payments to Lockheed Martin Corporation under the teaming agreement have averaged approximately $735,000 per each of our fiscal years and 45% of our average annual contract revenue. The teaming agreement anticipates that upon full approval and deployment of our SOCRATES wake vortex sensor, we would continue to subcontract these responsibilities and services to Lockheed Martin Corporation.

We also are developing a collision avoidance and ground proximity warning system for small aircraft based on our technology referred to as UNICORN (Universal Collision Obviation and Reduced Near-Miss). On September 13, 2002, we received a frequency assignment from the Federal Communications Commission for experimental purposes and development of UNICORN. In August 2003, we signed a contract with Georgia Tech Applied Research Corporation, or GTARC, under which GTARC commenced work on the construction of our UNICORN antenna elements. We plan to integrate the antenna with electronics, displays, and processing elements into a collision alerting and ground proximity warning system aimed at the general aviation market. We also have begun exploring the application of this technology to unmanned air vehicles and other specialized commercial and government flight operations.

Since our inception, our primary source of funding has been three successive contracts with the federal government aggregating approximately $13 million for research, development and testing of our SOCRATES wake vortex sensor. We have not had any revenues from commercial sales of either SOCRATES or UNICORN, and we do not expect such sales for several years. We have incurred cumulative losses of $2,884,237 as of May 31, 2004, which we have funded with the proceeds of two private equity offerings. We may need to raise additional capital to complete our future research and development. We may consider and execute from time to time strategic investments, acquisitions or other transactions that we believe will benefit us and complement our current operations, technologies, and resources.

History

We are a Nevada corporation that was incorporated in May 2001 under the name of Reel Staff, Inc. to provide staffing services to film, video and television production companies. Prior to a share exchange in September 2002 with the shareholders of Flight Safety Technologies, Inc., or FSTO, a Delaware corporation, our operations were minimal and our revenues were not material. Our organization and limited operations primarily were funded by (i) a contribution of services from shareholders, who in return were issued common stock and (ii) $12,075 of proceeds from a private placement of our common stock to investors. In October 2001, we registered these shares with the SEC under the Securities Act of 1933 pursuant to an SB-2 Registration Statement, as amended, that we filed with the SEC in order to make our shares of common stock eligible for public trading. Since that time, we have filed periodic reports with the SEC pursuant to the Securities Exchange Act of 1934.

In September 2002, we consummated a share exchange with the stockholders of FSTO. FSTO originally commenced operations in 1997 as a Wyoming corporation. FSTO was co-founded by two of our directors, Samuel A. Kovnat and Frank L. Rees. In consideration of his shares, Mr. Rees assigned his SOCRATES and UNICORN patents to FSTO. In consideration of Mr. Kovnat's shares, he contributed intellectual capital and services to FSTO. Advanced Acoustic Concepts, Inc. and Leonard Levie were also founders of FSTO. Advanced Acoustic Concepts, Inc. received shares of common stock in FSTO in consideration of its release of any claims on the UNICORN patent contributed by Mr. Rees and Mr. Levie received his shares in consideration of contributing his business experience, and developing an initial business plan for FSTO. As a result, FSTO owned patents on our SOCRATES and UNICORN technologies.

FSTO received our original contract with the federal government for the research and development of our SOCRATES technology in connection with its potential application to wake vortices on May 29, 1997. Since then, FSTO has received two additional contracts for the continuation of research and development of our SOCRATES technology. On November 3, 2000, FSTO completed a private placement of preferred stock arranged by Spencer Trask Securities Incorporated which resulted in net proceeds to it of approximately $1,500,000. In consideration of this placement, Spencer Trask Intellectual Capital Company, LLC received shares of our common stock and warrants to acquire our preferred stock, as well as placement agency fees and reimbursement of certain costs. All of the preferred shares and warrants for preferred shares were converted, respectively, to common stock and warrants for common stock pursuant to their terms as a result of the share exchange.

The share exchange was facilitated by Dunhill Venture Partners Corp., a Vancouver based firm. Dunhill Venture Partners Corp. also facilitated a private placement of a total of 283,334 shares of our common stock and 283,334 warrants, each for one share of our common stock, to Wakefield Holdings Corp. and Nicholson Group Limited, pursuant to Regulation S promulgated by the SEC, which resulted in aggregate proceeds to us of $1.7 million. In January 2003, we registered these shares and the warrant shares with the SEC pursuant to an SB-2 Registration Statement. During July and August 2003, the warrants were exercised, and we issued the 283,334 warrant shares, generating $1.7 million in aggregate proceeds to us. As a result of the share exchange, we discontinued our previous operations and changed our name to Flight Safety Technologies, Inc., FSTO changed its name to Flight Safety Technologies Operating, Inc., FSTO became our subsidiary and stockholders of FSTO acquired approximately 53% of our outstanding common stock. In June 2003, FSTO merged into us, and we now own the patents on and are continuing the development of our SOCRATES and UNICORN technologies. The financial information contained in this Form 10-KSB reflects the consolidated results of our operations and those of FSTO.

During February 2004, we sold 1,514,300 units at $6.00 per unit in a registered underwritten public offering. Each unit consisted of two shares of our common stock and a warrant to purchase one share of our common stock at $3.30 a share. Separate trading of the common shares and warrants began on March 1, 2004. We received gross proceeds from this offering of approximately $8.4 million (net of the underwriting discount).

Principal Products Under Development and Market Opportunities

SOCRATES Technology

General

Based on testing to date, we believe our SOCRATES technology will provide sensor information for a ground-based wake vortex advisory system, or WVAS, to detect dangerous air turbulence that:

     •    Is designed to operate in all weather conditions;
     •    Is accurate and can detect even weak disturbances;
     •    Provides early warnings to pilots and air traffic controllers of hazards they may encounter;
     •    Does not require the presence of large atmospheric particles such as rain or ice crystals to detect disturbances; and
     •    Is cost-effective and easy to implement.

SOCRATES is our proprietary opto-acoustic technology designed to detect, locate and track forms of air turbulence, including clear air turbulence. While our present focus is on air turbulence created by aircraft wakes, we believe that with future research and development our SOCRATES technology may also enable the detection of certain natural atmospheric phenomena, such as windshear and microbursts.

Air turbulence creates patterns of low-frequency sound waves something like the ring patterns that form in a body of water after a pebble has been tossed into it or a boat has cut through it. These low-frequency sound waves typically travel for long distances through the atmosphere without impediment. As currently developed, our SOCRATES wake vortex sensor uses low power lasers to project light beams 50 to 100 meters across the ground in the vicinity of airport approach and departure corridors. Reflector devices direct the beams back to a receiver. SOCRATES measures changes in the speed of the light waves of the laser beams. These changes indicate that the laser has interacted with sound waves emanating from air disturbances. Based on these changes, we believe SOCRATES technology, upon completion of research, development and testing, will enable a WVAS to remotely sense the presence of atmospheric turbulence.

Unlike radar technologies, we believe SOCRATES will be effective without need for the presence of rain, ice crystals, or other aerosols because SOCRATES uses lasers to detect interaction with sound waves, not with atmospheric particles.

We believe SOCRATES-based WVAS' will be relatively cost-effective and easy to implement because they typically will not require airports to build large towers, acquire additional land on their peripheries, or engage in potentially lengthy and costly environmental negotiations with residential communities, as is required to install Terminal Doppler Weather Radar, or TDWR, systems. In addition, SOCRATES may offer all-weather capability.

Alternate technologies for detecting air turbulence phenomena can be unreliable, inaccurate, expensive, difficult to implement, or incapable of providing sufficiently early warnings for pilots to take appropriate action. We believe the products we are developing and intend to develop based on SOCRATES may mitigate many of the shortcomings associated with these types of technologies.

SOCRATES Wake Vortex Sensor

Whenever an airplane is in flight, and especially when flying slowly, as during takeoff, approach, and landing, the wing flaps and wings create wake vortices, which are similar to horizontal tornadoes trailing back from the wing tips. If another plane enters this vortex, even several minutes after the first plane has passed, the pilot's control of the aircraft may be compromised. To address these hazards, the FAA, for decades has set spacing requirements between airplanes as they land and take-off. In 1996, the FAA expanded its requirements for plane separations by introducing a new category for separation behind B-757 aircraft. The increased space between planes has translated into even more time in the air, which causes flight delays and increases in fuel and flight crew costs.

Our initial focus for SOCRATES is development of a wake vortex sensor to detect, locate and track wake vortex turbulence. The sensor will include a low power laser transmitter and receiver, a reflector and special computer electronics designed to translate changes in laser transmissions into data on the presence and location of wake vortex turbulence. We believe wake vortices will be detected at sufficient range to provide pilots with advanced warning of the nature and location of these potential hazards. We are designing our sensor so that upon successful completion of further development, testing and FAA approval, it could become a component in a WVAS to be used by air traffic controllers in establishing safe separation between successive arriving and departing aircraft. In furthering this development, among other things, we must expand the present 4 beam sensor to 16 and as many as 32 beams, integrate the sensor with other components of WVAS, as well as develop operating protocols for WVAS and the sensor that define how they would be used by air traffic controllers and pilots. NASA and the FAA are planning for the integration of other components of WVAS including advanced weather sensors, prediction software for both the vortex movement and the persistence of existing wind conditions, adaptive spacing procedures and communication links between the sensors and the air traffic control towers. WVAS still faces technical hurdles and, furthermore, must be accepted by a variety of constituencies involved in the National Air System, including, but not limited to, air traffic controllers and pilots. We can make no assurance whether and when the FAA will implement WVAS, with or without our SOCRATES wake vortex sensor.

We expect our SOCRATES wake vortex sensor will generate information that will assist pilots and air traffic controllers to determine more precisely when it is safe for a plane to land or take off. This may enable the FAA to decrease aircraft spacing, thereby increasing airport capacity, reducing flying time and saving money. Our SOCRATES wake vortex sensor also would increase safety by issuing an alert to controllers in instances where a standard separation may not have given sufficient time for a wake vortex to dissipate or move out of the way. A "proof of principle" test of our SOCRATES wake vortex sensor that operated with 2 laser beams was conducted at JFK International Airport in May 1998. We completed controlled testing of an expanded and improved SOCRATES wake vortex sensor that operated with 4 laser beams, using a NASA Boeing 757 as the source aircraft at Langley Air Force Base in December 2000.

In September 2003, we completed a three-week test of an improved SOCRATES wake vortex sensor that operated with 4 laser beams at Denver International Airport. This experiment was part of a NASA-sponsored wake acoustics test and is part of NASA's continuing efforts to improve aviation safety and capacity. Our SOCRATES wake vortex sensor was set up together with a microphone array provided by the German Aerospace Corp. (D.L.R.). NASA and U.S. Department of Transportation (Volpe) used a larger, 252 microphone array together with Continuous Wave and Pulsed Lidar systems and an array of supporting meteorological sensors to study the sound emitted from wake vortices. The principal purpose of this NASA-sponsored test was to acquire adequate field data using carefully calibrated microphone arrays to develop a firm scientific basis for the use of sound in detecting, tracking, and characterizing wake vortices created by arriving aircraft. The operation of our SOCRATES wake vortex sensor recorded acoustic emissions generated by wake vortices from a variety of aircraft, including Boeing 737 and 757 aircraft, Airbus A319 and A320 aircraft, and even smaller regional jets. The sensor recorded these emissions directly above our sensor at an elevation of approximately 500 feet above ground level. We performed a preliminary analysis of the results and provided a "quick-look" report to NASA and Volpe in October 2003. Based upon our analysis of initial data, this test demonstrated a major increase in the capability and reliability of the sensor.

Following the Denver test and pursuant to our contract with the federal government, we now plan to expand our SOCRATES wake vortex sensor to at least 16 and as many as 32 beams and test this expanded sensor in the middle of 2005 or earlier. Our goal in the test of our expanded sensor is to detect and track wake vortices at ranges up to 2.5 nautical miles and altitudes up to 1,500 feet above the sensor site. We have performed analysis based on phased array radar and sonar systems which we believe indicate that this goal should be achievable. If this test is successful, we believe that we will be able to produce a prototype of an operational SOCRATES wake vortex sensor in 2006 or 2007. If and when the FAA approves our sensor and proceeds with the implementation of WVAS, we anticipate that the FAA will include our sensor in the installation of WVAS at major U.S. airports. Each of these airports will require a system customized for its particular runway layout and topography. At this time, we do not know if we can successfully develop our SOCRATES wake vortex sensor, if the federal government will provide the funding required to complete our plan, if we will successfully implement the plan and testing or if the government will implement WVAS at all or with the inclusion of our SOCRATES wake vortex sensor.

SOCRATES Wake Vortex Sensor Market Opportunity

The FAA is the federal agency in charge of airport safety and air traffic control. In this role, it acquires, owns and is responsible for operating the equipment that monitors and controls the National Airspace System, including the equipment deployed at airports and in all air traffic control towers. As such, the FAA would be our primary customer for our SOCRATES wake vortex sensor.

In June 2003, the FAA approved a long-term mission needs statement and related investment plan that contemplates expenditures by FAA and NASA of $206 million during the period running from U.S. fiscal year 2003 through 2010 on wake vortex detection research and development. The FAA investment plan includes deployment of a prototype WVAS and culminates in development of wake turbulence capability at selected airports and integration with controller tools. The mission needs statement may not be approved at all necessary levels of the federal government, and the federal government may not provide the funding required to complete the mission needs statement. This funding must be annually requested by the FAA, authorized and approved by Congress, and approved by the President. There is no assurance as to what amount of contract funding, if any, we will receive in connection with the mission needs statement to complete the research, development, and testing of our SOCRATES wake vortex sensor for inclusion in a WVAS. The FAA has assigned an overall moderate to high risk rating to the implementation of this program due to technical unknowns and risks associated with getting controllers and pilots to accept a ground or flight deck based system.

We believe the FAA's substantial investment in addressing the problems associated with wake vortex turbulence and its issuance of the long-term mission needs statement for wake turbulence indicate its belief that there is a growing need in the aviation industry for technologies to combat the wake vortex problem. There are many other participants and constituencies that could have an interest in the deployment and financing of our sensor as part of a WVAS. For example, the International Federation of Airline Pilots Associations, or IFALPA, which represents over 100,000 pilots worldwide and is recognized as the global voice of pilots on both labor and aviation safety issues, officially supports the development of systems that can safely reduce the current wake vortex-related spacing requirements. Airports, which are typically owned and operated by state and local authorities, also have a natural interest in increasing airport safety and efficiency. Airlines also could benefit from installation of a WVAS, which we believe could include our SOCRATES wake vortex sensor, through increased safety and efficiencies and a reduction in fuel costs attributable to delays.

Factors contributing to industry support include:

     •    Airline traffic delays from all causes at busy airports. The Air Transport Association estimated that delays attributable to the air traffic control system cost the industry and its passengers and shippers a record $6.5 billion in 2000. These costly delays could be reduced if landings and take-offs were optimally spaced based on actual vortex behavior.

     •    Resistance to building additional runways to alleviate airport congestion. Airports do not want to bear the expense, which can run in the billions of dollars, and surrounding communities do not want to suffer the adverse environmental and aesthetic effects, of adding runways.

     •    Public pressure on governmental agencies to promote aviation safety. Recent aviation catastrophes and near-disasters, especially those with unexplained or turbulence-related causes, have focused public attention on air safety.

The target market for our SOCRATES wake vortex sensor will include 142 of the busiest airports worldwide. We initially will focus on U.S. airports with closely spaced parallel runways, such as the San Francisco, Anchorage, Newark, Boston Logan, Philadelphia, St. Louis, and Los Angeles International Airports. To improve safety and reduce delays, many of these airports are planning to adopt Simultaneous Offset Independent Approaches, or SOIA, a new set of landing procedures for parallel runway airports that address the problems of wake vortex turbulence under heavy traffic and inclement weather conditions. We believe that our SOCRATES wake vortex sensor will be instrumental in helping the FAA and airports to achieve approval and implementation of SOIA procedures.

Based upon installations at 142 airports worldwide, we estimate the market size for our SOCRATES wake vortex sensor as part of a WVAS at approximately $1 to $2 billion. Our estimate is based on, among other things: our assumption of successful product development and FAA certification; estimates we performed of the number of airports that would benefit from the implementation of WVAS; the number and configuration of runways; a long-term projection of the cost of manufacturing, installing, and testing our SOCRATES wake vortex sensor; and the cost of our current 4-beam SOCRATES wake vortex sensor scaled up to an operational 16 to 32-beam sensor at each end of the runway. We estimate the price of our SOCRATES wake vortex sensor to be between $6 to $15 million per airport installation. These projections do not include any revenue from field service which we plan to provide if appropriate arrangements can be made with specific airports and the FAA. These estimates have not been reviewed or validated by any third party. We have not updated and have no plans to update these projections.

These estimates also assume the availability of funding from the FAA, airports and other sources for purchase and installation of our SOCRATES wake vortex sensors as part of WVAS. While we hope the FAA and U.S. government will support such purchase and installation of our SOCRATES wake vortex sensors, when and if a WVAS becomes operational, we do not have any commitment or assurance from the FAA or other branches of the U.S. government to support us in this regard.

UNICORN Technology

General

The purpose of our UNICORN technology is to provide a low-cost, combined, collision alerting and ground proximity warning capability for general aviation aircraft, including private, business and smaller regional and commercial aircraft. We are also investigating the application of our UNICORN-based "see and be seen" collision avoidance technology for unmanned air vehicles, or UAVs, including military, other government, and commercial operations.

Our UNICORN technology is based on a unique implementation of existing radar technology in an airborne system to detect and track nearby aircraft and detect the ground below and ahead of the airplane. Fixed element antennas on the top and bottom of the aircraft will provide full spherical coverage for threat detection. The 50 elements on each antenna will provide directionality in 30 degree beams in the horizontal plane and at 45 degree elevation above and below the horizontal, plus single beam polar coverage. Interpolation of radar returns between beams will provide for even more precise directionality. The range of this low-powered radar is designed to be at least four nautical miles, providing alerting times on all threat aircraft equivalent to resolution advisories standards for the Traffic Collision Avoidance System, or TCAS, for commercial airliners. Pilots would be alerted to a potential collision threat by both aural and visual means, and the locations of the threat aircraft would be shown on either an existing or dedicated cockpit display.

Following a recommendation from the FAA, in September 2002, the FCC issued us an Experimental Radio Station License facilitating UNICORN antenna development on either of two frequencies: 5145 MHz in the FAA aviation band and 3650-3700 MHz in the non-aviation band. These frequencies may be used at any of three designated locations in the eastern U.S. until September 1, 2006. Extensions of the approval are available by application.

In August 2003, we signed a contract with Georgia Tech Applied Research Corporation, or GTARC, under which GTARC has commenced work on the construction of our UNICORN antenna elements. Design trade-off testing of these antenna elements should enable construction and testing of the full antenna in 2004. In 2005, we plan to integrate the antenna with electronics, threat software and displays and perform ground-based demonstrations of full functionality. In 2006, we plan to produce an airborne UNICORN warning system. We plan to perform flight certification testing in 2007. We are also exploring the application of this technology to collision avoidance for unmanned air vehicles and other specialized commercial and government flight operations. Once prototypes have been developed and satisfactorily tested, the FAA certification process is expected to take a protracted period of time before operational use anywhere in the domestic airspace of the U.S. will be approved, if at all. Certification and approval to sell to the foreign general-aviation market is likely to take even longer.

We acquired the UNICORN technology from Advanced Acoustic Concepts, Inc., or AAC, in January 2000 in exchange for shares of our common stock. We have agreed to pay AAC a lump sum payment of $150,000 after we receive revenues from sales of UNICORN products of $1,000,000. In addition, we will pay to AAC a continuing royalty of 3% of all net sales of UNICORN products thereafter.

UNICORN General Aviation Collision Alert and Ground Proximity Warning System

Our UNICORN product for the general aviation market will consist of three parts: a subdivided radar antenna mounted on the top and underside of the aircraft; computerized electronics; and an audio alert and visual display. The antenna will transmit and receive radar signals to obtain omni-directional coverage within a sphere of safety out to about four nautical miles. Computerized electronics will process reflected radar signals through a decision logic that will calculate estimated ranges and closure rates of other aircraft and/or the ground. An audio alert signal will be triggered when approaching aircraft or proximity to the ground constitutes a threat within defined parameters that are consistent with those currently used by more expensive systems such as TCAS. There also will be a visual display that locates and tracks other aircraft and the surrounding terrain.

UNICORN UAV Collision Avoidance System

We are also in preliminary discussions with the federal government about the possible use of UNICORN technology on Unmanned Air Vehicles, or UAV's, to perform the "see and avoid" function required of the pilot in all manned aircraft. There is increasing interest on the part of civil and military authorities in operating UAVs in parts of the National Airspace System other than military restricted areas. These operations could not take place unless the collision safety issue is addressed. Existing systems like TCAS cannot detect aircraft operating without transponders. We believe that our UNICORN technology has the potential to meet this emerging need.

A UNICORN-based UAV collision avoidance system would contain an antenna and computerized electronics that are similar in concept to those used in the general aviation products. However, the audio alert and visual display would be replaced by a computerized interface with the onboard flight control system of the UAV. This interface will override the flight control system to cause the UAV to take evasive maneuvers required to avoid collision with other aircraft and/or ground-based objects such as terrain and obstructions.

NASA has issued a set of criteria for applicants to enter into a cost-sharing arrangement aimed at development of UAV technology. We are currently working on a response to this invitation, and believe that our technology is well positioned for adaptation to UAVs. We also believe that the experimental frequency assignment that we have received from the FCC through the FAA may provide us with a competitive advantage in this application.

UNICORN Technology Market Opportunity

Our target market for this product will be individual and corporate owners of smaller, general aviation aircraft, which the FAA estimates numbered approximately 211,000 in the United States in 2001. Collision warning and ground proximity systems currently available for small aircraft are generally priced at retail between $20,000 and $50,000 and, as a result of their high price, have a very low penetration of the general aviation marketplace. We believe our UNICORN technology will enable us to use a more autonomous design to produce a system with similar and some superior capabilities to those of currently available alternatives at a lower cost. Based on anticipated component and labor costs and based upon production quantities of 2,000 to 3,000 systems per year, we estimate a wholesale price for our UNICORN product of about $10,000 per system. We are presently not certain whether the market will support production quantities in these amounts.

Sales and Marketing

SOCRATES Wake Vortex Sensor

We believe that, upon successful completion of research, development, testing of our SOCRATES wake vortex sensor and the WVAS, the FAA may approve use of our SOCRATES wake vortex sensor and implement the WVAS due to the growing demand for cost-effective ways to improve airport safety and capacity and the advantages of our technology over existing alternatives. Our strategies for selling SOCRATES-based products for use in airports will include:

     •    Closely coordinating with the FAA, which will acquire and deploy WVAS including SOCRATES technology at United States airports;

     •    Assisting airports to apply for the allocation of airport improvement grants to acquire WVAS;

     •    Targeting the 100 busiest airports in the world with a campaign including informational seminars and direct marketing; and

     •    Publicizing the advantages of our SOCRATES wake vortex sensor in promoting advanced air safety and airport productivity to members of Congress, aircraft manufacturers, commercial airlines, and air travel trade industry groups.

UNICORN Technology

We believe that, upon completion of research, development, testing and FAA certification, our UNICORN technology may be able to penetrate the aviation industry due to the growing demand for relatively inexpensive collision warning and ground proximity systems and the advantages of our technology over existing alternatives. Our strategies for selling UNICORN-based products to the general aviation markets will include:

     •    Forming relationships with established distributor networks for general aviation avionics to address the retrofit market; and

     •    Building a market for the installation of UNICORN-based products in new general aviation planes by forming alliances with small plane manufacturers such as Cessna, Gulfstream, Raytheon and Piper.

Potential New Product Development

We believe that upon completion of research, development and testing of our SOCRATES wake vortex sensor, SOCRATES technology may be extended to enable the detection, location, and tracking of potentially deadly air turbulence phenomena other than wake vortex turbulence, which include:

     •    Windshear. Thunderstorms and other highly unstable atmospheric events can cause windshear, a sudden, rapid change in wind velocity or direction. The most dangerous form of windshear is a microburst, which occurs when the cold air high in cumulus clouds or thunderstorms falls rapidly to the ground and fans out in all directions. A plane approaching a microburst experiences increasing headwinds and a turbulent altered flight path, and, as it flies further into the microburst, it may experience increasing tailwinds and loss of lift.

     •    Clear-Air Turbulence. One of the most common aviation hazards and sometimes the most damaging is clear-air turbulence, or CAT, which can occur even when no rain or other adverse weather conditions are present. One form of CAT occurs near the ground when a windstorm passes down a steep, rough mountainside forming a layer of air that often turns suddenly upwards and begins to rotate in circles. As these "rotors" multiply they form a series of more violent, spinning air masses, and the waves above them can rise up to altitudes of 30,000 feet or more, about the normal cruising height for most airliners.

Products addressing these atmospheric hazards may include:

     •    Airport Area Weather Hazard Surveillance System. This product would expand SOCRATES technology to enable the detection, location and tracking of other types of weather hazards such as clear air turbulence, windshear and microbursts, in addition to airplane wake vortices. We will need to perform significant additional research, development and testing of our SOCRATES technology to expand it to an all-weather hazard area surveillance system.

     •    Airborne En-Route Turbulence Warning System. This product would use our SOCRATES technology in an aircraft-based system for detecting dangerous air turbulence throughout a flight. To develop this system, we will need to study ways to use naturally occurring airborne particles that are present regardless of weather conditions, as reflectors for the lasers used in our SOCRATES technology. We also intend to develop models and computer software to interpret return signals, as well as pilot-friendly cockpit display and alerting systems. This system will require substantial additional research and development and testing to determine its commercial viability, which we estimate could cost in the range of $50 million or more. We therefore view it as a long-term development project and expect to focus primarily on our other products in the near future.

Competition

SOCRATES Wake Vortex Sensor

The aviation and airport safety business is very competitive. We expect competition in hazardous weather applications to intensify as air travel and airport congestion continue to increase worldwide, and as public scrutiny of aviation safety heightens. Although we are not aware of any other company or organization developing technologies such as ours, it is possible that others could develop or improve their systems to achieve similar results. We may face competition from established companies in the aviation systems marketplace, which are currently providing or developing technologies and products such as Low Level Windshear Alert Systems, airborne and ground-based Doppler Radar, Lidar, Laser Doppler Velocimetry, Terminal Doppler Weather Radar, and the Minix Winglet. These companies include Allied Signal/Honeywell, Coherent Technologies, Northrop Equipment Corp., Raytheon Corp., Christian Hugues and others. The chart below describes these alternative ground-based technologies.

Technology	Description	Limitations	Mfr.	Status
Low Level Windshear Alert Systems ("LLWAS")	• Detects windshears & microbursts 50 - 150 feet above ground • Alerts triggered when wind speeds are not consistent at multiple wind sensors around airport and runways	• Limited range • Can be unreliable • Early warning insufficient since only detects windshear in immediate vicinity	Raytheon	Commercially Available
Doppler Radar	• Airborne and ground-based systems • Detect speed and location of disturbances by reflecting electromagnetic waves off atmospheric particles	• Often misses small phenomena • Limited detection range • Need airborne rain or ice crystals to reflect radar • Insufficient early warning	Raytheon	Limited Installations
Lidar ("Light detection and rangefinding")	• Airborne and ground-based systems • Detect disturbances by measuring the reflection and scattering of a powerful infrared pulse • Greater range and accuracy than radar	• Does not work in clouds • Insufficient early warning	Coherent Technologies, Inc.	Commercially Available
Laser Doppler Velocimetry

•    Airborne and ground-based systems
•    Measures the speed and location of disturbances by analyzing the frequencies of two laser beams reflected off atmospheric particles
•    Greater range and accuracy than radar

		• Does not work in clouds • Insufficient early warning	None	Research and Development
Terminal Doppler Weather Radar ("TDWR")	• Ground-based system • Detects hazardous atmospheric conditions in the airport terminal area • Detects changing winds to give early warning of hazardous conditions • Highly reliable and accurate

•    Requires tall towers to be installed 8-12 miles away from airport, which are expensive and often encounter resistance from residential communities
•    Does not capture small phenomena like wake vortices

			Raytheon	Limited Installations
Minix Winglet	• Solid, light wing tip attachment made of Kevlar and carbon • Eliminates vortex pressure around wings • Increases speed • Reduces fuel consumption • Allows aircraft to carry more weight	• May not address the dominant wake vortices created by the outer tip of the main flap • May adversely affect the lift-to-drag ratio of the aircraft	None	Research and Development

We believe our SOCRATES wake vortex sensor will offer many advantages over the products and technologies provided by these competitors, although further research, development, and testing are needed to complete this sensor and make it operational. We believe that once our SOCRATES wake vortex sensor is fully developed and operational, these advantages may position us to penetrate the market, particularly for a ground-based wake vortex sensor. We believe the advantages of a wake vortex sensor based on our SOCRATES technology will include:

     •    Greater reliability in foggy or cloudy weather conditions that often impede lidar-based systems;
     •    Superior accuracy, even for small disturbances other systems often miss;
     •    Earlier warning of potential hazards;
     •    No need for large atmospheric particles to detect disturbances; and
     •    Greater cost-effectiveness and easier implementation.

UNICORN Technology

We believe our UNICORN-based products will offer important advantages over currently available alternatives. We anticipate a system based on this technology would utilize a unique arrangement of radar antennae to provide pilots with visual and aural warnings of approaching aircraft at a much lower cost than alternative systems. The UNICORN technology involves aviation aircraft transmitting a radar signal that creates a minimum "sphere-of-safety" around the aircraft and selectively receives and determines the direction of any radar echo from potential threat aircraft entering that coverage area or territory. This differs from the current FAA Traffic Collision Avoidance System, or TCAS, that utilizes a radar transponder interrogator located on the commercial aircraft it is intended to protect. Theoretically, for TCAS to be truly effective, every potential large or small threat aircraft would be required to carry a radar beacon transponder to respond to the commercial aircraft's interrogation. UNICORN technology is designed so that once adequately alerted, the smaller aircraft would be better able to maneuver "out of harm's way" than a larger, commercial aircraft.

Technology	Description	Limitations	Mfr.	Status
Transponder	9900BX Traffic Advisory System	• Only detects transponders; • Relatively expensive	Ryan	In production
Transponder	Monroy ATD-200	• Only detects transponders; • Does not provide time to collision	Monroy	In production
Transponder	L3-Goodrich Skywatch Traffic Advisory System	• Only detects transponders	Goodrich	In production
TCAS	Traffic Alert & Collision Avoidance System	• Only detects transponders; • Relatively expensive	Rockwell/Honeywell	In production

General

Our ability to compete successfully in the market for air safety products will depend on our success in:

     •    Completing on a timely basis the research and development, prototyping, testing, and production of our SOCRATES and UNICORN-based products;

     •    Obtaining FAA approval of our SOCRATES wake vortex sensor and UNICORN products;

     •    Marketing and selling our products to airports, the FAA, airlines and manufacturers and owners of general aviation aircraft;

     •    Promoting awareness and acceptance of our products among members of Congress and other government officials, aircraft manufacturers, commercial airlines, and air travel industry trade groups; and

     •    Developing and/or acquiring additional technologies and products to meet the changing needs of the aviation industry.

Many of our potential competitors have longer operating histories, greater name and brand recognition and substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. We may not be able to compete successfully against current or future competitors, and the competitive pressures may materially and adversely affect our business, operating results and financial condition.

Government Funding

A substantial amount of our time and expenditures have been spent on the research, development and testing of our SOCRATES wake vortex sensor. A substantial portion of our funding for research and development contracts of our SOCRATES wake vortex sensor has and is expected to continue to come from appropriations of the federal government. These appropriations, from which we have been allocated an aggregate of approximately $13 million in contract funding to date, have been earmarked by Congress for the procuring federal agencies, FAA and NASA, which are responsible for funding, monitoring and administering the development of technology to enhance airport and airline safety.

In February 2003, the President signed into law as part of the Fiscal Year 2003 Omnibus Appropriation Bill, an addition to the NASA budget for our SOCRATES wake vortex sensor. From these funds, we have received a contract for approximately $3.975 million for continued research, development, and testing of our SOCRATES wake vortex sensor. This contract funds an expansion of our SOCRATES wake vortex sensor from 4 beams to at least 8 and as many as16 beams.

For U.S. fiscal year 2004, an additional $5 million NASA appropriation specifically for continued work on project SOCRATES has been enacted into law. If and when our sponsoring agencies release these funds and approve an extension of our contract, statements of work, and appropriate work orders, we expect to receive a contract extension for a substantial portion of this funding which would include a major airport test of an expanded 16 to 32-beam SOCRATES wake vortex sensor. Prior to any extension of our contract, the government must release these funds and request a cost and technical proposals which we must submit for review and approval of the government. As of the date of this report, we have not received such request and the timing for release of funds and such request is not clear. Any delay in obtaining a contract extension might require us to draw upon our cash after August 31, 2004 to fund our operations.

On December 12, 2003, Public Law 108-176 was passed authorizing FAA funding for U.S. fiscal years 2004 through 2007. The new law, designated "Vision 100 - Century of Aviation Reauthorization Act," authorizes the FAA to spend from its $3 billion Air Navigation Facilities & Equipment annual budget such funds as may be necessary in each of the next four U.S. fiscal years for the development and analysis of a wake vortex advisory system (WVAS). We are aiming to complete development of our SOCRATES wake vortex sensor for inclusion in any such system which NASA is currently developing. The government must successfully test and accept WVAS and our SOCRATES wake vortex sensor for integration into any such system. Funds can only be made available for each year by appropriation legislation and pursuant to contract and work orders between us and the procuring federal agency. There is no assurance as to whether or when these funds will be appropriated, how these funds will be allocated among us, participating agencies, and other parties presently or in the future involved in development of the wake vortex advisory system, or what portion of these funds, if any, we ultimately may receive.

Upon successful completion of research and development of our SOCRATES wake vortex sensor, we would also depend upon the FAA for procurement and installation of WVAS including our sensor in U.S. airports. In June 2003, the FAA approved a long-term mission needs statement that contemplates expenditures by FAA and NASA of $206 million during the period running from U.S. fiscal year 2003 through 2010 on wake vortex detection research and development, including deployment of a prototype WVAS and culminating in development of wake turbulence capability at selected airports and integration with controller tools. The mission needs statement may not be approved at all necessary levels of the federal government, and the federal government may not provide the funding required to complete the mission needs statement, which must be annually requested by the FAA, authorized and approved by Congress, and approved by the President. There is no assurance as to what amount of contract funding, if any, we will receive in connection with the mission needs statement. The FAA has assigned an overall moderate to high risk rating to this program due to technical unknowns and risks associated with getting controllers and pilots to accept a ground or flight deck, or both, based system.

The U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government may hold, reduce or eliminate future funding for research and development of our SOCRATES wake vortex sensor or WVAS as a result of a reduction in support or opposition from supervising agencies, changes in budgetary priorities or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to our SOCRATES or UNICORN technologies and to market our products. Reduction of funding from the federal government could delay achievement of or increases in profitability, create a substantial strain on our liquidity, resources, and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

Our Intellectual Property and Technology

SOCRATES Technology

We intend to rely on a combination of patent protection, trademark protection, trade secret protection, copyright protection, and confidentiality agreements to protect our intellectual property rights. We have received a United States patent relating to our SOCRATES technology (US 6,034,760 A issued on March 7, 2000). We have pending patent applications abroad relating to our SOCRATES technology. However, there can be no assurance any patent will issue from these pending applications. We also may apply to federally register various copyrights in our software and documentation with the United States Copyright Office and abroad.

Our SOCRATES technology patent, includes two fundamental claims: a method claim and an apparatus claim. The method claim covers a laser device that produces an optical beam, directs that beam into the atmosphere and measures the effect of sound waves on the beam as an indicator of hazardous weather conditions that have produced those sound waves in the atmosphere. The apparatus claim covers the apparatus for performing the method claim. Both of these claims cover systems that are mounted either directly on the front of an aircraft or on the ground adjacent to a runway. We have filed corresponding patent applications, based upon the United States application, for a patent on our SOCRATES technology in Canada, Japan, China, Israel, Australia, New Zealand, South Korea, Saudi Arabia, and throughout the United Kingdom and Europe.

We have taken certain steps to preserve our rights in our SOCRATES-related technologies under our contracts with the federal government. However, as under any government funded research and development contract, the Federal Acquisition Regulations provide that the federal government may have paid-up rights to use our SOCRATES-related technologies under certain circumstances.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES patent. We are conducting further discussions with Lockheed Martin Corporation on potential ways to expand and extend the relationship and believe the outcome of such discussions will resolve any intellectual property concerns. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

UNICORN Technology

We also have received a United States patent relating to our UNICORN technology (US 6,211,808 B1 issued on April 3, 2001). We have filed corresponding patent applications, based upon the United States application, for a patent on our UNICORN technology in Canada, Japan, Australia, New Zealand and countries throughout the United Kingdom and Europe. However, there can be no assurance any patent will issue from these pending applications. We also may apply to federally register various copyrights in our software and documentation with the United States Copyright Office and abroad.

Our UNICORN technology patent includes claims which cover a collision avoidance airborne radar system. The invention incorporates a unique antenna design which provides three-dimensional surveillance to provide collision warning as well as ground proximity and terrain avoidance alerting to the pilot.

It selectively uses each microwave sector as a way to determine the direction of any received radar echo from another close-by aircraft or the ground below or terrain ahead that poses a potential threat within that coverage. Controlling the integration of these functions permits detection of several almost simultaneous potential threat encounters. The claims cover any UNICORN-based system whose antenna may be fabricated in an equivalent way and subdivided for low drag-profile mounting above and below the fuselage of an aircraft. The UNICORN system is fully independent, in that, unlike most other collision avoidance systems in current use, it does not require that other aircraft in the vicinity have a cooperative warning system such as a transponder beacon.

Government Approval and Regulations

The airport and airline industry is subject to extensive government oversight and regulation. To introduce a product for commercial sale, we must successfully complete research, development, and testing of the product and obtain necessary governmental approvals for installation of our SOCRATES wake vortex sensors in airports or installation of UNICORN technology in small aircraft. For our SOCRATES wake vortex sensors, the FAA must commission WVAS for use in the National Airspace System. As UNICORN technology is an airborne system, it must be FAA certified for use on aircraft. Any factor that delays or adversely affects this process, including delays in development or difficulty in obtaining federal government approval of the product, could adversely affect our business, financial condition, or results of operations.

Additionally, as a result of receiving funding from the federal government, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the federal government, we will be subject to many procurement and accounting rules and regulations of the federal government. We are also subject to periodic audits by the Defense Contract Audit Agency. To date, we have incurred six audits and reports have been issued to our government customer which have stated that we are performing in full accordance with Federal Acquisitions Regulations.

Employees

As of May 31, 2004, we had six full-time and four part-time employees. Our employees are not members of a union, and we are not aware of any efforts on their part to form or join a union. We believe that our relationship with our employees is good.

Item 2. Description of Property.

Our primary office, located in Mystic, Connecticut, is leased on an annual basis at a monthly rate of $1,600. We also utilize satellite office space that we lease or use on a month to month basis pursuant to the following arrangements with the following parties: (i) Baltimore, Maryland leased from our executive vice president and director, Frank L. Rees, at $500 per month; (ii) Chicago, Illinois is space provided without charge by our president and director, William B. Cotton; (iii) New London, Connecticut leased from Kildare Corporation at $357 per month; and (iv) North Kingston, Rhode Island leased from The Meadows Professional Office Park on an annual basis at a monthly rate of $1,120. We believe that our facilities are adequate to satisfy our projected requirements and that additional space will be available if needed.

Item 3. Legal Proceedings.

As of May 31, 2004, we were not a party to any pending legal proceeding. However, as previously reported, in December 2003, we learned that the SEC staff is conducting an informal investigation that appears to be looking into certain analyst reports about us, and our press releases. The SEC staff has not asserted that we have acted improperly or illegally. We have voluntarily agreed to cooperate fully with the staff's informal investigation. We believe that we have acted properly and legally with respect to these analyst reports and our press releases. We can neither predict the length, scope, or results of the informal investigation nor its impact, if any, on us or our operations.

In July and August 2004, several lawsuits were filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us and certain of our executive officers and directors as defendants. The suits assert claims under Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities. We firmly believe that the claims contained in the complaints are without merit and intend to conduct a vigorous defense in these matters. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel. These lawsuits or any future lawsuits filed against us could harm our business.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

On January 14, 2002, our common stock became eligible to trade on the NASD Over-the-Counter Bulletin Board, or OTCBB, under the symbol RELS. No reported trades of the stock on the OTCBB occurred prior to July 21, 2002. Effective September 6, 2002, the symbol changed to FLST. Effective December 31, 2003, the symbol changed to FSFY as a result of our 1-for-3 reverse stock split that was effective December 31, 2003.

On January 30, 2004, our common stock became eligible to trade on the American Stock Exchange, or AMEX, under the symbol FLT. As of August 24, 2004, we had 8,331,410 shares of common stock outstanding, of which 6,187,306 shares trade on the AMEX. The following chart shows the high and low sales price of our common stock for each of our fiscal quarters since public trading started as quoted on the OTCBB and subsequently the AMEX (giving retroactive effect to the reverse stock split):

Fiscal Quarter 8/31/02 11/30/02 2/28/03 5/31/03 8/31/03 11/30/03 2/29/04 5/31/04	High $10.50 $6.90 $6.72 $3.00 $18.72 $9.90 $7.95 $2.98	Low $5.25 $4.23 $2.70 $1.74 $2.22 $6.36 $2.56 $1.41

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of August 24, 2004, we had 99 record holders of our common stock, as reflected on the books of our transfer agent. A significant number of shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of August 24, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	--	--	--
Equity compensation plans not approved by security holders	632,955	$6.00	(a)

(a)   The equity compensation plan not approved by shareholders is comprised of individual common stock option agreements issued to directors, consultants and employees of ours, as summarized below. The common stock options vest between one and three years of the date of issue and expire within three years of the vesting date. The exercise prices of all current outstanding options is $6.00 per share. Since these options are issued in individual compensation arrangements, there are no options available under any plan for future issuance.

Options issued to: Employees Consultants Directors Total issued	Number of options 104,167 278,786 250,002 632,955	Exercise price $6.00 $6.00 $6.00	Vesting dates 2002 2002 2002-2005	Expiration dates 2005 2005 2005-2008

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that our Board of Directors considers relevant.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In June 2001, prior to the share exchange with FSTO, as Reel Staff, Inc., we issued 613,750 shares of our common stock to three accredited investors and seventeen non-accredited investors for $0.02 per share. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC. Specifically, the offer was made to "accredited investors", as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. Based on the information provided in the subscription documents, which were completed by all investors, we believe that each of the non-accredited investors was sophisticated because each non-accredited investor has such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of the prospective investment. Each investor was given adequate access to sufficient information about us to make an informed investment decision. We did not use any public solicitation or general advertising in connection with this offering. There were no commissions paid on the sale of these shares. The net proceeds to us were $12,075. 10,000 of those shares were issued to Renee Close in exchange for graphic design services, which were valued at $200.

On September 1, 2002, as part of a share exchange with FSTO, as Reel Staff, Inc., we issued 8,211,728 shares of common stock to stockholders of FSTO in return for a 96.54% ownership interest in FSTO. On June 27, 2003, we issued 294,129 shares of our common stock to remaining shareholders of FSTO as a result of FSTO being merged into us pursuant to Delaware and Nevada law. The securities issued in the share exchange and the merger were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because this issuance was not a public offering.

In conjunction with the share exchange, we also converted 121,269 FSTO warrants into 303,173 Company warrants and 659,540 FSTO options into 1,648,850 Company options. All options and warrants issued thereunder have an exercise price of $6.00 and expire August 31, 2005.

On September 1, 2002, prior to the share exchange with FSTO, as Reel Staff, Inc., we issued 850,000 common shares and 850,000 warrants, each warrant to purchase one of our common shares. The shares and warrants were issued in a private placement in reliance upon Regulation S under the Securities Act of 1933. The common shares were issued at a price of $2.00 per share, resulting in aggregate proceeds of $1,700,000 and net proceeds after costs of issuance of approximately $1,500,000. We subsequently registered these shares and the shares underlying the warrants pursuant to an SB-2 Registration Statement that became effective February 19, 2003. As of August 31, 2003, all such warrants had been exercised, resulting in additional aggregate proceeds of $1,700,000.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Annual Report on Form 10-KSB, or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations, including those previously conducted by our former subsidiary, have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes known as WVAS, that NASA is developing. We estimate the appropriations to the FAA totaled approximately $9.6 million in our fiscal years 1997 through 2000 for research and development of our SOCRATES wake vortex sensor; and NASA appropriations for research and development of our SOCRATES wake vortex sensor totaled approximately $13.5 million in our fiscal years 2001 through 2003. From these amounts, we have received three contracts aggregating approximately $13 million. As of May 31, 2004, we have recognized an aggregate of approximately $11.5 million of contract revenue, of which we have been paid $10.8 million. Our current SOCRATES government contract backlog is approximately $1.5 million.

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

Without notice to, or opportunity for prior review by us, Volpe circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES wake vortex sensor due to a high risk assessment of achieving operational feasibility. Together with our major subcontractor, Lockheed Martin Corp., we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequent to these discussions, NASA requested and we submitted a proposal for $2,221,068 of additional SOCRATES wake vortex sensor research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. In November 2002, Volpe approved and funded a new work order in the amount of $1,229,650 for the first phase of this proposal and in March 2003, a second work order was approved and funded in the amount of $991,418. Included in the funding was a 7% fixed fee over and above our research and development costs plus overhead, general and administrative costs. The statement of work continued our previous contract to develop and test our SOCRATES wake vortex sensor. This funding ended an 11-month period, from December 15, 2001 to November 19, 2002, without government funding to develop our SOCRATES wake vortex sensor.

On September 30, 2003, we received our third successive sole source contract from Volpe for an aggregate of $3.975 Million. This contract is being funded from a FY 2003 Omnibus Appropriation of $4.5 Million to the NASA budget for research, development and testing of our SOCRATES wake vortex sensor as part of a NASA/DOT/FAA development of WVAS for use at major airports.

For U.S. fiscal year 2004, an additional $5 Million NASA appropriation specifically for continued work on project SOCRATES has been enacted into law. If and when our sponsoring agencies approve an extension of our contract, statements of work, and appropriate work orders, we expect to receive a contract extension for a substantial portion of this funding which would include a major test of the expanded 8 to 16-beam SOCRATES wake vortex sensor at Denver International Airport. As of May 31, 2004 we are in discussions with our sponsoring agencies and we expect a contract addition of approximately $3.3 Million in our second quarter fiscal year 2005.

On July 22, 2004 the US House of Representatives Committee on Appropriations recommend an additional $5 Million to be added to the U.S. fiscal year 2005 NASA budget for continued research and development on Project SOCRATES. The US Senate has not yet acted on this appropriations bill and is not expected to do so until after Congress reconvenes after Labor Day. Following Senate/House conference approval, the appropriations bill must then be sent to the President for signing into law. Thereafter, we must negotiate and execute a contract and obtain approval for specific work orders before we receive contract revenue from such funding. While we expect to receive a portion of these funds there is no assurance as to how much, if any, of these funds will be received by us.

We believe the federal government has indicated a long-term interest in the development of a wake vortex advisory system and our SOCRATES wake vortex sensor for inclusion in such a system. However, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. Such delays or reductions will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES or UNICORN technologies and to market our products. Reduction of or delays in contract funding from the federal government could delay achievement of or increase in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

We have experienced significant losses from our inception. The net loss for our fiscal year ended May 31, 2004 of $424,214 compares favorably to the net loss of $943,974 in our fiscal year ended May 31, 2003. The loss for our fiscal year ended May 31, 2003 was caused primarily by three factors: (1) the delay in government contract funding for SOCRATES research and development; (2) rate ceilings; and (3) unallowable expenses. With the reinstatement of the government contract funding, the loss for our fiscal year ended May 31, 2004 was caused by the remaining two factors: (1) rate ceilings during the first six months and (2) unallowable expenses under our government contract.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities.

Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed these estimates and assumptions with our finance and audit committee. At this point in our operations, subjective judgements do not have a material impact on our financial statements. However, the Federal Acquisition Regulations require that, among other things, our reimbursable costs are reasonable. For our fiscal year 2004, we have analyzed our actual overhead rate of 80% and general administrative rates of 35%. We believe all component costs have been ordinary and necessary and are reasonable. The government, upon audit, may not support our view and may deem such expenses to be unreasonable for a company of our size. We have made certain adjustments to provide for such a contingency. Since there is a high degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments. If any such adjustments are required, they would reduce the other receivables reflected on our balance sheet.

Results of Operations

We have experienced significant fluctuations in our net income since our inception in 1997. The net (loss) for our fiscal year 2004 of <$424,214> compares favorably to the net loss of <$943,974> in our fiscal year 2003 and to the net loss of <$809,100> in our fiscal year 2002. Our reduced loss for our fiscal year 2004 was caused primarily by additional funding for our third successive contract for SOCRATES research and development, which included the elimination of rate ceilings. In addition to the operating loss of <$424,214> for our fiscal year 2004 we have reported an unrealized holding loss of <$119,501>, and consequently our comprehensive loss for our fiscal year 2004 is <$543,715>. The unrealized holding loss is the result of an investment in a mutual bond fund which had a purchase price of $999,256 and a market value as of May 31, 2004 of $879,755.

Revenues

As of May 31, 2004, our revenues have consisted entirely of revenues from our three successive SOCRATES technology research and development contracts with the federal government. Revenues under our government contracts are booked as contract sales when earned, based on the percentage of costs we have incurred.

Contract revenue for our fiscal year ending May 31, 2004 was $3,593,784. This was a 229% increase compared to $1,093,097, for our fiscal year ending May 31, 2003. These results principally reflect new government contract funding for SOCRATES and a larger amount of contract work that we completed and billed in our fiscal year 2004.

Direct Contract Costs

Subcontractor, consultant and direct labor expenses comprise our direct contract costs. We resumed work on our SOCRATES government contract on November 20, 2002. For the year ending May 31, 2004, direct contract costs of $2,392,166 compare to $799,259 of such costs for the year ending May 31, 2003. These results principally reflect the approximately six months without funding under our government contract during our fiscal year 2003 and a larger amount of contract work that we completed and billed in our fiscal year 2004.

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

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates, for our first two government contracts, have been subject to ceilings, which were set at 70% for overhead and 20% for general and administrative. Our third contract is not limited by rate ceilings. Instead, we have negotiated provisional billing rates of 73% for overhead and 28% for general and administrative which we based on forecasted direct and indirect costs. Starting with the end of our fiscal year 2004, our actual rates, based on actual allowable costs incurred, will be submitted to the government for audit at the end of our fiscal year. When our actual rates have been audited, we will adjust our government contract billings higher or lower to reflect the audited actual rates versus the previous estimated provisional billing rates. Our historical rates are shown below.

Overhead Rates General and Admin. Rates	For Year Ended 5-31-02 73% 67%	For Year Ended 5-31-03 89% 67%	For Year Ended 05-31-04 80% 35%

The above rates for each of the previous periods include only allowable operating expenses and have fluctuated over time. We believe these rates will continue to improve over time as our direct cost base increases.

Unreimbursable non-contract costs include: 1) expenses considered unallowable per Federal Acquisition Regulations (FAR), such as lobbying and financing costs, 2) over ceiling expenses, and/or 3) operating expenses incurred during periods without government contract funding. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Non-contract costs are detailed below:

For the 12 Months Ending
	05-31-04	05-31-03
Unallowable Expenses (1) & (2) Over-ceiling Expenses Operating Expenses During Unfunded Period 6-1-02 / 11-19-02 Total	$375,221 257,066 0 $632,287	$ 293,198 335,763 390,160 $1,019,121

For the 3 Months Ending
	05-31-04	05-31-03
Unallowable Expenses (3) & (4) Over-ceiling Expenses Operating Expenses During Unfunded Period 9-1-02 / 11-19-02 Total	$69,290 0 0 $69,290	$ 93,319 189,447 0 $282,766

Notes:
(1)   Includes $62,959 of stock based compensation expense for the 12 months-ended 05-31-04.
(2)   Includes $65,146 of stock based compensation expense for the 12 months-ended 05-31-03.
(3)   Includes $37,771 of stock based compensation expense for the 3 months-ended 05-31-04.
(4)   Includes $46,732 of stock based compensation expense for the 3 months-ended 05-31-03.

Our total selling, general and administrative expenses, which consist of allowable and unallowable expenses, and for the three month and twelve month periods ended May 31, 2004 were $391,548 and $1,416,787 respectively, compared to $343,982 and $1,153,602 for the same periods in 2003.

Unallowable selling, general and administrative expenses for the three month period ending May 31, 2004 were $69,290 and decreased from $93,319 over the three month period ended in 2003 primarily due to decreases in stock-based compensation and corporate development and publicity which were $37,771 for that period in 2004, compared to $60,800 for that period in 2003. Unallowable expenses for the twelve months ended May 31, 2004 were $375,221 and increased from $293,198 during the twelve month period ended in 2003. The increase was primarily due to increased general unallowable expenses which were $113,171 for that period in 2004 compared to $39,883 for that period in 2003. The increase in general unallowable expenses primarily was a result of company car expenses, labor in support of preparation of our SB-2 registration statement and travel and entertainment.

Allowable selling, general, and administrative expenses for the three and twelve month period ended May 31, 2004 totaled $322,258 and $1,041,566 respectively, compared to $250,663 and $860,404 respectively, for the three and twelve month period ended May 31, 2003. The reason for this increase for the twelve months ended May 31, 2004 compared to May 31, 2003 of $181,162 was primarily due to an increase in legal fees, director fees and investor relations expenses.

Over-ceiling expenses of $257,066 for the twelve month period ending May 31, 2004 represents 25% of the allowable overhead and general administrative expenses. The remaining 75% of overhead and general administrative expenses for the period, $784,500 were absorbed and billed as part of our costs on our government contract.

Over-ceiling expenses and operating expenses during unfunded periods fluctuate from period to period due to the timing of unfunded periods. We expect to be funded through August 31, 2004 which should eliminate the operating expenses during unfunded period for the first quarter of FY 2005. We are no longer subject to rate ceilings which eliminated the over-ceiling expense category during the third and forth quarter FY 2004 and we believe will eliminate the over-ceiling category for the first quarter of FY 2005.

Liquidity and Capital Resources

Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our funded contract backlog on our third contract as of May 31, 2004 is $1,517,143. Our third contract, titled Phase III SOCRATES, is the third successive contract that we have received to continue work on our SOCRATES wake vortex sensor. The Phase III SOCRATES contract was initially funded at $3,975,004 and will be used to expand our current SOCRATES wake vortex sensor from its present four beam configuration (which was recently tested at the Denver International Airport) to eight or more beams plus other improvements. The funds were provided to Volpe from NASA's Aeronautical Research Program which is aimed at improving aviation safety and capacity. These funds were part of a Congressional Appropriation for FY 2003. Funds under the Phase III contract are made available to us pursuant to work orders approved by Volpe and other interested federal agencies.

As of May 31, 2004 and May 31, 2003, our cash and investments were, respectively, $9,552,289 and $1,039,693. The increase in cash on hand as of May 31, 2004 over May 31, 2003 was attributable to $1,700,000 of proceeds from exercise of 850,000 common stock warrants, plus the sale of 3,028,600 shares of common stock with net proceeds of $7,593,138, less the operating losses for our fiscal year ended May 31, 2004 and capital additions in the twelve month period ending May 31, 2004. This capital addition consisted primarily of the purchase of four company cars for our executive officers that aggregated $135,000 and technical software used in our SOCRATES and UNICORN work for $69,000.

As of May 31, 2004, we had other receivables of $194,479 compared to $56,859 as of May 31, 2003. The increase is primarily due to $133,000 of unbilled government contract receivables. The $133,000 increase represents the difference between overhead and general administrative rates billed using provisional rates of 73% and 28%, respectively, and the actual rates of 80% and 35%, respectively, applied to our direct costs incurred in our Phase III SOCRATES contract through May 31, 2004. At the end of each of our fiscal years, our final government actual allowable overhead and general and administrative rates are presented to our government contract office for review. When and if the government approves our final rates for FY 2004, we will bill the $133,000 as part of our overall contract costs billed to the government for FY 2004.

As of May 31, 2004, we had total current liabilities, including accounts payable, of $757,170 compared to $372,485 of current liabilities as of May 31, 2003. Accounts payable as of May 31, 2004 were $615,911, which included $412,329 to our subcontractor, Lockheed Martin Corporation, $44,549 for legal expenses and $159,033 in other expenses compared to accounts payable as of May 31, 2003 of $245,678, which included $129,224 to Lockheed Martin, $24,756 for legal fees and $91,698 in other expenses.

We anticipate that our funded contract balance for our third contract of $1,517,143 as of May 31, 2004 will fund our direct contract costs and allowable operating expenses until approximately August 31, 2004. During this period, we have budgeted and expect to incur approximately $200,000 in non-contract direct and indirect cost and approximately $50,000 in UNICORN research and development. Assuming we operate within budget, as to which we can make no guaranty or assurance, we estimate our available cash and investments should be approximately $9,300,000 as of August 31, 2004. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after August 31, 2004. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate.

Our use of cash projections do not consider any additional contract funding we may receive from a $5 million appropriation to NASA for project SOCRATES contained in the recently enacted U.S. FY 2004 Consolidated Appropriations Bill. We expect to receive a substantial portion of this appropriation if and when our sponsoring agencies extend our contract, approve a statement of work and issue appropriate work orders to us. Prior to any extension of our contract, the government will request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received such request and the timing for release of such request is not known. Any delay in obtaining a contract extension also might require us to draw upon our cash after August 31, 2004 to fund our operations.

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

Risks Related to Our Business

Our limited operating history and lack of commercial operations make it difficult to evaluate our prospects.

Since we began operations in 1997, we have generated limited revenues solely from three SOCRATES technology research and development contracts with agencies of the federal government that fund, administer, and oversee these contracts. The federal government has funded these contracts from earmarked U.S. Congressional appropriations to agencies that have awarded these contracts to us on a sole source basis without competitive bidding. Under these contracts, we are reimbursed for certain allowable research and development costs and are paid a fee calculated as a percentage of costs.

We have not as yet received any revenue from the sale of any products. We do not anticipate receiving any such revenue unless and until our SOCRATES or UNICORN-based products become operational, which could take several years. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. These estimates have not been evaluated by an independent party. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of $424,214 for our fiscal year ended May 31, 2004 and $943,974 for our fiscal year ended May 31, 2003. On May 31, 2004, we had an accumulated deficit of $2,884,237. Despite achieving a net income of $6,411 for the three months ended February 29, 2004 and net income of $11,737 for the three months ended May 31, 2004, we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES or UNICORN technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES or UNICORN-based products, the continuation of Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES, our ability to obtain additional financing, approval of our SOCRATES or UNICORN-based products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES wake vortex sensor could adversely affect our business.

Without notice to, or opportunity for prior review by us, the John A. Volpe National Transportation Systems Center of the U. S. Department of Transportation's Research and Special Programs Administration, or Volpe, circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES wake vortex sensor due to a high risk assessment of achieving operational feasibility. Because of this report and the events of September 11, 2001, the government did not fund our SOCRATES research and development contract from December 15, 2001 to November 19, 2002. Together with our major subcontractor, Lockheed Martin Corporation, we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequently, Volpe and NASA requested and we submitted a proposal for approximately $2.2 million of additional SOCRATES technology research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. We received contract funding for this proposal and subsequent proposals and we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES wake vortex sensor for inclusion in such a system. However, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES or UNICORN technologies and to market our products. Reduction of contract funding from the federal government could delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

The government will not pay us for SOCRATES research and development if we do not perform on our contract.

We perform our government contracts pursuant to specific work orders from the government. Such work orders include, but are not limited to, analysis of data, research, development of our SOCRATES technology, planning and conduct of testing, and preparation of various reports. If we do not perform the contracts in accordance with their terms, the government may withhold payment on our invoices that we submit monthly. Furthermore, if at any point the government considers a test to be a failure, it may cease to approve further work orders or fund further contracts. Loss of funding on our SOCRATES contract would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our successful product development and testing.

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our SOCRATES and UNICORN technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WVAS by controllers and pilots. We believe this conclusion was premature and based on an incomplete understanding of SOCRATES and its operational potential. In our opinion, the testing and analysis we have conducted has increasingly supported this potential and resulted in the continuation of funding for our government contracts for research, development and testing of our SOCRATES technology. However, there still are technical, engineering and program integration hurdles we must meet to develop SOCRATES into an operational sensor, including, but not limited to, expanding the sensor to at least 16 and as many as 32 laser beams, integrating the sensor into and with the other components of WVAS, and developing operating protocols for WVAS that define how it would be used by air traffic controllers and pilots. In the case of UNICORN, we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN. We might not successfully complete the development of our SOCRATES or UNICORN technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

In addition, certain of our products will require customized installation to address unique characteristics of their environments. Customization could place an additional burden on our resources or delay the delivery or installation of products which, in turn, could have a material adverse effect on our relationship with clients, our business, financial condition, and results of operations.

Our success depends on federal government approval of our products and related systems.

The airport and aviation industry is subject to extensive government oversight and regulation. To introduce our SOCRATES and UNICORN-based products for commercial sale, we must successfully complete research, development, and testing and obtain necessary governmental approvals for their installation. Upon approval by the Federal Aviation Administration, or FAA, our SOCRATES wake vortex sensor would be part of a multi-component wake vortex advisory system that also will require government approvals before it can be deployed. Any factor that delays or adversely affects this approval process, including delays in development or inability to obtain necessary government approvals, could have a material adverse effect on our business, financial condition, and results of operations, and we can make no assurance when or if all such approvals will be obtained.

Our business relies on a strategic alliance with Lockheed Martin Corporation.

In May 1997, we signed a Teaming Agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES-based products. This agreement will expire in May 2007, unless certain earlier termination provisions occur or the agreement is extended by mutual agreement. The agreement stipulates that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES wake vortex sensor. Although to date we have generally worked in close cooperation with Lockheed Martin Corporation, there is no assurance that this relationship will be sustained. Future disagreements as to work scope, revenue share, profit margins, ownership of intellectual property, or technical, marketing, or management philosophy, could adversely impact the relationship. Since we view our strategic relationship with Lockheed Martin Corporation as a vital element of our business plan, any erosion of this relationship could have a negative impact on our business and future value.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES patent. Lockheed Martin Corporation has told us that it was prevented from previously disclosing the patent to us because of a government secrecy order. After consultation with counsel, including our patent counsel, we strongly believe that the Lockheed Martin Corporation patent does not impair the value of our SOCRATES patent because our SOCRATES patent is aimed at improving air traffic safety, a use not contemplated by the Lockheed Martin Corporation patent. Furthermore, it is our position that Lockheed Martin Corporation acknowledged and accepted our invention of the SOCRATES technology in the Teaming Agreement between us in May 1997. We have met with Lockheed Martin Corporation to discuss the matter and potential opportunities relating to our SOCRATES patent. At the meeting, Lockheed Martin Corporation stated that it does not agree with our position. Nevertheless, management of both companies acknowledged the value and strength of the relationship and the desire to preserve it. We are conducting further discussions with Lockheed Martin Corporation on potential ways to expand and extend the relationship and believe the outcome of such discussions will resolve any intellectual property concerns. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

We may need to raise additional capital.

While we recently completed a public offering resulting in gross proceeds of approximately $8.4 million (net of the underwriting discount), we cannot be certain that such financing will be adequate or sufficient for our future needs. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES and UNICORN-based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We will continue to incur significant expenses for research and development and testing of our SOCRATES and UNICORN technology and may continue to experience such losses prior to commercialization and thereafter. If we cannot achieve commercialization of our SOCRATES and UNICORN technologies with the proceeds of our recent public offering or if we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek additional capital. In addition, other unforeseen costs and research and development costs of later generation SOCRATES and UNICORN-based products also could require us to seek additional capital. We do not have any credit facilities in place and, should the need for additional capital arise, we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. If we need to obtain additional debt or equity capital, it may include our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

For the life of our public warrants, the underwriter's warrants issued pursuant to our recent public offering, and our existing unregistered warrants, the holders thereof are given the opportunity to profit from a rise in the market for our common stock, with a resulting dilution in the interest of all other stockholders. So long as these warrants are outstanding, the terms on which we could obtain additional capital may be adversely affected. The holders of these warrants might be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by these warrants.

Loss of key personnel could adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, Samuel A. Kovnat, Chairman of the Board and Chief Executive Officer, William B. Cotton, President and Director, Frank L. Rees, Executive Vice President and Director, David D. Cryer, Chief Financial Officer, Treasurer and Secretary, and Dr. Neal Fine, Senior Vice President for Technology. The sustained unavailability of any one or more of those individuals for any reason could have a material adverse impact on our operations and prospects.

We anticipate hiring additional executive officers in the future. We may not be able to complete the hiring of these additional officers in a timely manner or at all. We also depend on the ability of our executive officers and other members of senior management to continue to work effectively as a team.

Government regulation could adversely affect our business.

As a result of receiving contract funding from the federal government and our involvement in the field of aviation, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the federal government, we will be subject to many procurement and accounting rules and regulations of the federal government. We are also subject to periodic audits by the Defense Contract Audit Agency, or DCAA. To date, we have incurred six audits by the DCAA, and reports have been issued to our government customer which have stated that we are performing in accordance with Federal Acquisitions Regulations. There is no assurance that any of the results or contents of any future audits will portray us favorably. These rules and regulations are complex in nature and sometimes difficult to interpret or apply. Adherence to these rules is reviewed by participating agencies of the federal government. If such agencies suspect or believe that violations of procurement or accounting rules and regulations have occurred, they may refer such matters to other enforcement divisions of the federal government, such as the U.S. Attorney's Office or the Inspector General's office. If we violate these rules and regulations, even if unintentionally, we may have to pay fines and penalties or could be terminated from receiving further funding from the federal government. If we market, sell and install our products in foreign countries, the laws, rules and regulations of those countries, as well as certain laws of the United States, will apply to us. Existing as well as new laws and regulations of the United States and foreign countries which regulate aviation and airports could also adversely affect our business.

Our success depends on our ability to protect our proprietary technology.

Any failure by us to protect our intellectual property could harm our business and competitive position. For example, although we have sought patent protection for our technologies, the steps we have taken or intend to take with regard to protecting our technologies may not be adequate to defend and prevent misappropriation of our technology, including the possibility of reverse engineering and the possibility that potential competitors will independently develop technologies that are substantially equivalent or superior to our technology. Furthermore, any patent we have obtained or may obtain may subsequently be invalidated for any of a variety of reasons. In addition, even if we are issued a patent, we may not be able to gain any commercial advantage from such patent. Existing United States laws afford only limited intellectual property protection.

We intend to use a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements, and technical measures to protect our proprietary technology. We intend to enter into confidentiality agreements with and obtain assignments of intellectual property from all of our employees, as well as with our clients and potential clients, and intend to limit access to and distribution of our technology, documentation and other proprietary information. However, the steps we take in this regard may not be adequate to deter misappropriation or independent third-party development of our technology. In addition, the laws of some foreign countries do not protect proprietary technology rights to the same extent as do the laws of the United States. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk to our proprietary rights if we are unsuccessful in such proceedings. Moreover, our financial resources may not be adequate to enforce or defend our rights in our technology. Additionally, any patents that we apply for or obtain may not be broad enough to protect all of the technology important to our business, and our ownership of patents does not in itself prevent others from securing patents that may block us from engaging in actions necessary to our business, products, or services.

Other companies may claim that we infringe their intellectual property or proprietary rights.

If our proprietary technology violates or is alleged to violate third party proprietary rights, we may be required to reengineer our technology or seek to obtain licenses from third parties to continue offering our technology without substantial reengineering. Any such efforts may not be successful or if successful could require payments that could have a material adverse effect on our profitability and financial condition. Any litigation involving infringement claims against us would be expensive and time-consuming, and an adverse outcome may result in payment of damages or injunctive relief that could materially and adversely affect our business.

Under certain circumstances, the federal government may be able to use our SOCRATES-related technologies without payment to us.

We have taken certain steps to preserve our rights in our SOCRATES-related technologies under our contracts with the federal government. However, as is the case with all research and development contracts funded by the federal government, the Federal Acquisition Regulations provide that, under certain circumstances, the federal government may have paid-up rights to use our SOCRATES-related technologies. According to a 1999 report by the Government Accounting Office, government agency officials were unable to identify specific cases in which the government had exercised these rights. We do not expect that the federal government will attempt to use our SOCRATES-related technologies without compensating us. Nevertheless, if the federal government attempts to exercise these rights, it is difficult to predict what effect, if any, it may have on us. If the federal government succeeds in exercising these rights, it may have a material adverse effect on our business operations and financial performance, which could negatively affect the value of our stock.

We have received notice claiming that our name infringes upon the trademark rights of another company.

By way of two letters dated April 21, 2003 and July 1, 2003, we received notice, from counsel at another company, claiming that our name infringes upon the trademark rights of the other company regarding its name. Our patent and trademark counsel has reviewed this claim and believes it is without merit. Our counsel has prepared responses to those letters, the last response being dated August 4, 2003, which notified the other company of our position, the reasons that support our position, and that we do not intend to change our name. We have not received any further response. We believe that if the other company pursues this claim, we may be able to favorably resolve it and, if it is necessary to litigate the claim, we believe the result would be favorable to us. However, any such litigation could be costly to us and divert management's time and attention away from our business. Furthermore, we cannot exclude the possibility of an adverse outcome that could require us to pay damages and change our name.

Our future customers, including the FAA, may not accept the price of or be able to finance our products.

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES wake vortex sensor at airports or UNICORN-based collision avoidance systems in small aircraft. We estimate that the cost of our SOCRATES wake vortex sensor will be $6 million to $15 million per airport installation, depending on, among other things, the number and configuration of runways, and the wholesale price of a UNICORN-based system will be approximately $10,000 per aircraft at annual production quantities of 2,000 to 3,000 systems per year, of which there can be no guaranty or assurance. Because we have not completed the research, development, and testing of either product or received final approvals for either of them from the federal government, we have not commenced production or marketing efforts. We currently do not anticipate having these products ready for commercial sale for at least several years. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products.

We believe that the increase in efficiency and safety to airports, airlines, and private aircraft resulting from our products will justify the substantial anticipated cost of sales and installation of these products. However, our customers' ability to afford such costs will depend, in part, on the health of the overall economy, the financial condition and budget priorities of the federal government, particularly the FAA and NASA, profitability of airports, airlines, and aircraft manufacturers, and the availability of private and government sources of funding to finance the sales and acquisition of our products. While a variety of potential funding sources exist, inability of the FAA, airlines or airports to access or obtain funding for purchase and installation of our products could have a material adverse impact on sales of our SOCRATES or UNICORN-based products.

We may experience long sales cycles.

We expect to experience long time periods between initial sales contacts and the execution of formal contracts for our products and completion of product installations. The cycle from first contact to revenue generation in our business involves, among other things, selling the concept of our technology and products; developing and implementing a pilot program to demonstrate the capabilities and accuracy of our products; negotiating prices and other contract terms; and, finally, installing and implementing our products on a full-scale basis. We anticipate this cycle will entail a substantial period of time, on average between seven to twelve months, and the lack of revenue experienced during this cycle and the expenses involved in bringing new sales to the point of revenue generation would put a substantial strain on our resources.

Our success will depend on our ability to create effective sales, marketing, production and installation forces.

At present and for the near future, we will depend upon a relatively small number of employees and subcontractors to complete the research and development of our SOCRATES wake vortex sensor and pursue research and development of other SOCRATES and UNICORN-based products. The marketing and sales of these products will require us to find additional capable employees or subcontractors who can understand, explain, market, and sell our technology and products to airports, airlines, and airplane manufacturers. We also will need to assemble new personnel and/or contractors for production and installation of our products. Upon successful completion of research and development, these demands will require us to rapidly increase the number of our employees, vendors, and subcontractors. There is intense competition for capable personnel in all of these areas, and we may not be successful in attracting, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions.

Our business could be adversely affected if our products fail to perform properly.

Products and systems as complex as ours may contain undetected errors or "bugs," which result in system failures, or failure to perform in accordance with industry expectations. Despite our plans for quality control and testing measures, our products including any enhancements may contain such bugs or exhibit performance degradation, particularly during the early stages of installation, and deployment. Product or system performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, adverse publicity, injury to our reputation, diversion of development resources and claims against us by governments, airlines, airline customers, and others.

We could be subject to liability claims relating to malfunction of our technology.

Sale of our products will depend on their ability to improve airport, airline, and airplane safety and efficiency. We will take great care to test our products and systems after installation and before actual operation to insure accuracy and reliability. The FAA acquires air traffic control equipment for U.S. airports, and typically assumes the principal product liability risk for such equipment. However, unforeseen problems, misuse, or changing conditions could cause our products and systems to malfunction or exhibit other operational problems. Such problems could cause, or be perceived to cause, airplane accidents, including passenger fatalities. We may receive significant liability claims if governments, airlines, airports, passengers and other parties believe that our systems have failed to perform their intended functions. Liability claims could require us to spend significant time and money in litigation, pay substantial damages, and increase insurance premiums, regardless of our responsibility for such failure. Although we plan to maintain liability insurance, such coverage may not continue to be available on reasonable terms or be available in amounts sufficient to cover one or more large claims, and the insurer may disclaim coverage as to any claim.

We face significant competition from other companies.

The air safety systems and air traffic control industries are already highly competitive. Other industry participants could develop or improve their own systems to achieve the cost efficiencies and value that we believe our products will provide upon successful completion of research and development. Additional companies may enter the market with competing systems as the size and visibility of the market opportunity increases. Many of our potential competitors have longer operating histories, greater name recognition, substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements.

New products or technologies will likely increase the competitive pressures that we face. Increased competition could result in pricing pressures, reduced margins, or the failure of our products to achieve or maintain market acceptance. The development of competing products or technologies by market participants or the emergence of new industry or government standards may adversely affect our competitive position. As a result of these and other factors, we may be unable to compete effectively with current or future competitors. Such inability would likely have a material adverse effect on our business, financial condition, or results of operations.

Rapid technological change could render our systems obsolete.

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

Failure to properly manage growth could adversely affect our business.

To implement our strategy, we believe that we will have to grow rapidly. Rapid growth may strain our management, financial, and other resources. To manage any future growth effectively, we must expand our sales, marketing, production, installation, and customer support organizations, invest in research and development of new products or enhancements to existing systems that meet changing customer needs, enhance our financial and accounting systems and controls, integrate new personnel or contractors, and successfully manage expanded operations. We may not be able to effectively manage and coordinate our growth so as to achieve or maximize future profitability.

We must hire and retain skilled personnel.

Our success depends in large part upon our ability to attract, train, motivate, and retain highly skilled employees, particularly sales and marketing personnel, scientists, engineers, and other technical support personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our direct sales, product development, installation, support, and professional services may limit the rate at which we can generate sales or develop new products or system enhancements, which could have a material adverse effect on our business, financial condition, or results of operations.

Any acquisition we make could disrupt our business and harm our financial condition.

We may attempt to acquire businesses or technologies that we believe are a strategic fit with our business. We currently have no commitments for any acquisition. Any future acquisition may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we may not be able to accurately predict these difficulties and expenditures, these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities, amortization of expenses related to other intangible assets and the incurrence of large, immediate write-offs.

You should carefully read and evaluate this entire Form 10-KSB and our current SEC filings including the risks it describes and not consider or rely upon any statement, information or opinion about us that is not contained in this Form 10-KSB and our current SEC filings.

Certain statements, information and opinions about us have appeared and may continue to appear in published news reports, analysts reports, other media sources and our web site. Some of the information contained in these reports or sources was not material to understanding our business or was out of date, erroneous or inconsistent with that disclosed in this Form 10-KSB and our current SEC filings. In making a decision to invest in our securities, you should not rely upon any of these statements, information or opinions and should only rely upon, consider and carefully evaluate the information and risks contained in this Form 10-KSB and our current SEC filings.

We currently are involved in an informal SEC investigation.

The staff of the SEC is conducting an informal investigation that appears to be looking into certain analyst reports about us and our press releases. To date, the SEC staff has not asserted that we have acted improperly or illegally. We have voluntarily agreed to cooperate fully with the staff's informal investigation. We believe that we have acted properly and legally with respect to these analyst reports and our press releases. However, we can neither predict the length, scope, or results of the informal investigation nor its impact, if any, on us or our operations. An adverse outcome, which we cannot predict, could negatively impact the market value of our securities and could divert the efforts and attention of our management team from our ordinary business operations.

We may suffer losses from various investments that we make and related market risks.

From time to time, we may make various types of investments which include, but may not be limited to, acquisitions of other companies, strategic transactions and joint ventures, repurchase of our shares, and general investment of our available cash in various types of debt and equity securities. Some of these investments, such as acquisitions or joint ventures, may involve a high degree of risk and we could lose the entire amount of our investment. Other investments are intended to be conservative, e.g., investment of cash reserves in high quality bonds or equity funds, but are subject to judgments about many factors beyond our control which can adversely affect these types of investments. For example, a rise in such interest rates will adversely affect the value of fixed income securities we hold and we may incur a loss of principal if we have to sell under such conditions. A decline in interest rates may reduce our investment income. We attempt to be prudent in making any of the foregoing investments, which are reviewed and approved by management and our board of directors. These types of transactions are necessary and important for the success of our overall business and our efforts to create value for our shareholders. However, we have suffered losses on certain of these investments and can make no assurance that we will not suffer losses in the future. Any such losses could have a material adverse impact on our results of operations and cash available to support our operations and investment in research and development.

Risks Related to Investment in Our Securities

The price of our securities could be volatile and subject to wide fluctuations.

The market price of the securities of a pre-commercial, research and development stage aviation technology company, such as ours, can be especially volatile. Thus, the market price of our securities could be subject to wide fluctuations. In fact, the trading volume and price of our shares have fluctuated greatly. Subject to the information set forth in this Form 10-KSB, we are unaware of any specific reasons for this volatility and cannot predict whether or for how long it will continue.

If our revenues do not grow or grow more slowly than we anticipate, we are unable to procure federal contracts for our SOCRATES wake vortex sensor research and development, we encounter technical or engineering obstacles to the successful commercial development of SOCRATES or UNICORN, our operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our securities could decline. In addition, if the market for aviation technology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our securities could fall for reasons unrelated to our business, results of operations, and financial condition. The market price of our securities also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Furthermore, the sale in the open market of recently sold securities or newly issued securities, which we may sell from time to time to raise funds for various purposes, and securities issuable upon the exercise of purchase rights under existing options and warrants may place downward pressure on the market price of our securities.

Speculative traders may anticipate a decline in the market price of our securities and engage in short sales of our securities. Such short sales could further negatively affect the market price of our securities.

Litigation could adversely affect our operating results and financial condition.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and certain of our officers and current directors are defendants in pending litigation (as described in Item 3. Legal Proceedings of this Form 10-KSB) that alleges violations of federal securities laws. We firmly believe that the claims contained in the complaint are without merit and intend to conduct a vigorous defense in this matter. However, defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

An active trading market for our securities may not be developed or sustained which could limit the liquidity of an investment in our securities.

There is a limited trading market for our securities. From January 2002 through January 29, 2004, our common stock traded on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities. The securities sold in our recent public offering, together with the shares that formerly traded on the OTC Bulletin Board, have been approved for listing and are currently trading on the American Stock Exchange. There is no assurance that we will be able to continue to meet the listing requirements and that our securities will remain listed on the American Stock Exchange. If we are delisted from the American Stock Exchange, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. Additionally, regardless of which exchange our securities may trade on, an active and liquid trading market may not develop or, if developed, may not be sustained, which could limit securityholders' ability to sell our securities at a desired price.

If any of our securities are delisted from the American Stock Exchange, we may be subject to the risks relating to penny stocks.

If any of our securities were to be delisted from trading on the American Stock Exchange and the trading price of such security remains below $5.00 per share on the date such security was delisted, trading in such security would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving a security defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

A large number of shares may be sold in the market following our recent public offering which may cause the price of our securities to decline.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,331,410 shares of our common stock outstanding. Of our outstanding shares, 6,187,306 are registered and eligible for public trading. Not included in the foregoing are 119,069 shares of our common stock that we may register for certain of our stockholders.

Based upon shares currently outstanding, and assuming no exercise of options or warrants outstanding, 1,137,628 shares are subject to contractual lock-up agreements with The Shemano Group, Inc., pursuant to which the holders of these shares have agreed not to sell their shares before April 28, 2005. Of the remaining restricted shares, 930,636 will be freely tradable after September 1, 2004 and 98,044 will be freely tradable after June 27, 2005.

Certain events could result in a dilution of your ownership of our common stock.

We currently have 8,331,410 shares of common stock outstanding and 2,653,327 common stock equivalents outstanding, including warrants and options. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

If we do not maintain an effective registration statement or comply with applicable state securities laws, you may not be able to exercise our public warrants.

For you to be able to exercise our public warrants, the shares of our common stock underlying the public warrants must be covered by an effective and current registration statement and qualify or be exempt under the securities laws of the state or other jurisdiction in which you live. We cannot assure you that we will continue to maintain a current registration statement relating to the shares of our common stock underlying our public warrants or that an exemption from registration or qualification will be available throughout their term. This may have an adverse effect on demand for our public warrants and the prices that can be obtained from reselling them.

Our public warrants may be redeemed on short notice. This may have an adverse impact on their price.

We may redeem our public warrants for $0.25 per warrant, subject to adjustment in the event of a stock split, dividend or the like, upon 30 days' notice so long as the last reported sale price per share of our common stock as reported by the principal exchange or trading market on which our common stock trades equals or exceeds $10.00 (subject to adjustment) for twenty consecutive trading days ending on the tenth day prior to the date we give notice of redemption. If we give notice of redemption, holders of our public warrants will be forced to sell or exercise the public warrants they hold or accept the redemption price. The notice of redemption could come at a time when, under specific circumstances or generally, it is not advisable or possible to sell or exercise our public warrants.

Our officers, directors and 5% stockholders will exercise significant control over us.

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 26.4% of our outstanding common stock (including common stock issuable to such person or group within 60 days after August 24, 2004). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

We do not intend to pay cash dividends.

We have never paid cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future.

We may spend our funds in ways with which our stockholders may not agree.

The use of proceeds description from our recent public offering reflected our then-current planning and was only an estimate that is subject to change in our discretion. Furthermore, a substantial portion of the net proceeds from our recent public offering was not allocated for specific uses. Consequently, our management can spend our funds in ways with which our stockholders may not agree. We cannot predict that our funds will be invested or otherwise utilized to yield a favorable return.

Item 7. Financial Statements.

The audited financial statements are annexed to this report, commencing on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective October 3, 2002, we terminated our then current accountant, Quintanilla, a Professional Accounting Corporation, and engaged Kostin, Ruffkess & Company, LLC, which has offices in Farmington and New London, Connecticut, as our principal independent public accountant. The decision to engage Kostin, Ruffkess & Company, LLC was made by our Finance and Audit Committee in accordance with Section 301 of the Sarbanes-Oxley Act of 2002. The decision was based on a relocation of our principal place of business from California to Connecticut.

We had not previously consulted with Kostin, Ruffkess & Company, LLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion which might be rendered on our financial statements, and no written or oral advice was provided to us concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue. Neither did we discuss with Kostin, Ruffkess & Company, LLC any accounting, auditing, or financial reporting issue that was a subject of disagreement between us and Quintanilla, our previous independent accountants, as there were no such disagreements.

Item 8A. Controls and Procedures.
(a)

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information about our Directors is incorporated by reference from the information under the caption "Proposal No. 2 - Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed on or before September 28, 2004.

Item 10. Executive Compensation.

Incorporated by reference from the information under the caption "Executive and Director Compensation" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed on or before September 28, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners, the Board of Directors, and Executive Officers" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed on or before September 28, 2004.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed on or before September 28, 2004.

Item 13. Exhibits and Reports on Form 8-K.

a)   Exhibits

Exhibit No.	Description
3.1 3.2 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 23 31.1 31.2 32.1 32.2

Amended and Restated Articles of Incorporation (1)
By-Laws (2)
Employment Agreement effective as of November 4, 2003, between Flight Safety Technologies, Inc.
   and Samuel A. Kovnat (3)
Employment Agreement effective as of November 4, 2003, between Flight Safety Technologies, Inc.
   and William B. Cotton (4)
Employment Agreement effective as of November 4, 2003, between Flight Safety Technologies, Inc.
   and David D. Cryer (5)
Employment Agreement effective as of November 4, 2003, between Flight Safety Technologies, Inc.
   and Frank L. Rees (6)
Teaming Agreement dated May 1, 1997, by and between FSTO and Lockheed Martin Corporation (7)
Share Exchange Agreement between Reel Staff, Inc. and Flight Safety Technologies, Inc.,
   dated June 24, 2002, as amended July 15, 2002 (8)
Cost Reimbursement Research Project Agreement between Flight Safety Technologies, Inc.
   and Georgia Tech Applied Research Corporation (9)
Phase III Contract issued by U.S. Department of Transportation/RSPA/Volpe Center,
   dated September 30, 2003 (10)
Agreement between Flight Safety Technologies, Inc. and Advanced Acoustics Concepts, Inc.,
   dated January 14, 2000 (11)
*Consent of Kostin, Ruffkess & Company, LLC
*Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).
*Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).
*Chief Executive Officer Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).
*Chief Financial Officer Certification as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).

*Submitted herewith

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11)

Incorporated by reference to Exhibit 3.1 on our Form 10-QSB, which was filed on April 6, 2004.
Incorporated by reference to Exhibit 3.2 on our Form SB-2, which was filed on August 9, 2001.
Incorporated by reference to Exhibit 10.1 on our Form SB-2/A, which was filed on January 29, 2004.
Incorporated by reference to Exhibit 10.2 on our Form SB-2/A, which was filed on January 29, 2004.
Incorporated by reference to Exhibit 10.3 on our Form SB-2/A, which was filed on January 29, 2004.
Incorporated by reference to Exhibit 10.4 on our Form 10-QSB, which was filed on April 6, 2004.
Incorporated by reference to Exhibit 10.7 on our 8-KA, which was filed on November 6, 2002.
Incorporated by reference to Exhibit 10.1 on our Form 8-K, which was filed on July 18, 2002.
Incorporated by reference to Exhibit 10.7 on our Form SB-2/A, which was filed on November 26, 2003.
Incorporated by reference to Exhibit 10.8 on our Form SB-2/A, which was filed on November 26, 2003.
Incorporated by reference to Exhibit 10.9 on our Form SB-2/A, which was filed on November 26, 2003.

(b)   Reports on Form 8-K

On April 21, 2004, we filed a current report on Form 8-K dated April 21, 2004. The report contained an Item 5 Other Events and Regulation FD disclosure of updated information in connection with our recently completed public offering of securities that included the issuance of warrants to purchase shares of common stock.

On May 20, 2004, we filed a current report on Form 8-K dated May 20, 2004. The report contained an Item 9 Regulation FD disclosure announcing that we released on our website a newsletter to our shareholders.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the information under the captions "Audit and Related Fees" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed on or before September 28, 2004.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
August 24, 2004	By:	/s/ Samuel A. Kovnat

Samuel A. Kovnat Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel A. Kovnat, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES
Signature	Date
/s/ William B. Cotton	August 24, 2004

William B. Cotton, Director, President

/s/ Frank L. Rees	August 24, 2004

Frank L. Rees, Director, Executive Vice President

/s/ David D. Cryer	August 24, 2004

David D. Cryer, Chief Financial Officer, Secretary, Treasurer

/s/ Kenneth S. Wood	August 24, 2004

Kenneth S. Wood, Director

/s/ Jackson Kemper	August 24, 2004

Jackson Kemper, Director

FLIGHT SAFETY TECHNOLOGIES, INC.

Financial Statements

May 31, 2004

To The Board of Directors
Flight Safety Technologies, Inc.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Flight Safety Technologies, Inc. as of May 31, 2004, and the related statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the years ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flight Safety Technologies, Inc. as of May 31, 2004, and the results of its operations and its cash flows for the years ended May 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Farmington, Connecticut
July 7, 2004, except for note 12
     As to which the date is
     August 12, 2004

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheet

May 31, 2004

Assets
Current assets:
Cash and cash equivalents	$2,180,863
Contract receivables	532,043
Other receivables	194,479
Investments	6,871,424
Other current assets	28,840
Total current assets	9,807,649
Property and equipment, net of accumulated depreciation of $216,356	259,252
Other assets:
Intangible assets, net of accumulated amortization of $33,969	149,990
Investments	500,002
649,992
$10,716,893
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$615,911
Accrued expenses	141,259
Total current liabilities	757,170
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized	--
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,410 shares issued and outstanding	8,331
Additional paid-in-capital	13,105,863
Accumulated other comprehensive loss	(119,501)
Unearned stock compensation	(150,733)
Accumulated deficit	(2,884,237)
9,959,723
$10,716,893

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Loss

For The Years Ended May 31, 2004 and 2003

	2004	2003
Contract revenues	$3,593,784	$1,093,097
Costs and expenses:
Costs of revenues	2,392,166	799,259
Research and development	170,832	40,444
Selling, general and administrative	1,390,801	1,142,112
Depreciation and amortization	88,053	59,083
	4,041,852	2,040,898
Loss from operations	(448,068)	(947,801
Other income (expense):
Interest income	39,749	7,868
Interest expense	--	(2,232)
	39,749	5,636
Loss before provision for income taxes	(408,319)	(942,165)
Provision for income taxes	15,895	1,809
Net loss	(424,214)	(943,974)
Other comprehensive loss:
Unrealized holding loss arising during the period	(119,501)	--
Comprehensive loss	$(543,715)	$(943,974)
Net loss per share - basic	$(.07)	$(.24)
Weighted average number of shares - basic	6,194,059	3,948,067

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For The Years Ended May 31, 2004 and 2003

	Common Stock		Convertible Redeemable Preferred Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at May 31, 2002	2,796,000	$27,960	606,343	$6,063	$2,033,230
Issuance of common stock	850,000	850	--	--	1,528,793
Issuance of stock options	--	--	--	--	63,250
Amortization of unearned stock compensation	--	--	--	--	--
Net share exchange	11,111,104	(14,053)	(606,343)	(6,063)	62,350
Net loss	--	--	--	--	--
Balance at May 31, 2003	14,757,104	14,757	--	--	3,687,623
Issuance of common stock	3,028,600	3,028	--	--	7,590,110
Warrants exercised	850,000	850	--	--	1,699,150
Other comprehensive loss	--	--	--	--	--
Amortization of unearned stock compensation	--	--	--	--	117,500
Minority interest	294,129	294	--	--	882
Reverse split	(10,598,423)	(10,598)	--	--	10,598
Net loss	--	--	--	--	--
Balance at May 31, 2004	8,331,410	$8,331	--	$--	$13,105,863

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For The Years Ended May 31, 2004 and 2003

	Accumulated Other Comprehensive Loss	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity
Balance at May 31, 2002	$--	$(98,088)	$(1,441,469)	$527,696
Issuance of common stock	--	--	--	1,529,643
Issuance of stock options	--	(36,250)	--	27,000
Amortization of unearned stock compensation	--	38,146	--	38,146
Net share exchange	--	--	(74,580)	(32,346)
Net loss	--	--	(943,974)	(943,974)
Balance at May 31, 2003	--	(96,192)	(2,460,023)	1,146,165
Issuance of common stock	--	--	--	7,593,138
Warrants exercised	--	--	--	1,700,000
Other comprehensive loss	(119,501)	--	--	(119,501)
Amortization of unearned stock compensation	--	(54,541)	--	62,959
Minority interest	--	--	--	1,176
Reverse split	--	--	--	0
Net loss	--		(424,214)	(424,214)
Balance at May 31, 2004	$(119,501)	$(150,733)	$(2,884,237)	$9,959,723

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flows

For The Years Ended May 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(424,214)	$(943,974)
Adjustments to reconcile net loss to net cash used in operating expenses:
Depreciation and amortization	88,053	59,083
Non-cash compensation - common stock and options	62,959	65,146
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(376,210)	(155,833)
(Increase) decrease in other receivables	(137,620)	(1,557)
(Increase) decrease in other current assets	(4,112)	(14,116)
Increase (Decrease) in accounts payable and accrued expense	384,685	133,896
Net cash used in operating activities	(406,459)	(857,355)
Cash flows from investing activities:
Purchase of investments	(7,490,927)	--
Purchases of property and equipment	(224,805)	(3,355)
Payments for patents and other costs	(29,777)	(34,510)
Net cash used in investing activities:	(7,745,509)	(37,865)
Cash flows from financing activities:
Proceeds from repayment of loans to officers	--	17,400
Payment on line of credit	--	(90,000)
Restricted cash	--	200,000
Proceeds from issuance of common stock	9,293,138	1,529,643
Net cash provided by financing activities	9,293,138	1,657,043
Net increase in cash and cash equivalents	1,141,170	761,823
Cash and cash equivalents at beginning of year	1,039,693	277,870
Cash and cash equivalents at end of year	$2,180,863	$1,039,693
Supplemental disclosures of cash flow information:
Cash paid during the year for
Income taxes paid (refunds)	$0	$(2,401)
Interest	0	2,232

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies:

Significant accounting policies followed by Flight Safety Technologies, Inc. (the Company) in determining financial position and the results of operations are as follows:

Consolidation

On June 27, 2003, Flight Safety Technologies Operating, Inc. was merged into Flight Safety Technologies, Inc. All previous inter-company accounts and transactions have been eliminated and consolidated.

Nature of Business

The Company is engaged in the development of two proprietary sensor technologies: SOCRATES and UNICORN.

SOCRATES (Sensor for Optically Characterizing Ring-eddy Atmospheric Turbulence Emanating Sound) is designed to detect clear air turbulence, microbursts and aircraft generated vortices which result in hazardous conditions to safe air travel.

UNICORN (Universal Collision Obviation and Reduced Near-Miss) is a technology that is being designed based upon an arrangement of radar which gives both visual and audible warning indication of approaching aircraft to pilots.

On May 29, 1997, the Company was awarded its first contract in the amount of $1,326,335, sponsored by the Federal Aviation Administration (FAA), to commence the development and "Proof-of-Principle" of SOCRATES. During the period February 22, 1998 through May 31, 1999, the FAA had added seven modifications to this contract totaling $1,664,821.

The total contract funding for Phase I of SOCRATES in fiscal years 1997 and 1998 was $2,991,156. An additional $4,927,898 was awarded on August 29, 1999 for Phase II of SOCRATES, and Phase II was further increased to $6,041,448 on February 20, 2003. On September 30, 2003, Phase III of Socrates was funded for a total of $3,975,004 and as of May 31, 2004, the remaining funding for Phase III is $1,514,476.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies: (Continued)

The Company's Federal contract, which represents 100% of the revenues for 2004 and 2003, with modifications, was issued and is managed by The Volpe Center of the U.S. Department of Transportation. The Company submits, and receives payment on, monthly invoices, which represent progress payments covering the Company's total direct and indirect costs on the project.

The Company's primary office is in Mystic, Connecticut, and it also has offices in Baltimore, Maryland; Chicago, Illinois; and North Kingstown, Rhode Island. In addition to its full-time employees, the Company is further supported by a team of consultants and subcontractors, including Lockheed Martin Corporation, with whom the Company has a long-term Teaming Agreement, ICF Consulting Services, British Telecommunications, Alaska Native Technologies, Anteon Corporation and Georgia Tech Applied Research Corporation.

Property and Equipment

Depreciation of property and equipment is provided using the straight-line method over estimated useful lives of five years. Expenditures for major renewals and betterments, which extend the useful lives of property and equipment, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Income Taxes

Deferred taxes arise from differences in recording depreciation, amortization and net operating loss carryforwards for financial statement and tax purposes.

Off Balance Sheet Risk

The Company had amounts in excess of $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies: (Continued)

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments maturing within ninety days. As a result of the business combination with Reel Staff, Inc., the following non-cash transaction were recorded in 2003:

Accounts payable Common stock Additional paid-in capital	$31,170 5,674 37,736 $74,580

Intangible Assets

Intangible assets consist of patent costs associated with SOCRATES and UNICORN. Patents are being amortized using the straight-line method over a period of seventeen years.

Research and Development

Company sponsored research and development costs, including proposal costs and un-reimbursed expenditures for developmental activities, are charged against income in the year incurred.

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

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies: (Continued)

Per Share Data

Income or (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during each period. Potential common shares have not been included due to their anti-dilutive effect.

Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined based on the available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value at May 31, 2004, because of the short maturity of these financial instruments.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Concentration of credit risk exists with respect to contract receivables. This risk is mitigated by the fact that these receivables are with the United States Government.

Stock Compensation

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock awards, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock on the measurement date exceeds the exercise price of the employee stock award.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies: (Continued)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which services are received for issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Note 2 - Contract Receivables and Other Receivables:

At May 31, 2004 accounts receivable consisted of the following:

U.S. Government: Amounts billed Amounts not billed	$532,043 194,479 $726,522

Note 3 - Investments Available-for-Sale:

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income or loss and reported in shareholders' equity. A summary of these investments is as follows:

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 3 - Investments Available-for-Sale: (Continued)

	2004 Available for Sale
Description	Cost	Fair Value	Unrealized Holding Gains/(Losses)
Mutual bond funds	$1,999,256	$1,879,755	$(119,501)

	Held for Maturity
Description	Carrying Amount	Fair Value	Unrecognized Gains/(Losses)
Corporate bonds	$4,991,669	$4,994,920	$ 3,251
U.S. Government securities	500,002	492,655	(7,347)
	$5,491,671	$5,487,575	$(4,096)

Contractual maturities of held-to-maturity securities at May 31, 2004, are as follows:

Carrying Amount
Due in one year or less Due in 2-5 years	$4,991,669 500,002 $5,491,671

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 4 - Property and Equipment:

Property and equipment are summarized by major classifications as follows:

2004
Machinery and equipment	$263,832
Furniture and fixtures	8,007
Automobiles	134,722
Software	69,047
475,608
Less: accumulated depreciation	216,356
$259,252

Depreciation expense for the years ended May 31, 2004 and 2003 was $77,432 and $49,825, respectively.

Note 5 - Intangible Assets:

The gross patent costs as of May 31, 2004 were $183,959. Related accumulated amortization was $33,969. Amortization expense for the years ended May 31, 2004 and 2003 was $10,621 and $9,258, respectively. Amortization expense for the next five years is expected to be $12,600 per year.

Note 6 - Related Party Transactions:

The Company utilizes the lobbying services of a firm that is wholly-owned by one of the Company's directors. Total expenses related to these services were $96,244 and $74,818 for the years ended May 31, 2004 and 2003, respectively. As of May 31, 2004 and 2003, fees of $9,962 and $6,865 remained unpaid in this regard, respectively.

The Company also utilized one of its stockholders for the performance of legal services associated with the establishment of certain patents and trademarks. The total cost of these services for the years ended May 31, 2004 and 2003 were $29,777 and $34,510, respectively.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 7 - Stockholders' Equity:

Common Stock

During the year ended May 31, 2004, the Company had a public placement of 3,028,600 common shares which raised gross proceeds of $9,085,800, and after deduction of expenses, net proceeds were $7,593,138. The Company also had 850,000 warrants exercised, which raised $1,700,000.

Common Stock Options and Warrants

	Common Stock Options	Common Stock Warrants
Outstanding at May 31, 2002	609,540	121,269
Exchange pursuant to recapitalization	914,310	181,904
Options granted to non-employees	50,000	--
Exchange pursuant to recapitalization	75,000	--
Options granted to a director	125,000	--
Warrants issued with the common stock issuance	--	850,000
Outstanding at May 31, 2003	1,773,850	1,153,173
Options granted to a director	125,000	--
Warrants exercised		(850,000)
One for three reverse split	(1,265,895)	(202,101)
Public offering warrants	--	1,514,300
Public offering underwriters warrants	--	405,000
Outstanding at May 31, 2004	632,955	2,020,372

The exercise price of the options was increased from $2.00 to $6.00 as a result of the reverse split. There were no options or warrants granted to employees in 2003. Of the 632,955 options outstanding at May 31, 2004 586,080 are vested. The public offering warrants represents one warrant for each unit of common stock sold with a warrant price of $3.30. The underwriter warrants are priced at $3.60 for 270,000 and $5.40 for 135,000 warrants.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 7 - Stockholders' Equity:(Continued)

Stock based expense attributable to options issued to non-employees based on the fair value of the shares issued was $9,062 for the year ended May 31, 2004. Deferred stock based expense for the unvested portion of the options issued was $13,594. Stock based expense attributable to employees was $29,375 in 2004. Deferred stock based expense for the unvested portion of the options issued was $88,125. Stock based expense would have been $171,250 under the fair value method in SFAS No. 123. Net loss would have been $566,089 and net loss per share would have been $.09 per share.

The fair value of the options granted to employees and non-employees is estimated on the measurement date based on the Black-Scholes minimum value pricing model using the following assumptions:

	2004	2003
Risk free interest rate	3.74%	5.22%
Expected dividend yield	None	None
Expected life of the options	Three Years	Three Years
Expected volatility	40%	30%

Stock based expense attributable to common stock issued to employees (201,000 shares) based on the fair value of the shares issued was $24,522 and $24,522 for the years ended May 31, 2004, and 2003, respectively. Deferred stock based expense for the unvested portion of the stock issued was $49,014.

The stock options and warrants expire as follows:

	Stock Options	Warrants
2005	83,334	--
2006	41,667	101,072
2007	424,620	--
2008	83,334	405,000
2009	--	1,514,300
	632,955	2,020,372

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 8 - Income Taxes:

Provision for income taxes for 2004 and 2003 is as follows:

	2004	2003
Current tax	$15,895	$1,809
Deferred tax benefit	(87,420)	(731,239)
Valuation allowance	87,420	731,239
	$15,895	$1,809

Current tax for 2004 and 2003 is due to State taxes on capital. Temporary differences relate to the differences in depreciation and amortization methods used for book and tax basis, and certain accrued liabilities. The Company has recorded a valuation allowance of 100% of the deferred tax asset because it is uncertain if the asset will be realized. The Company has Federal and State net operating loss carryforwards of approximately $1,900,000, to reduce future taxable income, if any. The Federal operating losses expire in various years through 2024 and the State operating losses expire in various years through 2009. The Company also has State tax credit carryforwards of approximately $10,000, which expire in the year 2009.

Note 9 - Commitments:

The Company has leased office space at $1,600 per month in Mystic, Connecticut, which expires March 31, 2005. The Company also leases office space, on a month to month basis, in Baltimore, Maryland, from an officer of the Company at $500 per month, and in New London, Connecticut at $357 per month from the Kildare Corporation. On April 23, 2004, the Company entered into a lease for the period of June 1, 2004 to May 31, 2005, for office space in North Kingston, Rhode Island at $1,120 per month. Rent expense was $28,427 and $24,488 for the years ended May 31, 2004 and 2003, respectively.

In connection with the transfer of the UNICORN technology from Advanced Acoustical Concepts, Inc. to the Company, the Company has agreed to pay a 3% royalty on all net sales of UNICORN products. As of May 31, 2004 and 2003, no amounts have been paid under this commitment.

The Company has commitments with various firms for lobbying services totaling $144,000 for the next fiscal year.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 10 - Teaming Agreement:

In connection with SOCRATES, the Company has entered into a Teaming Agreement (as defined in the Federal Acquisition Register "FAR") with Lockheed Martin Corporation ("Lockheed"). The Company will act as the primary contractor and Lockheed will function as the primary subcontractor. The agreement is for a ten year period ending in 2007, unless terminated earlier based on specific conditions identified under this agreement. As of May 31, 2004 and 2003, the Company was liable to Lockheed for $412,239 and $129,224, respectively.

Note 11 - Recapitalization:

On September 1, 2002, the Company's stockholders in exchange for 96.54% of its common and preferred stock received a 53% interest in another corporation (Reel Staff, Inc.). This transaction resulted in a business combination treated as a reverse acquisition and recapitalization whereby Flight Safety Technologies, Inc. became the surviving entity. Then Reel Staff, Inc. changed its name to Flight Safety Technologies, Inc. The stock exchange rate was two and one half shares of Reel Staff, Inc. for every share of preferred and common stock tendered by the existing stockholders of Flight Safety Technologies, Inc. The result was the issuance of 7,611,775 shares of common stock. In conjunction with the share exchange the Company issued 850,000 shares of common stock in a private placement. The private placement raised gross proceeds of $1,700,000, and after deduction of expenses, net proceeds were $1,529,643. The Proforma operating results of this transaction as of the beginning of the reporting years would be as follows:

2003
Net sales	$ 1,093,097
Operating expenses	$(2,040,898)
Net loss	$ (943,974)
Net loss per share	$ (.24)

Effective December 31, 2003, the Company completed a 1 for 3 reverse stock split. Common stock outstanding was reduced by 10,598,423 and common stock was decreased by $10,598, with a corresponding increase in additional paid-in-capital. The weighted average number of shares decreased by 7,896,134 and net loss per share increased by $(.16) for 2003.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements

For The Years Ended May 31, 2004 and 2003

Note 12 - Subsequent event:

The Company received notice on July 30, 2004 that a purported class action suit was filed that asserted claims under section 10b of the Securities Exchange Act of 1934. The Company believes the claims are without merit and intends to vigorously contest them.