Form 10QSB
period 2004-08-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2004-10-08
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	August 31, 2004

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

28 Cottrell Street, Mystic, Connecticut 06355

(Address of principal executive offices)

(860) 245-0191

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒      No ☐

The number of shares of common stock outstanding as of October 8, 2004 was 8,215,110 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
August 31, 2004 and May 31, 2004

	(Unaudited) August 31, 2004	(Audited) May 31, 2004
Assets
Current assets:
Cash	$2,760,786	$2,180,863
Contract receivables	406,950	532,043
Other receivables	257,108	194,479
Investments	5,842,389	6,871,424
Other Current Assets	20,847	28,840
Total current assets	9,288,080	9,807,649
Property and equipment, net of accumulated depreciation of $242,881 and $216,356 respectively	289,237	259,252
Other Assets:
Intangible assets, net of accumulated amortization of $36,909 and $33,969 respectively	147,050	149,990
Investments	500,002	500,002
	647,052	649,992
	$10,224,369	$10,716,893
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$377,872	$615,911
Accrued expenses	135,440	141,259
Total current liabilities	513,312	757,170

Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized	----	-----
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,410 shares issued.	8,331	8,331
Additional paid-in-capital	13,105,863	13,105,863
Treasury Stock, 116,300 shares at cost	(199,827)	----
Accumulated other comprehensive loss	(134,754)	(119,501)
Unearned stock compensation	(134,992)	(150,733)
Accumulated deficit	(2,933,564)	(2,884,237)
	9,711,057	9,959,723
	$10,224,369	$10,716,893

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations
(Unaudited)
For The Three Month Period Ended August 31, 2004 and 2003

	Three Months Ended August 31
	2004	2003
Contract Revenues	$ 1,435,952	$ 532,215
Cost and expenses:
Cost of revenues	1,011,844	358,884
Research and development	82,555	27,826
Selling, general and administrative	410,437	353,711
Depreciation and amortization	21,783	18,961
	1,526,619	759,382
Loss from operations	(90,667)	(227,167)
Other income (Expense):
Interest income	48,255	978
Interest expense	--	--
	48,255	978
Loss before provision for income taxes	(42,412)	(226,189)
Provision for income taxes	6,915	452
Net Loss	$(49,327)	$(226,641)

Unrealized losses on investments: Unrealized holding, losses on investments arising during the period	(15,253)	0

Comprehensive (loss)	(64,580)	(226,641)
Net Loss Per Share
Basic	$ (.01)	$ (.04)
Weighted Average Number of Shares Outstanding
Basic	8,215,110	5,078,179

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders Equity (Deficit)
(Unaudited)
For The Three Months Ended August 31, 2004 and 2003
	Common Stock		Accumulated Other Comprehensive loss	Treasury Stock		Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount
Balance at May 31, 2003	14,757,104	$14,757	---	$	---	$3,687,523	$(96,192)	$(2,460,023)	$1,146,165
Amortization of unearned stock comp.	--	--	--		--	--	8,396	--	8,396
Net proceeds from issuance of common stock	850,000	850	--		--	1,699,150	--	--	1,700,000
Minority Interest	294,129	294	--		--	882	--	--	1,176
Net Loss	--	--	--		--	--	--	(226,641)	(226,641)
Balance at August 31, 2003	15,901,233	$15,901	$--		$--	$5,387,655	$(87,796)	$(2,686,664)	$2,629,096

Balance at May 31, 2004	8,331,410	$8,331	$(119,501)		$--	$13,105,863	$(150,733)	$(2,884,237)	$9,959,723
Amortization of unearned stock comp.	--	--	--		--	--	15,741	--	15,741
Other Comprehensive loss	--	--	(15,253)		--	--	--	--	(15,253)
Purchase of Treasury stock	--	--	--		(199,827)	--	--	--	(199,827)
Net loss	--	--	--		--	--	--	(49,327)	(49,327)
Balance at August 31, 2004	8,331,410	$8,331	(134,754)		$(199.827)	$13,105,863	$(134,992)	$(2,933,564)	$9,711,057

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flows
(Unaudited)
For The Three Months Ended August 31, 2004 and 2003

	Three Months Ended August 31
	2004	2003
Cash flows from operating activities:
Net loss	$ (49,327)	$ (226,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,465	18,961
Non-cash compensation - common stock	15,741	8,396
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	125,093	(74,160)
(Increase) decrease in other receivables	(62,629)	1,210
(Increase) decrease in other current assets and other assets	7,993	(58,242)
Increase (decrease) in accounts payable and accrued expense	(243,858)	18,926
Net cash used in operating activities	(177,522)	(311,550)
Cash flows from investing activities:
Purchases of property and equipment	(56,510)	(153,606)
Payments for patents and other costs	--	(12,801)
Net cash used in investing activities	(56,510)	(166,407)
Cash flows from financing activities:
Proceeds from Sale of Investments	1,013,782	--
Purchase of Treasury Stock	(199,827)	--
Proceeds from issuance of common stock	--	1,700,000
Net cash provided by financing activities	813,955	1,700,000
Net increase (decrease) in cash and cash equivalents	579,923	1,222,043
Cash and cash equivalents at beginning of year	2,180,863	1,039,693
Cash and cash equivalents at end of quarter	$ 2,760,786	$ 2,261,736
Supplemental disclosures of cash flow information:
Cash paid during the quarter for
Income taxes paid	$ 16,663	$ --
Interest	--	--

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Notes To The Financial Statements
(Unaudited)
For The Three Months Ended August 31, 2004 and 2003

The financial statements presented herein are unaudited. In the opinion of our management, these financial statements included all adjustments necessary for a fair presentation of the financial position. Results for the three months ended August 31, 2004 and 2003 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2004 and May 31, 2003 which are included in our annual report on Form 10-KSB filed on August 25, 2004.

Note 1. Summary of Significant Accounting Policies:

Cash

Cash represents cash on hand of $234,013 in checking accounts, $501,773 in money market accounts and $2,025,000 in mutual funds as of August 31, 2004. Money market accounts earn interest at approximately 1.05% and mutual funds at approximately 1.70% (per annum).

Income Taxes

As of May 31, 2004 we had federal and state net operating loss carryforwards of approximately $1,900,000, to reduce future taxable income, if any. The federal operating losses expire in various years through 2024 and the state operating losses expire in various years through 2009. We also have state tax credit carryforwards of approximately $10,000, which expire in the year 2009.

Research and Development

Our sponsored research and development costs, including proposal costs and unreimbursed expenditures for developmental activities are charged against income in the year incurred.

Revenue and Cost Recognition

We recognize income from contracts under the percentage of completion method of accounting for financial reporting purposes. Revenues are measured by the ratio of the costs incurred to date divided by the estimated total costs for each contract. Contracting costs include all direct material, labor and subcontracting costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue related to claims is recorded at the lesser of actual costs incurred or the amount expected to realized.

Intangible Assets

Intangible assets consist of patent costs totaling $183,959 with accumulated amortization of $36,909. Amortization expense for the three months ended August 31, 2004 was $2,940. Amortization expense for each of the next five years is expected to be approximately $11,760.

Note 2. Interim Financial Information (Unaudited):

Our interim financial statements for the three months ended August 31, 2004 and 2003, included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 3. Equity Transactions:

During the three months ended August 31, 2003, 850,000 common stock warrants were exercised at $2.00 resulting in proceeds to us of $1,700,000. As of June 27, 2003, we acquired 100% of the common and preferred stock of our subsidiary, FSTO and, effective that date, FSTO was merged into us pursuant to a short form merger under Delaware and Nevada law.

We completed a 3-for-1 reverse stock split effective December 31, 2003. On February 4, 2004, in conjunction with a public underwritten offering, we sold 1,350,000 units at $6.00 per unit, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $3.30 a share. On February 13, 2004, we issued an additional 164,300 units at the request of the managing underwriter to cover over-allotments. As a result of these issuances, our common stock outstanding increased by 3,028,600 shares to 8,331,410 shares. We received gross proceeds of $9,085,800 and had expenses for this issuance of $1,491,482 resulting in net proceeds from the issuances of $7,594,318. Below is a summary of shares issued.

Common stock on May 31, 2003
Common stock warrants exercised July 10 to August 8, 2003
Merger shares July 11, 2003 - minority shares tendered
Reverse stock split 3 for 1 - December 31, 2003
Common stock issuance - February 5, 2004
Common stock issuance - February 13, 2004
Total common stock issued as of August 31, 2004

14,757,104 850,000 294,129 (10,598,423) 2,700,000 328,600 8,331,410

Note 4. Investments Available-for-Sale:

We classify our debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income or loss and reported in shareholders' equity. A summary of these investments is as follows:

August 31, 2004 Available for Sale
Description	Cost	Fair Value	Unrealized Holding Gain/(Losses)
Mutual bond funds	$999,256	$864,502	$(134,754)

Held to Maturity
Description	Carrying Amount	Fair Value	Unrecognized Holding Gain/(Losses)
Corporate bonds U.S. Government Securities	$4,978,125 500,002 $5,478,127	$4,982,210 493,595 $5,475,805	$ 4,085 (6,407) $(2,322)

Contractual maturities of held-to-maturity securities at May 31, 2004 are as follows:

Carrying Amount
Due in one year or less Due in 2-5 years	$4,978,125 500,002 $5,478,127

Note 5. Treasury Stock

During the period from June 2, 2004 to June 17, 2004 we purchased 116,300 shares of our common stock in the open market at an average price of $1.71 for a total price of $199,827. The repurchase was authorized pursuant to a stock repurchase plan approved by our Board of Directors.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three month period ending August 31, 2004 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", "could", "can", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. Such statements are based on currently available information which management has assessed but which is dynamic and subject to rapid change due to risks and uncertainties that affect our business, including, but not limited to, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement WVAS at all or with the inclusion of a SOCRATES wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, goals, assumptions or future events or performance are not statements of historical fact and may be forward looking statements. Forward looking statements involve a number of risks and uncertainties which could cause actual results or events to differ materially from those presently anticipated. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes known as WVAS, that NASA is developing. We estimate the appropriations to the FAA totaled approximately $9.6 million in U.S. fiscal years 1997 through 2000 for research and development of our SOCRATES wake vortex sensor; and NASA appropriations for research and development of our SOCRATES wake vortex sensor totaled approximately $13.5 million in U.S. fiscal years 2001 through 2003. From these amounts, we have received three contracts aggregating approximately $13 million. As of August 31, 2004, we have recognized an aggregate of approximately $12.9 million of contract revenue, of which we have been paid $12.3 million. Our current SOCRATES government contract backlog is approximately $0.1 million.

We have entered into these contracts with the Volpe National Transportation Systems Center of the U.S. Department of Transportation ("Volpe"). Volpe funds our contracts when, as, and if it and other sponsoring federal agencies approve a statement of work and specific task orders under the statement of work. When funded, we invoice the federal government monthly based on our direct costs, including overhead and general and administrative plus a fixed fee for that month and typically receive payment by electronic wire transfer within two weeks of invoicing. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, R&D costs we incur over certain cost caps set by the U.S. government, or costs incurred while our contracts are not funded, are not reimbursable under our government contracts and have been funded primarily by proceeds of offerings of our equity.

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

On September 30, 2003, we received our third successive sole source contract from Volpe, titled Phase III SOCRATES, for an aggregate of $3.975 million to continue work on developing our SOCRATES wake vortex sensor. We used these funds to expand our current SOCRATES wake vortex sensor from its present four beam configuration (which was tested at the Denver International Airport in September of 2003) to eight beams and began further expansion to sixteen beams. This contract is being funded from a U.S. fiscal year 2003 Omnibus Appropriation of $4.5 million to the NASA budget for research, development and testing of our SOCRATES wake vortex sensor as part of a NASA/DOT/FAA development of WVAS for use at major airports.

For U.S. fiscal year 2004, an additional $5 million NASA appropriation specifically for continued work on project SOCRATES has been enacted into law. If and when our sponsoring agencies approve an extension of our contract, statements of work, and appropriate work orders, we expect to receive a contract extension for a substantial portion of this funding which would complete the expansion to 16 beams and include an airport test of the expanded 16-beam SOCRATES wake vortex sensor. As of August 31, 2004, we believe our portion of the $5 million will be approximately $3.2 million and that the funding should be available before November 30, 2004.

On July 22, 2004 the US House of Representatives Committee on Appropriations recommend an additional $5 million to be added to the U.S. fiscal year 2005 NASA budget for continued research and development on Project SOCRATES. The full House of Representatives and the US Senate have not yet acted on this appropriations bill and are not expected to do so until the U.S. Congress reconvenes after the November elections. If each chamber approves a bill, any differences would be reconciled in a House/Senate conference. Following Senate/House conference approval, the appropriations bill must then be passed in final form by each house and signed by the President into law. Thereafter, we must negotiate and execute a contract and obtain approval for specific work orders before we receive contract revenue from such funding. While we expect to receive a portion of these funds there is no assurance as to how much, if any, of these funds will be received by us.

We believe the federal government has indicated a long-term interest in the development of a wake vortex advisory system and our SOCRATES wake vortex sensor will be well positioned, successfully developed and tested, for inclusion in such a system. However, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. Such delays or reductions will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES or UNICORN technologies and to market our products. Reduction of or delays in contract funding from the federal government could delay achievement of or increase in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

We also are pursuing development of a collision and ground proximity warning system for small aircraft we refer to as UNICORN. We believe that UNICORN may have application to unmanned air vehicles operated for a variety of private and governmental purposes. We have entered into three significant research and development contract commitments aggregating $350,000 for different aspects of this project.

We have experienced significant losses since our inception. The net loss for our fiscal year ended May 31, 2004 was $424,214 compared to the net loss of $943,974 in fiscal year ended May 31, 2003. The loss for our fiscal year ended May 31, 2003 was caused primarily by three factors: (1) unallowable expenses under our government contract, (2) rate ceilings; and (3) expenses during unfunded periods for SOCRATES research and development. With the reinstatement of the government contract funding, the loss for our fiscal year ended May 31, 2004 was caused by the remaining two factors: (1) rate ceilings during the first six months and (2) unallowable expenses under our government contract.

Our third consecutive government contract that we received on September 30, 2003 does not include rate ceilings. If the government deems our allowable expenses to be reasonable, the absence of rate ceilings should eliminate a second significant source of losses in previous years. We will continue to incur certain unallowable expenses or could incur allowable expenses the government deems unreasonable, and we remain subject to the risk of further delay, reduction or elimination in federal contract funding. However, it is our view that the elimination of rate ceilings is a significant improvement to our historical contract terms.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed these estimates and assumptions with our finance and audit committee. At this point in our operations, subjective judgements do not have a material impact on our financial statements. However, the Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate of 80% and general administrative rates of 35% for fiscal year 2004 and rates of 81% and 29% respectively for the three months ended August 31, 2004. We believe all component costs have been ordinary and necessary and are reasonable. The government, upon audit, may not support our view and may deem such expenses to be unreasonable for a company of our size. We have made certain adjustments to provide for such a contingency. Since there is a high degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments. If any such adjustments are required, they would reduce the other receivables reflected on our balance sheet.

Results of Operations

For the periods ended August 31, 2004 and August 31, 2003

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our three successive SOCRATES wake vortex sensor research and development contracts with the federal government. Revenues under our government contracts are booked as contract sales when earned.

Contract revenue for the three month period ending August 31, 2004 was $1,435,952. This is a 170% increase compared to the contract revenue of $532,215 for the three month period ending August 31, 2003. These results principally reflect new government contract funding for SOCRATES and a larger amount of contract work that we completed and billed in our fiscal year 2004. As of August 31, 2004, our contract receivables against our government contracts are $406,950.

Direct Contract Costs. Subcontractor, consultant and direct labor expenses comprise our direct contract costs. Direct contract costs for the three month period ending August 31, 2004 were $1,011,844, compared to $358,884 for the three month period ending August 31, 2003. The three month results principally reflect the 170% increase in contract revenue and a 162% increase in subcontractor cost for the three months ended August 31, 2004 compared to the three months ended August 31, 2003.

When our government contract is funded, charges to direct costs do not generally impact our operating income because each contract covers its own direct costs. However, during periods when our government contract is not funded or the actual direct cost of a specific task order exceeds its budgeted funding and the government is not willing to reallocate direct costs between task orders, any such costs we may incur are not reimbursable and must be funded from our own resources. Total direct and indirect expenses during August 2004 that could not be billed on our contract totaled $73,910.

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates, for our first two government contracts, were subject to ceilings, which were set at 70% for overhead and 20% for general and administrative. Our third contract is not limited by rate ceilings. Instead, we submitted provisional billing rates of 83% for overhead and 29% for general and administrative for our fiscal year ending May 31, 2005 which are based on forecasted direct and indirect costs and were audited by the Defense Contract Audit Agency and approved by Volpe on September 13, 2004. Under our present government contract for SOCRATES, our actual rates will be based on actual allowable costs incurred which we will submit to the government for audit at the end of our fiscal year. When our actual rates have been audited, we will adjust our government contract billings higher or lower to reflect the audited actual rates versus the previous estimated provisional billing rates. Our historical rates are shown below.

Overhead Rates General and Admin. Rates	For Year Ended 5-31-03 89% 67%	For Year Ended 5-31-04 80% 35%	For Three Months Ended 08-31-04 81% 29%

The above rates for each of the previous periods include only allowable operating expenses and have been lower over the last three years due to increased contract funding and the increase in our direct cost base. We believe these rates will remain approximately equal to our current provisional billing rates of 83% for overhead and 29% for general administration during our fiscal year ending May 31, 2005, although we can make no assurance in this regard.

Unreimbursable non-contract costs include: 1) expenses considered unallowable per Federal Acquisition Regulations (FAR), such as lobbying and financing costs, 2) over ceiling expenses, and/or 3) operating expenses and direct costs incurred during unfunded periods or attributable to specific tasks that have reached funding limits set in the statement of work. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources. To date, these sources consist primarily of proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Non-contract costs are detailed below:

For the 3 Months Ending (Unaudited)
	08-31-04	08-31-03
1. Unallowable expenses (1) & (2) 2. Over-ceiling expenses 3. Expenses during unfunded period Total	$89,990 0 73,910 $163,900	$ 131,721 99,735 0 $231,456

Notes:

(1)   Includes $15,741 of stock based compensation expense for the 3 months-ended 08-31-04.
(2)   Includes $8,396 of stock based compensation expense for the 3 months-ended 08-31-03.

Our total selling, general and administrative expense consist of unallowable and allowable expenses and for the three month period ending August 31, 2004 was $410,437 compared to $353,711 for the same periods in 2003.

Unallowable selling, general and administrative expenses for the three month period ending August 31, 2004 were $89,990 and decreased by $41,731 over the three month period ended in 2003 primarily due to less expense for lobbying and marketing for the three months ending August 31, 2004.

Allowable selling, general, and administrative expenses for the three month period ended August 31, 2004 totaled $320,447 compared to $221,990 for the three month period ended August 31, 2003. The increase of $98,457 for the three months ended August 31, 2004 over the three months ended August 31, 2003 was primarily due to an increase in expenses associated with having three additional full time employees and one additional office.

Expenses during unfunded period of $73,910 for the three month period ending August 31, 2004 represents direct and indirect expenses on several tasks that reached their funding limit under our government contract and therefore could not be billed. These tasks are ongoing and we have committed to continue to pay the costs of these tasks until we receive the next funding, which we expect will cover these tasks going forward.

Over-ceiling expenses and expenses during unfunded periods fluctuate from period to period due to the timing of unfunded periods. We expect to receive additional funding by the end of our second quarter, i.e., November 30, 2005, which should eliminate the expenses during unfunded period category for the third and fourth quarter of our fiscal year 2005. We are no longer subject to rate ceilings which eliminated the over-ceiling expense category during the second quarter of our fiscal year 2004 and we believe will eliminate the over-ceiling category for all of our fiscal year 2005.

Profit or Loss

Our net loss for the three month period ended August 31, 2004 was $49,327. We also have reported an unrealized holding loss of $15,253, and consequently our comprehensive loss for these three months is $64,580, compared to a net loss of $226,641 for the same period in 2003. In our previous two quarters ended February 29, 2004 and May 31, 2004, we were fully funded under our government contracts and earned a profit of $6,411 and $11,737, respectively. The loss for the three month period ended August 31, 2004 was caused by: (1) unallowable expenses under our government contract and (2) expenses during unfunded periods.

Liquidity and Capital Resources

Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our funded contract backlog on our third contract as of August 31, 2004 is $97,085 compared to $604,796 for our fiscal quarter ended August 31, 2003 and $1,514,315 at the end of our fiscal year ended May 31, 2004.

Our aggregate cash and investments were $9,103,177 as of August 31, 2004 compared to $2,261,736 on August 31, 2003 and $9,552,289 as of May 31, 2004. The increase as of August 31, 2004 over August 31, 2003 was attributable to the sale of 3,028,600 shares of common stock with net proceeds of $7,594,138, less the operating losses for the period from September 1, 2003 to August 31, 2004, capital additions during the twelve month period ending August 31, 2004 of $127,709 and our purchase of our common stock at an aggregate cost of $199,827 in June 2004. The capital addition consisted primarily of the purchase of one company car and computers and software for our new office and for other computers and software that needed to be replaced or upgraded. The decrease as of August 31, 2004 compared to May 31, 2004 was primarily due to a reduction in accounts payable of $243,858, capital additions of $56,510 and purchase of common stock.

As of August 31, 2004, we had other receivables of $257,108 compared to $55,649 as of August 31, 2003 and $194,479 as of May 31, 2004. The increase relative to August 31, 2003 was primarily due to $155,497 of unbilled government contract receivables. The $155,497 increase represents the difference between overhead and general administrative rates billed using provisional rates of 73% and 28%, respectively, and the actual rates of 80% and 35%, for fiscal year 2004 and 81% and 29% for the three months ended August 31, 2004, applied to our direct costs incurred in our Phase III SOCRATES contract to date. At the end of each year, after our rates have been audited by the D.C.A.A., our final government billing for the period is adjusted to reflect the actual allowable overhead and general administrative cost incurred.

As of August 31, 2004, we had total current liabilities, including accounts payable, of $513,312 compared to $391,411 of current liabilities as of August 31, 2003 and $757,170 as of May 31, 2004. Accounts payable as of August 31, 2004 were $377,872, which included approximately $265,000 to our subcontractor, Lockheed Martin Corporation, $48,000 for legal expenses and $65,000 in other expenses, compared to accounts payable as of August 31, 2003 of $288,597, which included approximately $131,000 to Lockheed Martin, $22,000 for legal fees and $135,000 in other expenses.

We anticipate that our funded contract balance for our third contract of $97,085 as of August 31, 2004 will only partially fund our direct and indirect costs for September 2004 and that the government will not fund us in October and November 2004. For the quarter ending November 30, 2004, we have budgeted and expect to incur approximately $550,000 in direct and indirect costs for SOCRATES research and development that will not be funded by our government contract, and approximately $100,000 in unallowable expenses. Assuming we operate within budget, as to which we can make no guaranty or assurance, at the end of our fiscal quarter ending November 30, 2004, we estimate our available cash and investments should be approximately $8,450,000. We have budgeted and expect to incur a total of $250,000 of unallowable expenses in the third and fourth quarters of our fiscal year ending May 31, 2005, and assuming we operate within budget, as to which we can make no guaranty or assurance, at the end of our fiscal year ending May 31, 2005, we estimate our available cash and investments should be approximately $8,200,000.

We expect to receive approximately $3,200,000 of additional contract funding from a $5 million appropriation to NASA for project SOCRATES contained in the recently enacted U.S. Fiscal Year 2004 Consolidated Appropriations Bill, if and when our sponsoring agencies extend our Phase III SOCRATES contract by issuing a contract modification which will include work orders to us. As of this date, we have received, from our sponsoring agency, the planned statement of work for the $3.2 million and are waiting for their formal request to submit a cost and technical proposals for review and approval of the government. The timing for release of such request is not clear. However, we expect to receive the contract modification for additional funding of approximately $3.2 million by November 30, 2004. Any delay in obtaining a contract extension also might require us to draw upon our cash during the third quarter of our current fiscal year to fund our operations.

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

To date, we have incurred significant net losses, including net losses of $424,214 for our fiscal year ended May 31, 2003 and $49,327 for the three months ended August 31, 2004 (compared to net income of $6,411 for the three months ended February 29, 2004 and net income of $11,737 for the three months ended May 31, 2004). On August 31, 2004, we had an accumulated deficit of $2,933,564. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES or UNICORN technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES or UNICORN-based products, the continuation of Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES, our ability to obtain additional financing, approval of our SOCRATES or UNICORN-based products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

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

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES patent. Lockheed Martin Corporation has told us that it was prevented from previously disclosing the patent to us because of a government secrecy order. After consultation with counsel, including our patent counsel, we strongly believe that the Lockheed Martin Corporation patent will not impair the value of our SOCRATES patent because our SOCRATES patent is aimed at improving air traffic safety, a use not contemplated by the Lockheed Martin Corporation patent. Furthermore, it is our position that Lockheed Martin Corporation acknowledged and accepted our invention of the SOCRATES technology in the Teaming Agreement between us in May 1997. We have met with Lockheed Martin Corporation to discuss the matter and potential opportunities relating to our SOCRATES patent. At the meeting, Lockheed Martin Corporation stated that it does not agree with our position. Nevertheless, management of both companies acknowledged the value and strength of the relationship and the desire to preserve it. We are conducting further discussions with Lockheed Martin Corporation on potential ways to expand and extend the relationship and believe the outcome of such discussions will resolve any intellectual property concerns. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

We may need to raise additional capital.

While we completed a public offering in February of 2004 resulting in gross proceeds of approximately $8.4 million (net of the underwriting discount), we cannot be certain that such financing will be adequate or sufficient for our future needs. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES and UNICORN-based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

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

We have taken certain steps to preserve our rights in our SOCRATES-related technologies under our contracts with the federal government. However, as is the case with all research and development contracts funded by the federal government, the Federal Acquisition Regulations provide that, under certain circumstances, the federal government may have paid-up rights to use, or have used on its behalf, our SOCRATES-related technologies. We do not expect that the federal government will attempt to use our SOCRATES-related technologies without compensating us. Nevertheless, if the federal government attempts to exercise these rights, it is difficult to predict what effect, if any, it may have on us. If the federal government succeeds in exercising these rights, it may have a material adverse effect on our business operations and financial performance, which could negatively affect the value of our stock.

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

The air safety systems and air traffic control industries are already highly competitive. Other industry participants could develop or improve their own systems to achieve the cost efficiencies and value that we believe our products will provide upon successful completion of research and development. Additional companies may enter the market with competing systems as the size and visibility of the market opportunity increases. In addition, the government could cause us to compete against other companies for research and development or production and deployment of our SOCRATES wake vortex sensor, when and if we successfully complete its development. Many of our potential competitors have longer operating histories, greater name recognition, substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Competition could reduce our revenues and margins and have a material adverse effect on our operations.

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

You should carefully read and evaluate this entire Form 10-QSB and our current SEC filings including the risks it describes and not consider or rely upon any statement, information or opinion about us that is not contained in this Form 10-QSB and our current SEC filings.

Certain statements, information and opinions about us have appeared and may continue to appear in published news reports, analysts reports, other media sources and our web site. Some of the information contained in these reports or sources may not be material to understanding our business or may be out of date, erroneous or inconsistent with that disclosed in this Form 10-QSB and our current SEC filings. In making a decision to invest in our securities, you should not rely upon any of these statements, information or opinions and should only rely upon, consider and carefully evaluate the information and risks contained in this Form 10-QSB and our current SEC filings.

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

The market price of the securities of a pre-commercial, research and development stage aviation technology company, such as ours, can be especially volatile. Thus, the market price of our securities could be subject to wide fluctuations. In fact, the trading volume and price of our shares have fluctuated greatly. Subject to the information set forth in this Form 10-QSB, we are unaware of any specific reasons for this volatility and cannot predict whether or for how long it will continue.

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

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and certain of our officers and current directors are defendants in pending litigation (as described in Item 1. Legal Proceedings of this Form 10-QSB) that alleges violations of federal securities laws. We firmly believe that the claims contained in the complaint are without merit and intend to conduct a vigorous defense in this matter. However, defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,215,110 shares of our common stock outstanding. Of our outstanding shares, 7,001,642 are registered and eligible for public trading. Not included in the foregoing are 119,069 shares of our common stock that we may register for certain of our stockholders.

Based upon shares currently outstanding, and assuming no exercise of options or warrants outstanding, 1,137,628 shares are subject to contractual lock-up agreements with The Shemano Group, Inc., pursuant to which the holders of these shares have agreed not to sell their shares before April 28, 2005. Of the remaining restricted shares, 98,044 will be freely tradable after June 27, 2005.

Certain events could result in a dilution of your ownership of our common stock.

We currently have 8,215,110 shares of common stock outstanding and 2,653,327 common stock equivalents outstanding, including warrants and options. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 26.4% of our outstanding common stock (including common stock issuable to such person or group within 60 days after October 8, 2004). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Item 3. Controls and Procedures.
(a)

Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)

Changes in internal controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of August 31, 2004, we were not a party to any pending legal proceeding. However, as previously reported, in December 2003, we learned that the SEC staff is conducting an informal investigation that appears to be looking into certain analyst reports about us, and our press releases. The SEC staff has not asserted that we have acted improperly or illegally. We have voluntarily agreed to cooperate fully with the staff's informal investigation. We believe that we have acted properly and legally with respect to these analyst reports and our press releases. We can neither predict the length, scope, or results of the informal investigation nor its impact, if any, on us or our operations.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.
Exhibit No.	Description
3.1 3.2 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 31.1 31.2 32.1 32.2

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

*Submitted herewith.

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

(b) Reports on Form 8-K

On August 2, 2004, we filed a Current Report on Form 8-K. The report contained an Item 5 Other Events and Regulation FD disclosure announcing that we had received notice that a purported class action lawsuit was filed against us.

On August 25, 2004, we filed a Current Report on Form 8-K. The report contained an Item 7.01 Regulation FD disclosure announcing that we had released on our website a newsletter to our shareholders.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
October 8, 2004	By:

Samuel A. Kovnat Chairman and Chief Executive Officer
October 8, 2004	By:

David D. Cryer Chief Financial Officer, Secretary, Treasurer