Form 10QSB
period 2004-11-30
FLIGHT SAFETY TECHNOLOGIES INC
filed 2005-01-14
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	November 30, 2004

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☒      No ☐

The number of shares of common stock outstanding as of January [__], 2005 was 8,215,110 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
as of
November 30, 2004 and May 31, 2004

	(Unaudited) November 30, 2004	(Audited) May 31, 2004
Assets
Current assets:
Cash	$2,154,917	$2,180,863
Contract receivables	39,353	532,043
Other receivables	480,999	194,479
Investments	5,851,009	6,871,424
Inventory	108,042	---
Other current assets	27,267	28,840
Total current assets	8,661,587	9,807,649
Property and equipment, net of accumulated depreciation of $269,405 and $216,356 respectively	263,257	259,252
Other Assets:
Intangible assets, net of accumulated amortization of $39,850 and $33,969 respectively	147,398	149,990
Investments	500,002	500,002
	647,400	649,992
	$9,572,244	$10,716,893
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$190,905	$615,911
Accrued expenses	147,114	141,259
Total current liabilities	338,019	757,170
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,410 shares issued	8,331	8,331
Additional paid-in-capital	13,105,863	13,105,863
Treasury Stock, 116,300 shares at cost	(199,827)	----
Accumulated other comprehensive loss	(142,470)	(119,501)
Unearned stock compensation	(119,251)	(150,733)
Accumulated deficit	(3,418,421)	(2,884,237)
	9,234,225	9,959,723
	$9,572,244	$10,716,893

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
For The Three and Six Month Period Ended November 30, 2004 and 2003

	Three Months 2004	Six Months 2004	Three Months 2003	Six Months 2003
Contract Revenues	$ 437,989	$ 1,873,941	$ 762,252	$ 1,294,467
Cost and expenses:
Cost of revenues	291,544	1,303,388	552,928	911,812
Research and development	102,091	184,646	59,540	76,657
Selling, general and administrative	554,155	964,592	348,157	712,577
Depreciation and amortization	21,783	43,566	18,961	37,922
	969,573	2,496,192	979,586	1,738,968
Loss from operations	(531,584)	(622,251)	(217,334)	(444,501)
Other income (Expense):
Interest income	53,642	101,897	1,815	2,793
Interest expense	--	--	--	--
	53,642	101,897	1,815	2,793
Loss before provision for income taxes	(477,942)	(520,354)	(215,519)	(441,708)
Provision for income taxes	6,915	13,830	202	654
Net Loss	(484,857)	(534,184)	(215,721)	(442,362)

Other Comprehensive Income (Loss)
Unrealized losses on investments Unrealized holding, losses on investments arising during the period	(7,716)	(22,969)	--	--
Comprehensive (loss)	$(492,573)	$(557,153)	$(215,721)	$(442,362)
Net Loss Per Share
Basic	$ (.06)	$ (.07)	$ (.03)	$ (.07)
Weighted Average Number of Shares Outstanding
Basic	8,215,110	8,215,110	6,360,493	6,227,154

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders Equity (Deficit)
(Unaudited)
For The Six Months Ended November 30, 2004 and 2003
	Common Stock		Accumulated Other Comprehensive loss	Treasury Stock		Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount
Balance at May 31, 2003	14,757,104	$14,757	---	$	---	$3,687,623	$(96,192)	$(2,460,023)	$1,146,165
Amortization of unearned stock comp.	--	--	--		--	--	16,792	--	16,792
Net proceeds from issuance of common stock	850,000	850	--		--	1,699,150	--	--	1,700,000
Minority Interest	294,129	294	--		--	882	--	--	1,176
Net Loss	--	--	--		--	--	--	(442,362)	(442,362)
Balance at November 30, 2003	15,901,233	$15,901	$--		$--	$5,387,655	$(79,400)	$(2,902,385)	$2,421,771
Balance at May 31, 2004	8,331,410	$8,331	$(119,501)		$--	$13,105,863	$(150,733)	$(2,884,237)	$9,959,723
Amortization of unearned stock comp.	--	--	--		--	--	31,482	--	31,482
Other Comprehensive loss	--	--	(22,969)		--	--	--	--	(22,969)
Purchase of Treasury stock	--	--	--		(199,827) )	--	--	--	(199,827)
Net loss	--	--	--		--	--	--	(534,184)	(534,184)
Balance at November 30, 2004	8,331,410	$8,331	(142,470)		$(199,827)	$13,105,863	$(119,251)	$(3,418,421)	$9,234,225

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flows
(Unaudited)
For The Six Months Ended November 30, 2004 and 2003

	Six Months Ended November 30,
	2004	2003
Cash flows from operating activities:
Net loss	$ (534,184)	$ (442,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,930	37,922
Non-cash compensation - common stock	31,482	16,792
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	492,690	(203,456)
(Increase) decrease in other receivables	(286,520)	(17,795)
(Increase) decrease in other current assets and other assets	1,573	(219,184)
(Increase) decrease in inventory	(108,042)	---
Increase (decrease) in accounts payable and accrued expense	(419,151)	230,733
Net cash used in operating activities	(763,222)	(597,350)
Cash flows from investing activities:
Proceeds from sale of investments	997,446	---
Purchases of property and equipment	(57,054)	(220,759)
Payments for patents and other costs	(3,289)	(17,300)
Net cash used in investing activities	937,103	(238,059)
Cash flows from financing activities:
Purchase of treasury stock	(199,827)	--
Proceeds from issuance of common stock	--	1,700,000
Net cash provided by financing activities	(199,827)	1,700,000
Net increase (decrease) in cash and cash equivalents	(25,946)	864,591
Cash and cash equivalents at beginning of year	2,180,863	1,039,693
Cash and cash equivalents at end of quarter	$ 2,154,917	$ 1,904,284
Supplemental disclosures of cash flow information:
Cash paid during the quarter for
Income taxes paid	$ 16,663	$ --
Interest	--	--

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Six Months Ended November 30, 2004 and 2003

The financial statements presented herein are unaudited. In the opinion of our management, these financial statements included all adjustments necessary for a fair presentation of the financial position. Results for the three months and six months ended November 30, 2004 and 2003 are not necessarily indicative of results for the entire year. The accompanying financial statements should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2004 and May 31, 2003 which are included in our annual report on Form 10-KSB filed on August 25, 2004.

Note 1. Summary of Significant Accounting Policies:

Cash

Cash represents cash on hand of $101,893 in checking accounts, $528,024 in money market accounts and $1,525,000 in mutual funds as of November 30, 2004. Money market accounts earn interest at approximately 1.05% and mutual funds at approximately 1.91% (per annum).

Income Taxes

As of May 31, 2004 we had federal and state net operating loss carryforwards of approximately $2,000,000, to reduce future taxable income, if any. The federal operating losses expire in various years through 2024 and the state operating losses expire in various years through 2009.

Research and Development

Our sponsored research and development costs, including proposal costs and unreimbursed expenditures for developmental activities are charged against income in the year incurred.

Inventory

Inventory represents purchasing of long lead SOCRATES(TM) system components to further expand to a thirty-two beam system. Inventory is accounted for at lower of cost or market and on the first-in first-out basis.

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

Intangible Assets

Intangible assets consist of patent costs totaling $187,248 with accumulated amortization of $39,850. Amortization expense for the six months ended November 30, 2004 was $5,881. Amortization expense for each of the next five years is expected to be approximately $11,760.

Note 2. Interim Financial Information (Unaudited):

Our interim financial statements for the six months ended November 30, 2004 and 2003, included herein, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations relating to interim financial statements.

Note 3. Equity Transactions:

During the six months ended November 30, 2003, 850,000 common stock warrants were exercised at $2.00 resulting in proceeds to us of $1,700,000. As of June 27, 2003, we acquired 100% of the common and preferred stock of FSTO and, effective that date, FSTO was merged into us pursuant to a short form merger under Delaware and Nevada law.

We completed a 3-for-1 reverse stock split effective December 31, 2003. On February 4, 2004, in conjunction with a public underwritten offering, we sold 1,350,000 units at $6.00 per unit, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $3.30 a share. On February 13, 2004, we issued an additional 164,300 units at the request of the managing underwriter to cover over-allotments. As a result of these issuances, our common stock outstanding increased by 3,028,600 shares to 8,331,410 shares. We received gross proceeds of 9,085,800 and had expenses for these issuances of $1,491,482 resulting in net proceeds from the issuances of $7,594,318. Below is a summary of shares issued.

Common stock on May 31, 2003
Common stock warrants exercised July 10 to August 8, 2003
Merger shares July 11, 2003 - minority shares tendered
Reverse stock split 3 for 1 - December 31, 2003
Common stock purchase - February 5, 2004
Common stock purchase - February 13, 2004
Total common stock issued as of November 30, 2004

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

November 30, 2004 Available for Sale
Description	Cost	Fair Value	Unrealized Holding Gain/(Losses)
Mutual bond funds	$999,256	$856,786	$(142,470)

Held to Maturity
Description	Carrying Amount	Fair Value	Unrecognized Gain/(Losses)
Corporate bonds	$4,994,223	$4,990,252	$ (3,971)
U.S. Government Securities	500,002	493,440	(6,562)
	$5,494,225	$5,483,692	$(10,553)

Contractual maturities of held-to-maturity securities at May 31, 2004 are as follows:

Carrying Amount
Due in one year or less Due in 2-5 years	$4,994,223 500,002 $5,494,225

Note 5. Treasury Stock

During the period from June 2, 2004 to June 17, 2004, we purchased 116,300 shares of our common stock at an average price of $1.71 for a total price of $199,827. The repurchase was authorized in a stock repurchase plan approved by our Board of Directors.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three month period ending November 30, 2004 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement WVAS at all or with the inclusion of a SOCRATES(TM) wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES(TM) wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes known as WVAS, that NASA is developing. We estimate the appropriations to the FAA totaled approximately $9.6 million in U.S. fiscal years 1997 through 2000 for research and development of our SOCRATES(TM) wake vortex sensor; and NASA appropriations for research and development of our SOCRATES(TM) wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years 2001 through 2004. From these amounts, we have received three contracts aggregating approximately $16.3 million. As of November 30, 2004, we have recognized an aggregate of approximately $13.1 million of contract revenue, all of which has been paid to us. Our current SOCRATES(TM) government contract backlog is approximately $3.2 million.

We have entered into these contracts with the Volpe National Transportation Systems Center of the U.S. Department of Transportation ("Volpe"). Volpe funds our contracts when, as, and if it and other sponsoring federal agencies approve a statement of work and specific task orders under the statement of work. When funded, we invoice the federal government monthly based on our direct costs, including overhead and general and administrative plus a fixed fee for that month and typically receive payment by electronic wire transfer within two weeks of invoicing. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, R&D costs we incur over certain general rate ceilings, i.e., cost caps set on our overhead and general and administrative expenses by the U.S. government, costs incurred while our contracts are not funded, or costs deemed unreasonable by the government are not reimbursable under our government contracts and have been funded primarily by proceeds of our equity offerings. All of our government contracts and funding are subject to the requirements of the Federal Acquisition Regulations.

Without notice to, or opportunity for prior review by us, Volpe circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES(TM) wake vortex sensor due to a high risk assessment of achieving operational feasibility. Together with our major subcontractor, Lockheed Martin Corp., we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequent to these discussions, NASA requested and we submitted a proposal for $2,221,068 of additional SOCRATES(TM) wake vortex sensor research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. In November 2002, Volpe approved and funded a new work order in the amount of $1,229,650 for the first phase of this proposal and in March 2003, a second work order was approved and funded in the amount of $991,418. Included in the funding was a 7% fixed fee over and above our research and development costs plus overhead, general and administrative costs. The statement of work continued our previous contract to develop and test our SOCRATES(TM) wake vortex sensor. This funding ended an 11-month period, from December 15, 2001 to November 19, 2002, without government funding to develop our SOCRATES(TM) wake vortex sensor.

On September 30, 2003, we received our third successive sole source contract from Volpe, titled Phase III SOCRATES(TM), for an aggregate of $3.975 million to continue work on developing our SOCRATES(TM) wake vortex sensor. We used these funds to expand our current SOCRATES(TM) wake vortex sensor from a four beam configuration (which was tested at the Denver International Airport in September 2003) to eight beams and began further expansion to sixteen beams. This contract was funded from a U.S. fiscal year 2003 Omnibus Appropriation of $4.5 million to the NASA budget for research, development, and testing of our SOCRATES(TM) wake vortex sensor as part of a NASA/DOT/FAA development of WVAS for use at major airports.

On November 30, 2004, we finalized a contract extension for an additional $3.2 million with the DOT Volpe National Transportation Systems Center. Congress had earmarked this funding as part of the fiscal year 2004 Appropriations Act. These funds will be used to complete the expansion of our SOCRATES(TM) wake vortex sensor from four beams to sixteen beams. These funds will also allow us to complete a limited "shakedown" test of the new sixteen beam configuration. Although we are cautiously optimistic, there can be no assurance that his test will be successful. Failure to achieve the desired results could limit or delay our prospects for deployment of a SOCRATES(TM) wake vortex sensor. We anticipate that the funding for this contract extension will provide the necessary funding for project SOCRATES(TM) through September 2005, although we can make no assurance in this regard.

For U.S. fiscal year 2005, Congress recently enacted, and the President signed into law, the Omnibus Appropriations Bill which contains a further $5 million specifically designated for SOCRATES(TM). While we expect to obtain a contract modification for a substantial portion of these funds, we have not begun negotiation of such a modification or the statement of work that must be approved by Volpe and our government sponsors. There can be no assurance as to the timing for release or amount of funds, if any, which we ultimately may receive. If these funds are made available to us, we would plan to further expand the SOCRATES(TM) wake vortex sensor to a thirty two beam configuration.

We believe the federal government has indicated a long-term interest in the development of a wake vortex advisory system and our SOCRATES(TM) wake vortex sensor for inclusion in such a system. However, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES(TM) wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, lack of progress or setbacks in our SOCRATES(TM) research and development, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If any such delays or reduction occur, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES(TM) or UNICORN(TM) technologies and to market our products. Reduction of or delays in contract funding from the federal government could delay achievement of or increase in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

We also are pursuing development of a collision and ground proximity warning system for small aircraft we refer to as UNICORN(TM). We believe that UNICORN(TM) may have application to unmanned air vehicles operated for a variety of private and governmental purposes. We have entered into three significant research and development contract commitments aggregating $420,000 for different aspects of this project.

We have experienced significant losses since our inception. The net loss for fiscal year ended May 31, 2004 of $424,214 compares favorably to the net loss of $943,974 in fiscal year ended May 31, 2003. For our fiscal year ended May 31, 2005, net losses for the three and six months period ended November 30, 2004 were $484,857 and $534,184, respectively, compared to $215,721 and $442,362 for the same periods in our fiscal year ended May 31, 2003. The net loss for our fiscal year ended May 31, 2003 was caused primarily by three factors: (1) unallowable expenses under our government contract, (2) rate ceilings; and (3) expenses during unfunded periods for SOCRATES(TM) research and development. With the reinstatement of the government contract funding in November 2002, the loss for our fiscal year ended May 31, 2004 was caused by the remaining two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the first six months of fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses, (2) expenses during a partial unfunded period, and a new category, (3) unreasonable expenses. The unreasonable expense category represents specific general and administrative expenses, primarily legal expenses, which we consider necessary but are significantly higher compared to prior years and we believe will be considered unreasonable by the Defense Contract Audit Agency for government contract purposes.

Our third consecutive and current government contract that we initially received on September 30, 2003 does not include rate ceilings. If the government deems our allowable expenses to be reasonable, the absence of rate ceilings should eliminate a second significant source of losses in previous years. We will continue to incur certain unallowable expenses or could incur allowable expenses the government deems unreasonable, and we remain subject to the risk of further delay, reduction or elimination in federal contract funding. However, it is our view that the elimination of rate ceilings is a significant improvement to our historical contract terms.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed these estimates and assumptions with our finance and audit committee. At this point in our operations, subjective judgments do not have a material impact on our financial statements except as discussed in the next paragraph.

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate of 72% and general administrative rates of 58% for the six months ended November 30, 2004. The higher our rates are, the greater the risk that the government will consider our overall and specific costs unreasonable. We believe all component costs have been ordinary and necessary but that government auditors will consider our legal expenses and certain other general and administrative expenses as of the six months ended November 30, 2004 unreasonable for government contract purposes. Consequently, for contract and rate setting purposes, we treated $120,000 of these expenses as unreasonable, which reduced the general and administrative rate to 49% for the six months ended November 30, 2004. Since there is a high degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

For the periods ended November 30, 2004 and November 30, 2003

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our three successive SOCRATES(TM) wake vortex sensor research and development contracts with the federal government. Revenues under our government contracts are booked as contract sales when earned.

Contract revenue for the three and six month periods ended November 30, 2004 was $437,989 and $1,873,941, respectively, compared to $762,252 and $1,294,467 for the same periods ended November 30, 2003.

The decrease for the three month period ended November 30, 2004 compared to the same period of the prior year was due to lack of funding during the current period. The increase for the six month period ended November 30, 2004 compared to the same period of the prior year was due to an increase in contract work completed for the first quarter ended August 31, 2004 compared to the same period in 2003. As of November 30, 2004, our contract receivable against our government contract was $39,353 as compared to $359,289 as of November 30, 2003.

Direct Contract Costs. Subcontractor, consultant and direct labor expenses comprise our direct contract costs. Direct contract costs for the three and six month periods ended November 30, 2004 were $291,544 and $1,303,388, respectively, compared to $552,928 and $911,812 for the same periods ended November 30, 2003.

The three month results principally reflect the decrease in contract revenue for the three month period ended November 30, 2004 caused by partial government funding between September 1, 2004 and November 30, 2004, which resulted from the delay in execution of our last contract modification. The six month results principally reflect the increased amount of contract work we completed during the quarter ended August 31, 2004.

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

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates for our first two government contracts were subject to ceilings, which were set at 70% for overhead and 20% for general and administrative. Our third contract is not limited by rate ceilings. Instead, we submitted provisional billing rates of 83% for overhead and 29% for general and administrative for our fiscal year ending May 31, 2005 which are based on forecasted direct and indirect costs and were reviewed by the Defense Contract Audit Agency and approved by the DOT/Volpe Center on September 13, 2004. Starting with the end of our fiscal year ended May 31, 2004, our actual rates, based on actual allowable costs incurred, will be submitted to the government for audit before the end of our third quarter ending February 28, 2005. When the government audits and approves our actual rates, we will adjust our government contract billings higher or lower to reflect the audited actual rates versus the previous estimated provisional billing rates. As long as the government determines our actual costs are reasonable, we can include them in our actual rate and receive reimbursement for them. However, if the government will not approve an increase in contract funding to cover a billing adjustment that is higher than our provisional rates, we may not be able to obtain reimbursement for the increase. Our historical rates are shown below.

Overhead Rates General and Admin. Rates	For Year Ended 5-31-03 89% 67%	For Year Ended 5-31-04 80% 35%	For Six Months Ended 11-30-04 72% 49%

The above rates for each of the previous periods include only allowable operating expenses and have been lower over the last three years due to increased contract funding and the increase in our direct cost base. We believe the overhead rate will remain approximately equal to our current provisional billing rate of 83%. We expect that our general and administrative rate which was 49% as of November 30, 2004, will be approximately 40% by the end of our fiscal year ending May 31, 2005, compared to our provisional rate of 29% and that government auditors will consider a 40% rate reasonable although we can make no assurance in this regard.

Un-reimbursable non-contract costs include: 1) expenses considered unallowable per Federal Acquisition Regulations (FAR), such as lobbying, stock based compensation and company car expense, 2) over ceiling expenses, 3) expenses incurred during periods without government contract funding and/or 4) expenses the government considers unreasonable. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Non-contract costs are detailed below:

For the 6 Months Ended (Unaudited)
	11-30-04	11-30-03
Unallowable expenses (1) & (2) Over-ceiling expenses Expenses during unfunded period Unreasonable expense Total	$198,727 0 401,903 120,000 $720,630	$213,441 245,578 0 0 $459,019

For the 3 Months Ended (Unaudited)
	11-30-04	11-30-03
Unallowable expenses (3) & (4) Over-ceiling expenses Expenses during unfunded period Unreasonable expense Total	$108,737 0 327,993 120,000 $556,730	$ 81,720 145,843 0 0 $227,563

Notes:

(1)   Includes $31,482 of stock based compensation expense for the 6 months-ended 11-30-04.
(2)   Includes $16,792 of stock based compensation expense for the 6 months-ended 11-30-03.
(3)   Includes $15,741 of stock based compensation expense for the 3 months-ended 11-30-04.
(4)   Includes $8,396 of stock based compensation expense for the 3 months-ended 11-30-03.

Our total selling, general and administrative expenses consist of unallowable and allowable expenses, and for the three and six month periods ended November 30, 2004 were $554,155 and $964,592, respectively, compared to $348,157 and $712,577 for the same periods ended November 30, 2003.

Unallowable selling, general and administrative expenses for the three month period ended November 30, 2004 were $108,737 compared to $81,720 for the same period ended November 30, 2003. The increase was primarily due to increases in stock-based compensation and lobbying expense, which were $59,087 for that period in 2004, compared to $29,942 for that period in 2003. Unallowable expenses for the six months ended November 30, 2004 were $198,727 compared to $213,441 during the six month period ended in 2003. The decrease was primarily due to the differences in corporate development and publicity and stock-based compensation, which were $31,482 for that period in 2004 compared to $51,839 for that period in 2003.

Allowable selling, general, and administrative expenses for the three and six month periods ended November 30, 2004 totaled $445,418 and $765,865, respectively, compared to $266,437 and $499,136 respectively, for the same periods ended November 30, 2003. The reason for the increase in allowable selling, general, and administrative expenses for the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 of $266,729 was primarily due to an increase in legal fees, director fees and investor relations expenses, which we incurred primarily in connection with the class action lawsuits that have been filed against us. These expenses were $225,369 and $546,219, respectively, for these periods in 2004 compared to $120,248 and $205,057, respectively, for these periods in 2003.

Over-ceiling expenses as of November 30, 2004 were $0 compared to $245,578 as of November 30, 2003 because our third government contract received on September 30, 2003 eliminated rate ceilings.

Operating expenses during unfunded periods were $401,903 as of November 30, 2004 compared to $0 as of November 30, 2003 because most of our contract work was not funded during September, October, and November 2004. With the additional $3.237 million in government funding on November 30, 2004 we expect to be funded through May 31, 2005 which should eliminate the unfunded operating expenses during the third and fourth quarter of our fiscal year ending May 31, 2005.

After a review of our general and administrative expenses, we have determined that our legal and certain other expenses for the three and six months ending November 30, 2004 could be considered unreasonable for government contracts. We therefore have recorded a $120,000 unreasonable expense for government contract purposes and we anticipate expensing additional amounts in this category during the remainder of our 2005 fiscal year for which we will not obtain reimbursement under our government contract.

Liquidity and Capital Resources

Our sources of liquidity, which we define as our ability to generate cash to fund our operations, are primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our funded contract backlog for Part II of our third contract as of November 30, 2004 is $3,237,208. Our third contract, titled Phase III SOCRATES(TM), is the third successive contract that we have received to continue work on our SOCRATES(TM) wake vortex sensor. The Phase III SOCRATES(TM) contract was initially funded at $3,975,004. Between August 31, 2004 and November 30, 2004, we were negotiating a modification and extension of our Phase III Contract and there was only partial government funding for SOCRATES(TM) research and development. On November 30, 2004, Volpe approved a contract modification for additional funding of $3,237,208 which we will use to expand our current SOCRATES(TM) wake vortex sensor from its present four beam configuration (which was recently tested at the Denver International Airport) to sixteen beams plus other improvements.

As of May 31, 2004 and November 30, 2004, our cash and investments were, respectively, $9,552,289 and $8,505,928. The decrease in cash on hand and investments was attributable to the operating losses for the six months ended November 30, 2004, caused by the delay in government funding, capital additions, the purchase of treasury stock and inventory during the six month period ending November 30, 2004. The purchase of inventory for $108,042 represents purchasing of long lead SOCRATES(TM) system components to further expand to a 32 beam system.

As of November 30, 2004, we had other receivables of $480,999 compared to $194,479 as of May 31, 2004. The increase is primarily due to $255,000 of unbilled government contract receivables. The $255,000 increase represents the difference between provisional rates for overhead and general administrative of 83% and 29%, and the actual rates for the six months ended November 30, 2004 of 72% and 49%, respectively, applied to our direct costs incurred in our Phase III SOCRATES(TM) contract through November 30, 2004. [We expect the $255,000 of unbilled contract receivables will be reduced during the third and fourth quarter of our fiscal year ending May 31, 2005 as our actual rates decline due to increases in direct costs that we anticipate. We therefore expect to recover a portion of the indirect costs represented by the unbilled contract receivable as part of our normal billing process, although we can make no assurance in this regard.]

As of November 30 2004, we had total current liabilities, including accounts payable of $338,019 compared to $757,170 of current liabilities as of May 31, 2004. Accounts payable as of November 30, 2004 were $190,905, which included $72,447 to our subcontractor, Lockheed Martin Corporation, $22,625 for legal expenses and $95,833 in other expenses compared to accounts payable as of May 31, 2004 of $615,911, which included $412,329 to Lockheed Martin, $44,549 for legal fees and $159,033 in other expenses.

We anticipate that our funded contract balance for Part II of our third contract of $3,237,208 as of November 30, 2004 will fund our direct contract costs and allowable operating expenses until approximately May 31, 2005. During this period, we have budgeted and expect to incur approximately $200,000 in non-contract unallowable costs and approximately $150,000 in UNICORN(TM) and other research and development. Assuming we operate within budget, as to which we can make no guaranty or assurance, we estimate our available cash and investments should be approximately $8,150,000 as of May 31, 2005. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after May 31, 2005. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate.

Our use of cash projections do not consider any additional contract funding we may receive from the Omnibus Appropriations Bill, recently enacted by Congress, which contains a further $5 million specifically designated for continued research and development on project SOCRATES(TM). We expect to receive a substantial portion of this appropriation if and when our sponsoring agencies extend our contract, approve a statement of work and issue appropriate work orders to us, although we can make no assurance in this regard. Prior to any extension of our contract, the government will request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received such request and the timing for release of such request is not known. Any delay in obtaining a contract extension also might require us to draw upon our cash to fund our operations.

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding from the U.S. government for further research development and testing of our SOCRATES(TM) wake vortex sensor, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guaranty or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

Known Trends, Risks and Uncertainties

Our business and future success are subject to many risks. The following describes some of the general and specific trends, risks, and uncertainties to which our business is subject and should be read with care.

Risks Related to Our Business

Our limited operating history and lack of commercial operations make it difficult to evaluate our prospects.

Since we began operations in 1997, we have generated limited revenues solely from three SOCRATES(TM) technology research and development contracts with agencies of the federal government that fund, administer, and oversee these contracts. The federal government has funded these contracts from earmarked U.S. Congressional appropriations to agencies that have awarded these contracts to us on a sole source basis without competitive bidding. Under these contracts, we are reimbursed for certain allowable research and development costs and are paid a fee calculated as a percentage of costs.

We have not as yet received any revenue from the sale of any products. We do not anticipate receiving any such revenue unless and until our SOCRATES(TM) or UNICORN(TM)-based products become operational, which could take several years. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. These estimates have not been evaluated by an independent party. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of $424,214 for our fiscal year ended May 31, 2003 and $534,184 for the six months ended November 30, 2004. On November 30, 2004, we had an accumulated deficit of $3,418,421. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES(TM) or UNICORN(TM) technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES(TM) or UNICORN(TM)-based products, the continuation of Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES(TM), our ability to obtain additional financing, approval of our SOCRATES(TM) or UNICORN(TM)-based products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES(TM) wake vortex sensor could adversely affect our business.

Without notice to, or opportunity for prior review by us, the John A. Volpe National Transportation Systems Center of the U. S. Department of Transportation's Research and Special Programs Administration, or Volpe, circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES(TM) wake vortex sensor due to a high risk assessment of achieving operational feasibility. Because of this report and the events of September 11, 2001, the government did not fund our SOCRATES(TM) research and development contract from December 15, 2001 to November 19, 2002. Together with our major subcontractor, Lockheed Martin Corporation, we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequently, Volpe and NASA requested and we submitted a proposal for approximately $2.2 million of additional SOCRATES(TM) technology research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. We received contract funding for this proposal and subsequent proposals and we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES(TM) wake vortex sensor for inclusion in such a system. However, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES(TM) wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES(TM) or UNICORN(TM) technologies and to market our products. Reduction of contract funding from the federal government could delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

The government will not pay us for SOCRATES(TM) research and development if we do not perform on our contract.

We perform our government contracts pursuant to specific work orders from the government. Such work orders include, but are not limited to, analysis of data, research, development of our SOCRATES(TM) technology, planning and conduct of testing, and preparation of various reports. If we do not perform the contracts in accordance with their terms, the government may withhold payment on our invoices that we submit monthly. Furthermore, if at any point the government considers a test to be a failure, it may cease to approve further work orders or fund further contracts. Loss of funding on our SOCRATES(TM) contract would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our successful product development and testing.

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our SOCRATES(TM) and UNICORN(TM) technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES(TM) would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WVAS by controllers and pilots. We believe this conclusion was premature and based on an incomplete understanding of SOCRATES(TM) and its operational potential. In our opinion, the testing and analysis we have conducted has increasingly supported this potential and resulted in the continuation of funding for our government contracts for research, development and testing of our SOCRATES(TM) technology. However, there still are technical, engineering and program integration hurdles we must meet to develop SOCRATES(TM) into an operational sensor, including, but not limited to, expanding the sensor to at least sixteen and as many as thirty-two laser beams, integrating the sensor into and with the other components of WVAS, and developing operating protocols for WVAS that define how it would be used by air traffic controllers and pilots. In the case of UNICORN(TM), we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN(TM). We might not successfully complete the development of our SOCRATES(TM) or UNICORN(TM) technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

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

The airport and aviation industry is subject to extensive government oversight and regulation. To introduce our SOCRATES(TM) and UNICORN(TM)-based products for commercial sale, we must successfully complete research, development, and testing and obtain necessary governmental approvals for their installation. Upon approval by the Federal Aviation Administration, or FAA, our SOCRATES(TM) wake vortex sensor would be part of a multi-component wake vortex advisory system that also will require government approvals before it can be deployed. Any factor that delays or adversely affects this approval process, including delays in development or inability to obtain necessary government approvals, could have a material adverse effect on our business, financial condition, and results of operations, and we can make no assurance when or if all such approvals will be obtained.

Our business relies on a strategic alliance with Lockheed Martin Corporation.

In May 1997, we signed a Teaming Agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES(TM)-based products. This agreement will expire in May 2007, unless certain earlier termination provisions occur or the agreement is extended by mutual agreement. The agreement stipulates that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES(TM) wake vortex sensor. Although to date we have generally worked in close cooperation with Lockheed Martin Corporation, there is no assurance that this relationship will be sustained. Future disagreements as to work scope, revenue share, profit margins, ownership of intellectual property, or technical, marketing, or management philosophy, could adversely impact the relationship. Since we view our strategic relationship with Lockheed Martin Corporation as a vital element of our business plan, any erosion of this relationship could have a negative impact on our business and future value.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES(TM) patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES(TM) patent. Lockheed Martin Corporation has told us that it was prevented from previously disclosing the patent to us because of a government secrecy order. After consultation with counsel, including our patent counsel, we strongly believe that the Lockheed Martin Corporation patent will not impair the value of our SOCRATES(TM) patent because our SOCRATES(TM) patent is aimed at improving air traffic safety, a use not contemplated by the Lockheed Martin Corporation patent. Furthermore, it is our position that Lockheed Martin Corporation acknowledged and accepted our invention of the SOCRATES(TM) technology in the Teaming Agreement between us in May 1997. We have met with Lockheed Martin Corporation to discuss the matter and potential opportunities relating to our SOCRATES(TM) patent. At the meeting, Lockheed Martin Corporation stated that it does not agree with our position. Nevertheless, management of both companies acknowledged the value and strength of the relationship and the desire to preserve it. We are conducting further discussions with Lockheed Martin Corporation on potential ways to expand and extend the relationship and believe the outcome of such discussions will resolve any intellectual property concerns. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

We may need to raise additional capital.

While we completed a public offering in February of 2004 resulting in gross proceeds of approximately $8.4 million (net of the underwriting discount), we cannot be certain that such financing will be adequate or sufficient for our future needs. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES(TM) and UNICORN(TM)-based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We will continue to incur significant expenses for research and development and testing of our SOCRATES(TM) and UNICORN(TM) technology and may continue to experience such losses prior to commercialization and thereafter. If we cannot achieve commercialization of our SOCRATES(TM) and UNICORN(TM) technologies with the proceeds of our recent public offering or if we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek additional capital. In addition, other unforeseen costs and research and development costs of later generation SOCRATES(TM) and UNICORN(TM)-based products also could require us to seek additional capital. We do not have any credit facilities in place and, should the need for additional capital arise, we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. If we need to obtain additional debt or equity capital, it may include our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

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

Under certain circumstances, the federal government may be able to use our SOCRATES(TM)-related technologies or other technologies developed with government funding without payment to us.

We have taken certain steps to preserve our rights in our SOCRATES(TM)-related technologies under our contracts with the federal government. However, as is the case with all research and development contracts funded by the federal government, the Federal Acquisition Regulations provide that, under certain circumstances, the federal government may have paid-up rights to use, or have used on its behalf, our SOCRATES(TM)-related technologies or other technologies developed with government funding. We do not expect that the federal government will attempt to use our SOCRATES(TM)-related technologies without compensating us. Nevertheless, if the federal government attempts to exercise these rights, it is difficult to predict what effect, if any, it may have on us. If the federal government succeeds in exercising these rights, it may have a material adverse effect on our business operations and financial performance, which could negatively affect the value of our stock.

Our future customers, including the FAA, may not accept the price of or be able to finance our products.

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES(TM) wake vortex sensor at airports or UNICORN(TM)-based collision avoidance systems in small aircraft. We estimate that the cost of our SOCRATES(TM) wake vortex sensor will be $6 million to $15 million per airport installation, depending on, among other things, the number and configuration of runways, and the wholesale price of a UNICORN(TM)-based system will be approximately $10,000 per aircraft at annual production quantities of 2,000 to 3,000 systems per year, of which there can be no guaranty or assurance. Because we have not completed the research, development, and testing of either product or received final approvals for either of them from the federal government, we have not commenced production or marketing efforts. We currently do not anticipate having these products ready for commercial sale for at least several years. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products.

We believe that the increase in efficiency and safety to airports, airlines, and private aircraft resulting from our products will justify the substantial anticipated cost of sales and installation of these products. However, our customers' ability to afford such costs will depend, in part, on the health of the overall economy, the financial condition and budget priorities of the federal government, particularly the FAA and NASA, profitability of airports, airlines, and aircraft manufacturers, and the availability of private and government sources of funding to finance the sales and acquisition of our products. While a variety of potential funding sources exist, inability of the FAA, airlines or airports to access or obtain funding for purchase and installation of our products could have a material adverse impact on sales of our SOCRATES(TM) or UNICORN(TM)-based products.

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

At present and for the near future, we will depend upon a relatively small number of employees and subcontractors to complete the research and development of our SOCRATES(TM) wake vortex sensor and pursue research and development of other SOCRATES(TM) and UNICORN(TM)-based products. The marketing and sales of these products will require us to find additional capable employees or subcontractors who can understand, explain, market, and sell our technology and products to airports, airlines, and airplane manufacturers. We also will need to assemble new personnel and/or contractors for production and installation of our products. Upon successful completion of research and development, these demands will require us to rapidly increase the number of our employees, vendors, and subcontractors. There is intense competition for capable personnel in all of these areas, and we may not be successful in attracting, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions.

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

The air safety systems and air traffic control industries are already highly competitive. Other industry participants could develop or improve their own systems to achieve the cost efficiencies and value that we believe our products will provide upon successful completion of research and development. Additional companies may enter the market with competing systems as the size and visibility of the market opportunity increases. In addition, the government could cause us to compete against other companies for research and development or production and deployment of our SOCRATES(TM) wake vortex sensor, when and if we successfully complete its development. Many of our potential competitors have longer operating histories, greater name recognition, substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Competition could reduce our revenues and margins and have a material adverse effect on our operations.

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

If our revenues do not grow or grow more slowly than we anticipate, we are unable to procure federal contracts for our SOCRATES(TM) wake vortex sensor research and development, we encounter technical or engineering obstacles to the successful commercial development of SOCRATES(TM) or UNICORN(TM), our operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our securities could decline. In addition, if the market for aviation technology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our securities could fall for reasons unrelated to our business, results of operations, and financial condition. The market price of our securities also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Furthermore, the sale in the open market of recently sold securities or newly issued securities, which we may sell from time to time to raise funds for various purposes, and securities issuable upon the exercise of purchase rights under existing options and warrants may place downward pressure on the market price of our securities.

Speculative traders may anticipate a decline in the market price of our securities and engage in short sales of our securities. Such short sales could further negatively affect the market price of our securities.

Litigation could adversely affect our operating results and financial condition.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and certain of our officers and current directors are defendants in pending litigation (as described in "Part II - Other Information, Item 1. Legal Proceedings" of this Form 10-QSB) that alleges violations of federal securities laws. We firmly believe that the claims contained in the complaint are without merit and intend to conduct a vigorous defense in this matter. However, defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,215,110 shares of our common stock outstanding. Of our outstanding shares, 6,443,925 are registered and eligible for public trading.

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

We currently have 8,215,110 shares of common stock outstanding and 3,073,327 common stock equivalents outstanding, including warrants and options. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 22.7% of our outstanding common stock (including common stock issuable to such person or group within 60 days after January [__], 2005). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)

The Annual Meeting of Stockholders of Flight Safety Technologies, Inc. was held at 11:00 a.m. Eastern Standard Time, on October 14, 2004 at the Mystic Marriott Hotel and Spa located at 625 North Road, Groton, Connecticut. The two proposals presented at the meeting were:

1.	To elect eight members to the Board of Directors.
2.	To ratify the Audit and Finance Committee's appointment of Kostin, Ruffkess & Company as our independent auditors for the fiscal year ending May 31, 2005.

(b)	Each of the eight directors were elected for a term of one year and received the number of votes set forth below:
		FOR	WITHHELD
	William B. Cotton	6,251,203	104,773
	Jackson Kemper, Jr.	6,252,357	103,619
	Samuel A. Kovnat	6,177,891	178,085
	Joseph J. Luca	6,251,143	104,833
	Larry L. Pressler	6,251,581	104,395
	Frank L. Rees	6,252,043	103,933
	Stephen P. Tocco	6,251,402	104,574
	Kenneth S. Wood	6,251,357	104,619
(c)

The ratification of the appointment of Kostin, Ruffkess & Company as our independent auditors for the 2005 fiscal year was approved by a vote of 6,268,388 shares in favor, 64,457 shares against, and 23,131 shares abstaining.

Item 5. Other Information.

Our current independent auditors have indicated to us that they will discontinue public company audit services to us and its other public company clients as of March 31, 2005. Our independent auditors have informed us that they will provide services to us required in connection with the unaudited financial statements for our third quarter ending February 28, 2005 and review of the corresponding Form 10-QSB. While our auditors have not formally resigned, we have begun evaluating and scheduling interviews with potential independent auditors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.
Exhibit No.	Description
3.1 3.2 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 16 31.1 31.2 32.1 32.2

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
*Letter from Accountant Confirming Resignation
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

Flight Safety Technologies, Inc. a Nevada corporation
January 14, 2005	By:

Samuel A. Kovnat Chairman and Chief Executive Officer
January 14, 2005	By:

David D. Cryer Chief Financial Officer, Secretary, Treasurer