Form 10QSB
period 2005-02-28
FLIGHT SAFETY TECHNOLOGIES INC
filed 2005-04-19
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	February 28, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☒      No ☐

The number of shares of common stock outstanding as of April 19, 2005 was 8,215,110 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
as of
February 28, 2005 and May 31, 2004
Unaudited

	February 28, 2005	May 31, 2004
Assets
Current assets:
Cash	$1,730,033	$2,180,863
Contract receivables	277,044	532,043
Other receivables	---	194,479
Investments held to maturity	5,015,120	4,991,669
Investments available for sale at fair value	883,569	1,879,755
Inventory	108,044	---
Other current assets	32,020	28,840
Total current assets	8,045,830	9,807,649
Property and equipment, net of accumulated depreciation of $295,929 and $216,356	238,227	259,252
Other Assets:
Intangible assets, net of accumulated amortization of $42,791 and $33,969	168,401	149,990
Investments held to maturity	500,002	500,002
Other receivables	429,674	---
Total Other Assets	1,098,077	649,992
Total Assets	$9,382,134	$10,716,893

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$345,652	$615,911
Accrued expenses	172,868	141,259
Total current liabilities	518,520	757,170
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding		---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,410 shares issued and outstanding	8,331	8,331
Additional paid-in-capital	13,105,863	13,105,863
Treasury Stock, 116,300 shares at cost	(199,827)	----
Accumulated other comprehensive loss	(115,687)	(119,501)
Unearned stock compensation	(103,510)	(150,733)
Accumulated deficit	(3,831,556)	(2,884,237)
Total stockholders' equity	8,863,614	9,959,723
Total Liabilities and Stockholders' Equity	$9,382,134	$10,716,893

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For The Three and Nine Month Periods Ended February 28, 2005 and February 29, 2004
Unaudited

	Three Months 2005	Three Months 2004	Nine Months 2005	Nine Months 2004
Contract Revenues	$ 631,197	$ 1,008,923	$ 2,505,138	$ 2,303,390
Cost and expenses:
Cost of revenues	370,154	621,909	1,673,542	1,533,721
Research and development	163,661	60,990	348,308	137,647
Selling, general and administrative	528,699	293,399	1,477,925	1,005,976
Depreciation and amortization	29,465	23,534	88,395	61,456
Total cost and expenses	1,091,979	999,832	3,588,170	2,738,800
Loss from operations	(460,782)	(1,083,032)	9,091	(435,410)

Other Income (Expense)
Interest income	54,561	156,458	4,669	7,462
Loss before provision for income taxes	(406,221)	13,760	(926,574)	(427,948)
Provision for income taxes	6,915	7,349	20,745	8,003
Net Income (Loss)	(413,136)	6,411	(947,319)	(435,951)

Other Comprehensive Income (Loss)
Unrealized gains on investments	26,783	--	3,814	--
Comprehensive Income (loss)	$(386,353)	$6,411	$(943,505)	$(435,951)
Net Loss Per Share
Basic and diluted	$ (.05)	$ .00	$ (.12)	$ (.08)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,110	6,097,884	8,218,925	5,481,608

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders Equity
For The Nine Months Ended February 28, 2005 and February 29, 2004
Unaudited
	Common Stock		Accumulated Other Comprehensive loss	Treasury Stock	Additional Paid-In Capital	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount
Balance at May 31, 2003	14,757,104	$14,757	---	$	---	$3,687,623	$(96,192)	$(2,460,023)	$1,146,165
Amortization of unearned stock comp.	--	--	--		--	--	25,188	--	25,188
Net proceeds from issuance of common stock	3,878,600	3,878	--		--	9,290,440	--	--	9,294,318
Minority Interest	294,129	294	--		--	882	--	--	1,176
Reverse Stock Split	(10,598,423)	$(10,598)	--		--	10,598	--	--	--
Net Loss	--	--	--		--	--	--	(435,951)	(435,951)
Balance at February 29, 2004	8,331,410	$8,331	$--		$--	$12,989,543	$(71,004)	$(2,895,974)	$10,030,896

Balance at May 31, 2004	8,331,410	$8,331	$(119,501)		$--	$13,105,863	$(150,733)	$(2,884,237)	$9,959,723
Amortization of unearned stock comp.	--	--	--		--	--	47,223	--	47,223
Other Comprehensive Income (loss)	--	--	3,814		--	--	--	--	3,814
Purchase of Treasury stock	--	--	--		(199,827) )	--	--	--	(199,827)
Net loss	--	--	--		--	--	--	(947,319)	(947,319)
Balance at February 28, 2005	8,331,410	$8,331	(115,687)		$(199,827)	$13,105,863	$(103,510)	$(3,831,556)	$8,863,614

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For The Nine Months Ended February 28, 2005 and February 29, 2004
Unaudited

	Nine Months Ended February 28,
	2005	2004
Cash flows from operating activities:
Net loss	$ (947,319)	$ (435,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,395	61,456
Non-cash compensation - common stock	47,223	25,188
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	254,999	(183,188)
(Increase) decrease in other receivables	(235,195)	(112,078)
(Increase) decrease in other current assets and other assets	(3,180)	(20,284)
(Increase) decrease in inventory	(108,044)	--
Increase (decrease) in accounts payable and accrued expense	(238,650)	397,491
Net cash used in operating activities	(1,141,769)	(267,366)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	976,549	--
Purchases of property and equipment	(58,548)	(209,626)
Payments for patents and other costs	(27,233)	(27,308)
Net cash (used for) provided by investing activities	890,768	(236,934)
Cash flows from financing activities:
Purchase of treasury stock	(199,827)	--
Proceeds from issuance of common stock	--	9,294,318
Net cash provided by (used for) financing activities	(199,827)	9,294,318
Net increase (decrease) in cash and cash equivalents	(450,830)	8,790,018
Cash and cash equivalents at beginning of period	2,180,863	1,039,693
Cash and cash equivalents at end of period	$ 1,730,033	$ 9,829,711

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Nine Months Ended February 28, 2005 and February 29, 2004

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the three and nine months ended February 28, 2005 and February 29, 2004, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the three months and nine months ended February 28, 2005 and February 29, 2004 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2004 and May 31, 2003 which are included in our annual report on Form 10-KSB filed on August 25, 2004.

Certain reclassifications have been made to the prior period financial statements to conform to current period presentation with no effect to the Company's reported net loss or financial position.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of other receivables. Actual results could differ from those estimates.

Stock-Based Compensation

The Company accounts for its stock-based compensation using the intrinsic value method provided for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations for stock options issued to employees and directors. Under APB 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock exceeds the exercise price of the employee stock award on the date of grant. Stock options issued under our stock option plans generally have no intrinsic value at the grant date, and under APB 25 no compensation cost is recognized for them. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted.

All options granted had an exercise price greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Nine months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income (loss) as reported	$<413,136>	$6,411	$<947,319>	$<435,951>
Add: stock-based employee compensation expense included in net income	$15,741	$8,396	$47,223	$25,188
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	$<35,798>	$<12,298>	$<71,988>	$<43,346>
Pro forma net income (loss)	$<433,193>	$2,509	$<972,084>	$<454,109>
Earnings per share:
Basic and diluted - as reported	$ <.05>	$<.00>	$<.12>	$<.08>
Basic and diluted - pro forma	$ <.05>	$<.00>	$<.12>	$<.08>

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended February 28, 2004 and February 29, 2004, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive were 3,073,327 and 2,653,327 for the three months ended February 28, 2005 and February 29, 2004, respectively, and 3,073,327 and 2,653,327 for the nine months ended February 28, 2005 and February 29, 2004, respectively.

Cash

Cash represents cash on hand of $189,995 in checking accounts and $1,540,038 in money market accounts as of February 28, 2005. Money market accounts earn interest at approximately 2.64% (per annum).

Research and Development

Our sponsored research and development costs, including proposal costs and unreimbursed expenditures for developmental activities are charged against income as incurred.

Inventory

Inventory represents purchasing of long lead SOCRATES™ system components to further expand to a thirty-two beam system. Inventory is accounted for at lower of cost or market and on the first-in first-out basis.

Revenue and Cost Recognition

Our contracts with the United States government are cost-reimbursable contracts that provide for a fixed profit percentage applied to our actual costs to complete the work. These contracts are subject to audit and adjustment by our customer, and are subject to cost limitations as provided by the contract.

For these contracts, fee revenue is recorded at the time services are performed based upon actual project costs incurred and include a reimbursement for general, administrative, and overhead costs and the base fee. The general, administrative, and overhead costs are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred. Revenue may be adjusted for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process.

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

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the nine months ended February 28, 2005 and February 29, 2004 was $8,823 and $6,190, respectively. Amortization expense for each of the next five years is currently expected to be approximately $11,760.

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), stipulates that we are required to perform goodwill and other intangible asset impairment tests on at least an annual basis and more frequently in certain circumstances. We will perform our annual impairment testing for fiscal year 2005 during our fourth fiscal quarter. Currently, we are not aware of any event that occurred since our last impairment testing date that would have caused our intangible assets to become impaired.

Note 2. Equity Transactions:

During the nine months ended February 29, 2004, 850,000 common stock warrants were exercised at $2.00 resulting in proceeds to us of $1,700,000. As of June 27, 2003, we acquired 100% of the common and preferred stock of FSTO and, effective that date, FSTO was merged into us pursuant to a short form merger under Delaware and Nevada law.

We completed a 3-for-1 reverse stock split effective December 31, 2003. On February 4, 2004, in conjunction with a public underwritten offering, we sold 1,350,000 units at $6.00 per unit, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $3.30 a share. On February 13, 2004, we issued an additional 164,300 units at the request of the managing underwriter to cover over-allotments. As a result of these issuances, our common stock outstanding increased by 3,028,600 shares to 8,331,410 shares. We received gross proceeds of $9,085,800 and had expenses for these issuances of $1,491,482 resulting in net proceeds from the issuances of $7,594,318. Below is a summary of shares issued.

Common stock on May 31, 2003
Common stock warrants exercised July 10 to August 8, 2003
Merger shares July 11, 2003 - minority shares tendered
Reverse stock split 3 for 1 - December 31, 2003
Common stock issued - February 5, 2004
Common stock issued - February 13, 2004
Total common stock issued as of February 28, 2005

14,757,104 850,000 294,129 (10,598,423) 2,700,000 328,600 8,331,410

Note 3. Investments in Marketable Securities:

We classify our debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories according to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income or loss and reported in shareholders' equity. A summary of these investments is as follows:

February 28, 2005
Available for Sale	Amortized Cost	Fair Value	Unrealized Gain/(Losses)
Mutual bond funds	$999,256	$883,569	$(115,687)

Held to Maturity
Corporate bonds	$5,015,120	$5,020,052	$ 4,932
U.S. Government Securities	500,002	490,780	(9,222)
	$5,515,122	$5,510,832	$(4,290)

Contractual maturities of held-to-maturity securities at February 28, 2005 are as follows:

Carrying Amount
Due in one year or less Due in 2-5 years	$5,015,120 500,002 $5,515,122

Note 4. Treasury Stock

During the period from June 2, 2004 to June 17, 2004, we purchased 116,300 shares of our common stock at an average price of $1.71 for a total price of $199,827. The repurchase was authorized in a stock repurchase plan approved by our Board of Directors.

Note 5. Stock Options

Options may be granted from time to time for shares of common stock as determined by the Board of Directors, subject to any applicable shareholder approval requirements. The stock options granted to date vest over a period of 36 months. The options are exercisable up to three years from the date of vesting. The Company granted 632,955 options prior to the year ended May 31, 2004, with an exercise price of $6.00. As of May 31, 2004 601,706 options were vested and no options had been exercised or forfeited.

On December 1, 2004, 420,000 options were granted to employees with an exercise price of $3.50, vesting over a 36 month period and are exercisable up to ten years from the date of grant.

A summary of the status of our outstanding stock options at May 31, 2004 and February 28, 2005 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2004 Cancelled Granted Exercised Balance, February 28, 2005	632,955 -- 420,000 -- 1,052,955	$ 6.00 -- $ 3.50 -- $ 5.00

The estimated grant date fair value per option of options granted during the nine months ended February 28, 2005 was $.55.

The following table summarized information regarding options outstanding and options exercisable at February 28, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weight Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$6.00	632,955.55		$6.00	622,539	$6.00
$3.50	420,000	9.75	$3.50	35,000	$3.50
	1,052,955	4.23	$5.00	657,539	$5.86

Note 6. Warrants

We have outstanding warrants of 2,020,372 as of February 28, 2005 and May 31, 2004. These warrants are comprised of 101,072 warrants issued pursuant to a private placement of preferred stock which have an exercise price of $6.00 that expire August 31, 2005; and 1,514,300 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 issued as part of a public offering that expire January 31, 2014.

Note 7. Other Receivable

Other receivables include retained fees on Government contracts which represent up to a 15% payment hold back against billable fees, amounts representing differences in actual and provisional overhead and general administrative rates which we expect are recoverable and will be paid by the Government and other miscellaneous receivables. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of February 28, 2005 and May 31, 2004.

	February 28, 2005	May 31, 2004
Retained Fee Phase II Socrates Phase III Socrates Recoverable Rate difference Phase III Socrates Miscellaneous Total	$ -- 31,794 393,000 4,880 $429,674	$ 56,392 4,583 133,000 504 $194,479

Item 2. Management's Discussion and Analysis or Plan of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three month period ending February 28, 2005 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement WVAS at all or with the inclusion of a SOCRATES™ wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES™ wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes known as WVAS, that NASA is developing. We estimate the appropriations to the FAA totaled approximately $9.6 million in U.S. fiscal years ending September 30, 1997 through September 30, 2000 for research and development of our SOCRATES™ wake vortex sensor; and NASA appropriations for research and development of our SOCRATES™ wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ending September 30, 2001 through September 30, 2004. From these amounts, we have received three contracts aggregating approximately $16.3 million. As of February 28, 2005, we have recognized an aggregate of approximately $13.7 million of contract revenue with $0.3 million in contract receivable as of February 28, 2005. Our current SOCRATES™ government contract backlog is approximately $2.6 million.

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

Without notice to, or opportunity for prior review by us, Volpe circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES™ wake vortex sensor due to a high risk assessment of achieving operational feasibility. Together with our major subcontractor, Lockheed Martin Corp., we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequent to these discussions, NASA requested and we submitted a proposal for $2.221 million of additional SOCRATES™ wake vortex sensor research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. In November 2002, Volpe approved and funded a new work order in the amount of $1.230 million for the first phase of this proposal and in March 2003, a second work order was approved and funded in the amount of $0.991 million. Included in the funding was a 7% fixed fee over and above our research and development costs plus overhead, general and administrative costs. The statement of work continued our previous contract to develop and test our SOCRATES™ wake vortex sensor. This funding ended an 11-month period, from December 15, 2001 to November 19, 2002, without government funding to develop our SOCRATES™ wake vortex sensor.

On September 30, 2003, we received our third successive sole source contract from Volpe, titled Phase III SOCRATES™, for an aggregate of $3.975 million to continue work on developing our SOCRATES™ wake vortex sensor. We used these funds to expand our current SOCRATES™ wake vortex sensor from a four beam configuration (which was tested at the Denver International Airport in September 2003) to eight beams and began further expansion to sixteen beams. This contract was funded from a U.S. fiscal year 2003 Omnibus Appropriation of $4.5 million to the NASA budget for research, development, and testing of our SOCRATES™ wake vortex sensor as part of a NASA/DOT/FAA development of WVAS for use at major airports.

For U.S. fiscal year ended September 30, 2004, an additional $5 million NASA appropriation specifically for continued work on project SOCRATES™ has been enacted into law. On November 30, 2004, after a three month period without contract funding, our sponsoring agencies approved a modification and extension of our contract. As and when set forth in the contract modification, statement of work and appropriate work orders, Volpe has advanced funds to us to complete the expansion of our SOCRATES™ wake vortex sensor from a four beam configuration to a sixteen beam configuration and to conduct a limited "shakedown" test of the expanded sixteen beam SOCRATES™ wake vortex sensor, which we expect to occur at Denver International Airport in September 2005. Although we are cautiously optimistic, there can be no assurance that this test will be successful. Failure to achieve the desired results could limit or delay our prospects for deployment of a SOCRATES™ wake vortex sensor. The funding for this contract modification was $3.237 million and we anticipate that this will provide the necessary funding for project SOCRATES™ through September 2005, although we can make no assurance in this regard.

For U.S. fiscal year ended September 30, 2005, Congress recently enacted, and the President signed into law, the Omnibus Appropriations Bill which contained a further $5 million specifically designated for SOCRATES™. While we expect to obtain a contract modification for a substantial portion of these funds, we have not begun negotiation of a new contract or the statement of work that we expect Volpe will require and must approve together with our government sponsors. There can be no assurance as to the timing for release or amount of funds, if any, which we ultimately may receive from the U.S. fiscal year 2005 appropriation. If these funds are made available to us, we would plan to further expand the SOCRATES™ wake vortex sensor to a thirty two beam configuration and conduct another test of the expanded sensor.

We believe the federal government has indicated a long-term interest in the development of a wake vortex advisory system and our SOCRATES™ wake vortex sensor for inclusion in such a system. However, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES™ wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, lack of progress or setbacks in our SOCRATES™ research and development, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If any such delays or reduction occur, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES™ or UNICORN™ technologies and to market our products. Reduction of or delays in contract funding from the federal government could delay achievement of or increase in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

We also are pursuing development of a collision and ground proximity warning system for small aircraft we refer to as UNICORN™. We believe that UNICORN™ may have application to unmanned air vehicles operated for a variety of private and governmental purposes. We have entered into three significant research and development contract commitments aggregating approximately $0.443 million for different aspects of this project.

We have experienced significant losses since our inception. The net loss for fiscal year ended May 31, 2004 of $424,214 compared favorably to the net loss of $943,974 in fiscal year ended May 31, 2003. Net losses for the three and nine months period ended February 28, 2005 of $413,136 and $947,319, respectively, compared unfavorably to net income of $6,411 and a net loss of $435,951 for the same periods in our fiscal year ended May 31, 2004. The net loss for our fiscal year ended May 31, 2003 was caused primarily by three factors: (1) unallowable expenses under our government contract, (2) rate ceilings; and (3) expenses during unfunded periods for SOCRATES™ research and development. With the reinstatement of the government contract funding in November 2002, the loss for our fiscal year ended May 31, 2004 was caused by the remaining two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the first nine months of fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses, (2) expenses during a partially unfunded period, and (3) unreasonable expenses. The unreasonable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense for our UNICORN™ technology which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency.

Our third consecutive and current government contract that we initially received on September 30, 2003 does not include rate ceilings. If the government deems our allowable expenses to be reasonable, of which there can be no assurance, the absence of rate ceilings should eliminate or reduce a second significant source of losses in previous years. We will continue to incur certain unallowable expenses or allowable expenses the government deems unreasonable. We also remain subject to the risk of further delay, reduction or elimination in federal contract funding. However, it is our view that the elimination of rate ceilings is a significant improvement to our historical contract terms.

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

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate of 73% and general administrative rate of 60% for the nine months ended February 28, 2005. We believe all component costs have been ordinary and necessary but that government auditors may consider our legal expenses, independent research and development expense for UNICORN™ technology, and certain other general and administrative expenses as of the nine months ended February 28, 2005 unreasonable for a company our size. For rate setting purposes, we have reserved $240,000 for potential unreasonable expenses, which reduced the general and administrative rate to 48% for the nine months ended February 28, 2005. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Our financial statements and notes thereto include an item for "Other Receivables" that is described therein. Other Receivables includes recoverable rate differences resulting from the difference between the current adjusted general and administrative rate of 48% compared to our provisional rate of 29%, which has created a $260,000 difference for the nine months ended February 28, 2005. In addition, $133,000 was the difference for FY 2004 which brings the total to $393,000 as of February 28, 2005 for recoverable rate difference. We believe this amount will be recoverable along with other contract cost differences, some higher and others lower, when our sponsoring government agency has reviewed our request for contract cost growth which in total is approximately $218,000. Under our government contract, we are entitled to receive this amount as long as it is allowable and reasonable and the contracting officer approves the cost growth due to rate adjustments. The portion of Other Receivables represented by recoverable rate difference also reflects our judgment that we expect the government will have a funding source available to pay us the recoverable rate difference. This source may result from a reallocation of items within our existing contract to reflect actual expenditures, from use of funds available to our next contract, or from reserve sources otherwise available to the government.

We have assessed our prospects for payment and based on the experience of our management under these procedures, we believe that we will receive these amounts upon final government review and audit of our contract. We therefore have recognized them as revenue, although ultimate collection will depend upon availability of one or more of the foregoing sources for payment, of which we can make no assurance.

Results of Operations

For the periods ended February 28, 2005 and February 29, 2004

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our three successive SOCRATES™ wake vortex sensor research and development contracts with the federal government.

Contract revenue for the three and nine month periods ended February 28, 2005 was $631,197 and $2,505,138, respectively, compared to $1,008,923 and $2,303,390 for the same periods ended February 29, 2004.

The decrease for the three month period ended February 28, 2005 compared to the same period of the prior year was due to a lower amount of scheduled contract work completed by us and our subcontractor, in accordance with the current statement of work, during the current period. The small increase for the nine month period ended February 28, 2005 compared to the same period of the prior year was due to an increase in contract work completed for the first quarter ended August 31, 2005 compared to the same period in 2004. As of February 28, 2005, our contract receivable against our government contract was $277,044 as compared to $339,021 as of February 29, 2004.

Costs of Revenues. Subcontractor, consultant and direct labor expenses comprise our costs of revenues. Direct contract costs for the three and nine month periods ended February 28, 2005 were $370,154 and $1,673,542, respectively, compared to $621,909 and $1,533,721 for the same periods ended February 29, 2004.

The three month results principally reflect the decrease in contract revenue for the three month period ended February 28, 2005. The small increase for the nine month results reflects an increased amount of contract work during the quarter ending August 31, 2004.

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

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates, for our first two government contracts, were subject to ceilings, which were set at 70% for overhead and 20% for general and administrative. Our third contract is not limited by rate ceilings. Instead, we submitted provisional billing rates of 83% for overhead and 29% for general and administrative for our fiscal year ending May 31, 2005 which are based on forecasted direct and indirect costs and were audited by the Defense Contract Audit Agency and approved by the DOT/Volpe Center on December 4, 2003. Starting with the end of our fiscal year ended May 31, 2004, our actual rates, based on actual allowable costs incurred, were submitted to the government for audit on September 16, 2004. When our actual rates have been audited, we will adjust our government contract billings higher or lower to reflect the audited actual rates versus the previous estimated provisional billing rates. As long as actual costs are reasonable, of which there can be no assurance, we can include them in our actual rate and receive reimbursement for them. However, if the government will not approve an increase in contract funding to cover a billing adjustment that is higher than our provisional rates, we may not be able to obtain reimbursement for the increase. Our historical rates are shown below.

Overhead Rates General and Admin. Rates	For Year Ended 5-31-03 89% 67%	For Year Ended 5-31-04 80% 35%	Nine Months Ended 02-29-04 73% 43%	Nine Months Ended 2-28-05 73% 48%

The above rates for each of the previous periods include only allowable operating expenses and have been lower over the last three years due to increased contract funding and the increase in our direct cost base. We believe the overhead rate will remain approximately equal to our current provisional billing rate of 83%. We expect that our general and administrative rate which was 48% as of February 28, 2005, will be approximately 40% by the end of our fiscal year ending May 31, 2005, compared to our provisional rate of 29%. We believe government auditors will consider a 40% rate reasonable, although we can make no assurance in this regard.

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

For the 9 Months Ended (Unaudited)
	2-28-05	2-29-04
Unallowable expenses (1) & (2) Over-ceiling expenses Expenses during unfunded period Reserve for potential unreasonable expense Total	$517,474 -- 401,903 240,000 $1,159,377	$305,931 257,066 -- -- $562,997

For the 3 Months Ended (Unaudited)
	2-28-05	2-29-04
Unallowable expenses (3) & (4) Over-ceiling expenses Expenses during unfunded period Reserve for potential unreasonable expense Total	$318,747 -- -- 120,000 $438,747	$ 92,490 11,488 -- -- $103,978

Notes:

(1)   Includes $47,223 of stock based compensation expense for the 9 months-ended 2-28-05.
(2)   Includes $25,188 of stock based compensation expense for the 9 months-ended 2-29-04.
(3)   Includes $15,741 of stock based compensation expense for the 3 months-ended 2-28-05.
(4)   Includes $8,396 of stock based compensation expense for the 3 months-ended 2-29-04.

Our total selling, general and administrative expenses consist of unallowable and allowable expenses, and for the three and nine month periods ended February 28, 2005 were $528,699 and $1,477,925, respectively, compared to $293,399 and $1,005,976 for the same periods ended February 29, 2004.

Unallowable selling, general and administrative expenses for the three month period ended February 28, 2005 were $318,747 compared to $92,490 for the same period ended February 29, 2004. The increase was primarily due to increases in unallowable investor relations expenses of $43,094 and unallowable legal expenses of $162,408 for the three months ended February 28, 2005. We considered all investor relations and legal expenses in 2004 to be allowable expenses. Unallowable expenses for the nine months ended February 28, 2005 were $517,474 compared to $305,931 during the nine month period ended in 2004. The increase was primarily due to the same increase as for the three month periods ended February 28, 2005 and February 29, 2004 as discussed above.

Allowable selling, general, and administrative expenses for the three and nine month periods ended February 28, 2005 totaled $209,952 and $960,451, respectively, compared to $200,909 and $700,045 respectively, for the same periods ended February 29, 2004. The reason for the increase in allowable selling, general, and administrative expenses for the nine months ended February 28, 2005 compared to the same periods ended February 29, 2004 of $283,452 was primarily due to an increase in salaries and wages of $38,811, payroll tax and benefits of $111,378, rent of $16,411, business development of $52,141, allowable investor relations of $24,291, and directors fees of $28,356. These increases reflect the increase in employment from seven to ten full time employees and in general an increase in our business activities.

Over-ceiling expenses for the nine months ended February 28, 2005 were $0 compared to $257,066 for the nine months ended February 29, 2004 because our third government contract received on September 30, 2003 eliminated rate ceilings.

Operating expenses during unfunded periods were $401,903 as of the nine months ended February 28, 2005 compared to $0 for the same period ended February 29, 2004 because most of our contract work was not funded during September, October, and November 2004. We received a contract modification for an additional $3.237 million in government funding on November 30, 2004. As a result, we expect to be funded through September 30, 2005 which should eliminate the unfunded operating expenses during the third and fourth quarter of our fiscal year ending May 31, 2005 and for the period of June 1, 2005 through September 30, 2005, although we can make no assurance in this regard.

After a review of our general and administrative expenses, we have determined that our legal and certain other expenses for the three and nine months ending February 28, 2005 could be considered unreasonable. We have recorded a $120,000 and $240,000 reserve for potential unreasonable expense for the three and the nine month periods ended February 28, 2005, respectively. We anticipate expensing additional amounts in this category during the remainder of our 2005 fiscal year.

Liquidity and Capital Resources

Our liquidity is primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our third contract, titled Phase III SOCRATES™, is the third successive contract that we have received to continue work on our SOCRATES™ wake vortex sensor and was initially funded at $3.975 million. Between August 31, 2004 and November 30, 2004, we were negotiating a modification and extension of our Phase III Contract and during this period there was only partial government funding for SOCRATES™ research and development. On November 30, 2004, Volpe approved a contract modification for additional funding of $3,237,208 which we will use to expand our current SOCRATES™ wake vortex sensor from its present four beam configuration to sixteen beams plus other improvements. Our funded contract backlog for Part II of our Phase III contract as of February 28, 2005 was $2.623 million.

As of February 28, 2005 and May 31, 2004, our cash and investments were $8,128,724 and $9,552,289, respectively. The decrease in cash on hand and investments was attributable to the operating losses for the nine months ended February 28, 2005, caused by the delay in government funding, unallowable expenses, capital additions, and the purchase of treasury stock and inventory during the nine month period ending February 28, 2005. The purchase of inventory for $108,044 represents purchasing of long lead SOCRATES™ system components to further expand to a 32 beam system.

As of February 28, 2005, we had other receivables of $429,674 compared to $194,479 as of May 31, 2004. The increase is primarily due to $260,000 of unbilled government contract receivables which represents the difference between provisional rates for overhead and general administrative provisional rates of 83% and 29%, and the actual rates for the nine months ended February 28, 2005 of 73% and 48%, respectively, applied to our direct costs incurred in our Phase III SOCRATES™ contract through February 28, 2005. We expect the $260,000 of unbilled contract receivables will be reduced during the fourth quarter of our fiscal year ending May 31, 2005 as our actual rates decline due to increases in direct costs that we anticipate. We therefore expect to recover a portion of the indirect costs represented by the unbilled contract receivable as part of our normal billing process, although we can make no assurance in these regards.

As of February 28, 2005, we had total current liabilities, including accounts payable of $518,520 compared to $757,170 of current liabilities as of May 31, 2004. Accounts payable as of February 28, 2005 were $345,652, which included $246,344 to our subcontractor, Lockheed Martin Corporation, and $99,308 in other expenses compared to accounts payable as of May 31, 2004 of $615,911, which included $412,329 to Lockheed Martin, $44,549 for legal fees and $159,033 in other expenses.

We anticipate that our funded contract balance for Part II of our third contract of $2,622,539 as of February 28, 2005 will fund our direct contract costs and allowable operating expenses until approximately September 30, 2005. During this period, we have budgeted and expect to incur approximately $200,000 in non-contract unallowable costs and approximately $150,000 in UNICORN™ and other research and development. Assuming we operate within budget, as to which we can make no guaranty or assurance, we estimate our available cash and investments should be approximately $7,800,000 as of September 30, 2005. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after September 30, 2005. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate.

Our use of cash projections do not consider any additional contract funding we may receive from the Omnibus Appropriations Bill, recently enacted by Congress, for U.S. fiscal year 2005 which contains a further $5 million specifically designated for continued research and development on project SOCRATES™. We expect to receive a substantial portion of this appropriation if and when our sponsoring agencies extend our contract, approve a statement of work and issue appropriate work orders to us, although we can make no assurance in this regard. Prior to any extension of our contract, the government will request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received such request and the timing for release of such request is not known. Any delay in obtaining a contract extension also might require us to draw upon our cash to fund our operations.

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding from the U.S. government for further research development and testing of our SOCRATES™ wake vortex sensor, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guaranty or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

Known Trends, Risks and Uncertainties

Our business and future success are subject to many risks. The following describes some of the general and specific trends, risks, and uncertainties to which our business is subject and should be read with care.

Risks Related to Our Business

Our limited operating history and lack of commercial operations make it difficult to evaluate our prospects.

Since we began operations in 1997, we have generated limited revenues solely from three SOCRATES™ technology research and development contracts with agencies of the federal government that fund, administer, and oversee these contracts. The federal government has funded these contracts from earmarked U.S. Congressional appropriations to agencies that have awarded these contracts to us on a sole source basis without competitive bidding. Under these contracts, we are reimbursed for certain allowable research and development costs and are paid a fee calculated as a percentage of costs.

We have not as yet received any revenue from the sale of any products. We do not anticipate receiving any such revenue unless and until our SOCRATES™ or UNICORN™-based products become operational, which could take several years. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. These estimates have not been evaluated by an independent party. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of $424,214 for our fiscal year ended May 31, 2004 and $947,319 for the nine months ended February 28, 2005. On February 28, 2005, we had an accumulated deficit of $3,831,556. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES™ or UNICORN™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES™ or UNICORN™-based products, the continuation of Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES™, our ability to obtain additional financing, approval of our SOCRATES™ or UNICORN™-based products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES™ wake vortex sensor could adversely affect our business.

Without notice to, or opportunity for prior review by us, the John A. Volpe National Transportation Systems Center of the U. S. Department of Transportation's Research and Special Programs Administration, or Volpe, circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES™ wake vortex sensor due to a high risk assessment of achieving operational feasibility. Because of this report and the events of September 11, 2001, the government did not fund our SOCRATES™ research and development contract from December 15, 2001 to November 19, 2002. Together with our major subcontractor, Lockheed Martin Corporation, we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequently, Volpe and NASA requested and we submitted a proposal for approximately $2.2 million of additional SOCRATES™ technology research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. We received contract funding for this proposal and subsequent proposals and we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES™ wake vortex sensor for inclusion in such a system. However, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES™ wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES™ or UNICORN™ technologies and to market our products. Reduction of contract funding from the federal government could delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

The government will not pay us for SOCRATES™ research and development if we do not perform on our contract.

We perform our government contracts pursuant to specific work orders from the government. Such work orders include, but are not limited to, analysis of data, research, development of our SOCRATES™ technology, planning and conduct of testing, and preparation of various reports. If we do not perform the contracts in accordance with their terms, the government may withhold payment on our invoices that we submit monthly. Furthermore, if at any point the government considers a test to be a failure, it may cease to approve further work orders or fund further contracts. Loss of funding on our SOCRATES™ contract would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our successful product development and testing.

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our SOCRATES™ and UNICORN™ technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely

SOCRATES™ would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WVAS by controllers and pilots. We believe this conclusion was premature and based on an incomplete understanding of SOCRATES™ and its operational potential. In our opinion, the testing and analysis we have conducted has increasingly supported this potential and resulted in the continuation of funding for our government contracts for research, development and testing of our SOCRATES™ technology. However, there still are technical, engineering and program integration hurdles we must meet to develop SOCRATES™ into an operational sensor, including, but not limited to, expanding the sensor to at least sixteen and as many as thirty-two laser beams, integrating the sensor into and with the other components of WVAS, and developing operating protocols for WVAS that define how it would be used by air traffic controllers and pilots. In the case of UNICORN™, we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN™. We might not successfully complete the development of our SOCRATES™ or UNICORN™ technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

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

The airport and aviation industry is subject to extensive government oversight and regulation. To introduce our SOCRATES™ and UNICORN™-based products for commercial sale, we must successfully complete research, development, and testing and obtain necessary governmental approvals for their installation. Upon approval by the Federal Aviation Administration, or FAA, our SOCRATES™ wake vortex sensor would be part of a multi-component wake vortex advisory system that also will require government approvals before it can be deployed. Any factor that delays or adversely affects this approval process, including delays in development or inability to obtain necessary government approvals, could have a material adverse effect on our business, financial condition, and results of operations, and we can make no assurance when or if all such approvals will be obtained.

Our business relies on a strategic alliance with Lockheed Martin Corporation.

In May 1997, we signed a Teaming Agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES™-based products. This agreement will expire in May 2007, unless certain earlier termination provisions occur or the agreement is extended by mutual agreement. The agreement stipulates that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES™ wake vortex sensor. Although to date we have generally worked in close cooperation with Lockheed Martin Corporation, there is no assurance that this relationship will be sustained. Future disagreements as to work scope, revenue share, profit margins, ownership of intellectual property, or technical, marketing, or management philosophy, could adversely impact the relationship. Since we view our strategic relationship with Lockheed Martin Corporation as a vital element of our business plan, any erosion of this relationship could have a negative impact on our business and future value.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES™ patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES™ patent. Lockheed Martin Corporation has told us that it was prevented from previously disclosing the patent to us because of a government secrecy order. After consultation with counsel, including our patent counsel, we strongly believe that the Lockheed Martin Corporation patent will not impair the value of our SOCRATES™ patent because our SOCRATES™ patent is aimed at improving air traffic safety, a use not contemplated by the Lockheed Martin Corporation patent. Furthermore, it is our position that Lockheed Martin Corporation acknowledged and accepted our invention of the SOCRATES™ technology in the Teaming Agreement between us in May 1997. We have met with Lockheed Martin Corporation to discuss the matter and potential opportunities relating to our SOCRATES™ patent. At the meeting, Lockheed Martin Corporation stated that it does not agree with our position. Nevertheless, management of both companies acknowledged the value and strength of the relationship and the desire to preserve it. We are conducting further discussions with Lockheed Martin Corporation on potential ways to expand and extend the relationship and believe the outcome of such discussions will resolve any intellectual property concerns. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

We may need to raise additional capital.

While we completed a public offering in February of 2004 resulting in gross proceeds of approximately $8.4 million (net of the underwriting discount), we cannot be certain that such financing will be adequate or sufficient for our future needs. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES™ and UNICORN™-based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We will continue to incur significant expenses for research and development and testing of our SOCRATES™ and UNICORN™ technology and may continue to experience such losses prior to commercialization and thereafter. If we cannot achieve commercialization of our SOCRATES™ and UNICORN™ technologies with the proceeds of our recent public offering or if we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek additional capital. In addition, other unforeseen costs and research and development costs of later generation SOCRATES™ and UNICORN™-based products also could require us to seek additional capital. We do not have any credit facilities in place and, should the need for additional capital arise, we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. If we need to obtain additional debt or equity capital, it may include our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

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

Under certain circumstances, the federal government may be able to use our SOCRATES™-related technologies or other technologies developed with government funding without payment to us.

We have taken certain steps to preserve our rights in our SOCRATES™-related technologies under our contracts with the federal government. However, as is the case with all research and development contracts funded by the federal government, the Federal Acquisition Regulations provide that, under certain circumstances, the federal government may have paid-up rights to use, or have used on its behalf, our SOCRATES™-related technologies or other technologies developed with government funding. We do not expect that the federal government will attempt to use our SOCRATES™-related technologies without compensating us. Nevertheless, if the federal government attempts to exercise these rights, it is difficult to predict what effect, if any, it may have on us. If the federal government succeeds in exercising these rights, it may have a material adverse effect on our business operations and financial performance, which could negatively affect the value of our stock.

Our future customers, including the FAA, may not accept the price of or be able to finance our products.

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES™ wake vortex sensor at airports or UNICORN™-based collision avoidance systems in small aircraft.  We estimate that the cost of our SOCRATES™ wake vortex sensor will be $6 million to $15 million per airport installation, depending on, among other things, the number and configuration of runways. Due to developments in the market for general aviation collision warning and avoidance products and information we have obtained from our ongoing research, development and engineering of UNICORN™, we expect the UNICORN™-based system could be more complex than we originally envisioned. As a result, we anticipate the wholesale price of this product will be substantially greater than the $10,000 estimate we have previously disclosed, which assumed production quantities of 2,000 to 3,000 systems per year. Until we develop further information on the configuration and components of a UNICORN™-based system, related production costs, and rapidly evolving competitive technologies, we cannot assess the potential market for a UNICORN™-based collision avoidance system. Additionally, because we have not completed the research, development, and testing of either product or received final approvals for either of them from the federal government, we have not commenced production or marketing efforts. We currently do not anticipate having these products ready for commercial sale for at least several years. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products.

We believe that the increase in efficiency and safety to airports, airlines, and private aircraft resulting from our products will justify the substantial anticipated cost of sales and installation of these products. However, our customers' ability to afford such costs will depend, in part, on the health of the overall economy, the financial condition and budget priorities of the federal government, particularly the FAA and NASA, profitability of airports, airlines, and aircraft manufacturers, and the availability of private and government sources of funding to finance the sales and acquisition of our products. While a variety of potential funding sources exist, inability of the FAA, airlines or airports to access or obtain funding for purchase and installation of our products could have a material adverse impact on sales of our SOCRATES™ or UNICORN™-based products.

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

At present and for the near future, we will depend upon a relatively small number of employees and subcontractors to complete the research and development of our SOCRATES™ wake vortex sensor and pursue research and development of other SOCRATES™ and UNICORN™-based products. The marketing and sales of these products will require us to find additional capable employees or subcontractors who can understand, explain, market, and sell our technology and products to airports, airlines, and airplane manufacturers. We also will need to assemble new personnel and/or contractors for production and installation of our products. Upon successful completion of research and development, these demands will require us to rapidly increase the number of our employees, vendors, and subcontractors. There is intense competition for capable personnel in all of these areas, and we may not be successful in attracting, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions.

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

The air safety systems and air traffic control industries are already highly competitive. Other industry participants could develop or improve their own systems to achieve the cost efficiencies and value that we believe our products will provide upon successful completion of research and development. Additional companies may enter the market with competing systems as the size and visibility of the market opportunity increases. In addition, the government could cause us to compete against other companies for research and development or production and deployment of our SOCRATES™ wake vortex sensor, when and if we successfully complete its development. Many of our potential competitors have longer operating histories, greater name recognition, substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Competition could reduce our revenues and margins and have a material adverse effect on our operations.

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

If our revenues do not grow or grow more slowly than we anticipate, we are unable to procure federal contracts for our SOCRATES™ wake vortex sensor research and development, we encounter technical or engineering obstacles to the successful commercial development of SOCRATES™ or UNICORN™, our operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our securities could decline. In addition, if the market for aviation technology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our securities could fall for reasons unrelated to our business, results of operations, and financial condition. The market price of our securities also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Furthermore, the sale in the open market of recently sold securities or newly issued securities, which we may sell from time to time to raise funds for various purposes, and securities issuable upon the exercise of purchase rights under existing options and warrants may place downward pressure on the market price of our securities.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,215,110 shares of our common stock outstanding. Of our outstanding shares, 6,566,475 are registered and eligible for public trading.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 27.6% of our outstanding common stock (including common stock issuable to such person or group within 60 days after April 19, 2005). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Item 3. Controls and Procedures.
(a)

As of the end of the period covered by this quarterly report, our Chief Executive Officer and Principal Financial Officer have conducted an evaluation of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

(b)

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers and directors, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and under Section 11 of the Securities Act of 1933. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities. We firmly believe that the claims contained in the complaints are without merit and intend to conduct a vigorous defense in these matters. These lawsuits could be time-consuming and costly and could divert the attention of our management personnel. These lawsuits or any future lawsuits filed against us could harm our business.

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

Item 5. Other Information.

On March 29, 2005, we terminated our investor relations agreement with Epoch Financial Group, Inc. This termination is effective as of April 30, 2005.

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
Letter from Accountant Confirming Resignation (12)
*Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).
*Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
   of 2002 (18 U.S.C. Section 1350).
*Certification of Chief Executive Officer and Chief Financial Officer as Adopted Pursuant
   to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*Submitted herewith.

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12)

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
Incorporated by reference to Exhibit 16 on our Form 10-QSB, which was filed on January 14, 2005.

(b) Reports on Form 8-K.

On December 1, 2004, we filed a Current Report on Form 8-K. The report contained an Item 7.01 Regulation FD disclosure announcing that Congress had provided additional funding for SOCRATES™.

On December 8, 2004, we filed a Current Report on Form 8-K. The report contained an Item 7.01 Regulation FD disclosure announcing that we had recently received fiscal 2004 funding for our SOCRATES™ technology.

On December 16, 2004, we filed a Current Report on Form 8-K. The report contained an Item 7.01 Regulation FD disclosure announcing that we had released on our website a newsletter to our shareholders.

On February 10, 2005, we filed a Current Report on Form 8-K. The report contained an Item 4.01 Changes in Registrant's Certifying Accountant disclosure announcing that we had replaced Kostin, Rufkess & Company, LLC with Wolf & Company, P.C.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
April 19, 2005	By:

Samuel A. Kovnat Chairman and Chief Executive Officer
April 19, 2005	By:

David D. Cryer Chief Financial Officer, Secretary, Treasurer