Form 10QSB/A
period 2005-02-28
FLIGHT SAFETY TECHNOLOGIES INC
filed 2005-04-21
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

     Yes ☒      No ☐

The number of shares of common stock outstanding as of April 21, 2005 was 8,215,110 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-QSB is an amendment to the Form 10-QSB we filed on April 19, 2005.

We are filing this Amendment No. 1 to Form 10-QSB to correct a transposition error discovered in the Statements of Operations and Other Comprehensive Income (Loss). This error only affected the "Loss from operations" and "Interest income" line items for the three month period ended February 29, 2004 and the nine month period ended February 28, 2005.

THIS AMENDMENT NO.1 TO FORM 10-QSB DOES NOT OTHERWISE ATTEMPT TO UPDATE THE INFORMATION PROVIDED HEREIN BEYOND THE ORIGINAL FILING DATE.

i

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

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For The Three and Nine Month Periods Ended February 28, 2005 and February 29, 2004
Unaudited

	Three Months 2005	Three Months 2004	Nine Months 2005	Nine Months 2004
Contract Revenues	$ 631,197	$ 1,008,923	$ 2,505,138	$ 2,303,390
Cost and expenses:
Cost of revenues	370,154	621,909	1,673,542	1,533,721
Research and development	163,661	60,990	348,308	137,647
Selling, general and administrative	528,699	293,399	1,477,925	1,005,976
Depreciation and amortization	29,465	23,534	88,395	61,456
Total cost and expenses	1,091,979	999,832	3,588,170	2,738,800
Loss from operations	(460,782)	9,091	(1,083,032)	(435,410)

Other Income (Expense)
Interest income	54,561	4,669	156,458	7,462
Loss before provision for income taxes	(406,221)	13,760	(926,574)	(427,948)
Provision for income taxes	6,915	7,349	20,745	8,003
Net Income (Loss)	(413,136)	6,411	(947,319)	(435,951)

Other Comprehensive Income (Loss)
Unrealized gains on investments	26,783	--	3,814	--
Comprehensive Income (loss)	$(386,353)	$6,411	$(943,505)	$(435,951)
Net Loss Per Share
Basic and diluted	$ (.05)	$ .00	$ (.12)	$ (.08)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,110	6,097,884	8,218,925	5,481,608

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

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For The Nine Months Ended February 28, 2005 and February 29, 2004
Unaudited

	Nine Months Ended February 28,
	2005	2004
Cash flows from operating activities:
Net loss	$ (947,319)	$ (435,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,395	61,456
Non-cash compensation - common stock	47,223	25,188
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	254,999	(183,188)
(Increase) decrease in other receivables	(235,195)	(112,078)
(Increase) decrease in other current assets and other assets	(3,180)	(20,284)
(Increase) decrease in inventory	(108,044)	--
Increase (decrease) in accounts payable and accrued expense	(238,650)	397,491
Net cash used in operating activities	(1,141,771)	(267,366)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	976,549	--
Purchases of property and equipment	(58,548)	(209,626)
Payments for patents and other costs	(27,233)	(27,308)
Net cash (used for) provided by investing activities	890,768	(236,934)
Cash flows from financing activities:
Purchase of treasury stock	(199,827)	--
Proceeds from issuance of common stock	--	9,294,318
Net cash provided by (used for) financing activities	(199,827)	9,294,318
Net increase (decrease) in cash and cash equivalents	(450,830)	8,790,018
Cash and cash equivalents at beginning of period	2,180,863	1,039,693
Cash and cash equivalents at end of period	$ 1,730,033	$ 9,829,711

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

Note 4. Treasury Stock:

During the period from June 2, 2004 to June 17, 2004, we purchased 116,300 shares of our common stock at an average price of $1.71 for a total price of $199,827. The repurchase was authorized in a stock repurchase plan approved by our Board of Directors.

Note 5. Stock Options:

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

Note 6. Warrants:

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

Note 7. Other Receivable:

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Amendment No. 1 to Form 10-QSB for the three month period ending February 28, 2005 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Amendment No. 1 to Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement WVAS at all or with the inclusion of a SOCRATES™ wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of this Amendment No. 1 to Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Amendment No. 1 to Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

You should carefully read and evaluate this entire Amendment No. 1 to Form 10-QSB and our current SEC filings including the risks it describes and not consider or rely upon any statement, information or opinion about us that is not contained in this Amendment No. 1 to Form 10-QSB and our current SEC filings.

Certain statements, information and opinions about us have appeared and may continue to appear in published news reports, analysts reports, other media sources and our web site. Some of the information contained in these reports or sources may not be material to understanding our business or may be out of date, erroneous or inconsistent with that disclosed in this Amendment No. 1 to Form 10-QSB and our current SEC filings. In making a decision to invest in our securities, you should not rely upon any of these statements, information or opinions and should only rely upon, consider and carefully evaluate the information and risks contained in this Amendment No. 1 to Form 10-QSB and our current SEC filings.

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

The market price of the securities of a pre-commercial, research and development stage aviation technology company, such as ours, can be especially volatile. Thus, the market price of our securities could be subject to wide fluctuations. In fact, the trading volume and price of our shares have fluctuated greatly. Subject to the information set forth in this Amendment No. 1 to Form 10-QSB, we are unaware of any specific reasons for this volatility and cannot predict whether or for how long it will continue.

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

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and certain of our officers and current directors are defendants in pending litigation (as described in "Part II - Other Information, Item 1. Legal Proceedings" of this Amendment No. 1 to Form 10-QSB) that alleges violations of federal securities laws. We firmly believe that the claims contained in the complaint are without merit and intend to conduct a vigorous defense in this matter. However, defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 27.6% of our outstanding common stock (including common stock issuable to such person or group within 60 days after April 21, 2005). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to the quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.
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

Flight Safety Technologies, Inc. a Nevada corporation
April 21, 2005	By:

Samuel A. Kovnat Chairman and Chief Executive Officer
April 21, 2005	By:

David D. Cryer Chief Financial Officer, Secretary, Treasurer