Form 10KSB
period 2005-05-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2005-08-26
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005
Commission file number 000-33305
_____________________________

FLIGHT SAFETY TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	95-4863690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28 Cottrell Street, Mystic, Connecticut 06355	(860) 245-0191
(Address of principal executive offices and Zip Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
(Title of class) Common Stock, par value $0.001 per share Common Stock Purchase Warrants	(Name of each exchange on which registered) AMEX AMEX

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

Registrant's revenues for its most recent fiscal year:     $3,310,871

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes     ☒    No

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of $1.60 per share on August 25, 2005, as reported on the American Stock Exchange, was approximately $11,257,304. In determining the market value of non-affiliate voting stock, shares of common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 8,215,110 shares of common stock outstanding as of August 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED MAY 31, 2005

i

Preliminary Note: Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-KSB for the fiscal year ending May 31, 2005 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement WVAS at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

     SOCRATES®, UNICORN™ and TIICM™ are trademarks of ours. This Form 10-KSB also refers to trademarks and trade names of other companies and organizations.

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

ii

PART I

Item 1. Description of Business.

Overview

We are developing three new technologies designed to enhance aviation safety and efficiency. These technologies include SOCRATES®, UNICORN™, and TIICM™.

SOCRATES® is a technology we are working to develop into a ground based laser acoustic sensor to detect and track wake vortices at airports.

UNICORN™ is a technology we are working to develop into an airborne radar for collision avoidance.

TIICM™ is a technology we are working to develop into a system to protect airliners against terrorist threat.

We are developing SOCRATES® to be a component for possible inclusion in a wake vortex advisory system, known as WVAS, that the National Aeronautics and Space Administration (NASA) is developing. We believe that our SOCRATES® wake vortex sensor, upon completion and deployment in concert with other components of WVAS, can potentially;

     •      Improve the safety of aircraft arrivals and departures;
     •      Streamline the air traffic control process;
     •      Reduce passenger delays; and
     •      Generate substantial cost savings for the airline industry and other airport users.

An initial "proof of principle" test of our SOCRATES® wake vortex sensor was conducted at JFK International Airport in May 1998. We subsequently completed testing of an expanded and improved SOCRATES® technology, using a NASA Boeing 757 as the source aircraft, at Langley Air Force Base in December 2000. On September 13, 2003, we completed a three-week test of an improved SOCRATES® wake vortex sensor at Denver International Airport. Based upon our analysis of initial data, this test demonstrated a major increase in the capability and reliability of the sensor. Building upon these three tests, we have further developed our SOCRATES® wake vortex sensor and expect to test a 16 beam configuration during September, 2005.

We have conducted research, development, and testing of our SOCRATES® wake vortex sensor in conjunction with Lockheed Martin Corporation pursuant to a ten year teaming agreement dated May 1, 1997, under which we are the prime contractor. Under the teaming agreement, we generally have subcontracted to Lockheed Martin Corporation significant participation in the development and assembly of the hardware components of our SOCRATES® wake vortex sensor, including the low power laser generators, reflectors, and receivers. Lockheed Martin Corporation personnel also have supported the operation of this equipment during tests of our SOCRATES® wake vortex sensor through various stages of development to date, have been developing software used in analyzing test data and worked with us in analyzing test data itself. Our payments to Lockheed Martin Corporation under the teaming agreement have averaged approximately $840,000 per each of our fiscal years and 46% of our average annual contract revenue. We anticipate that upon full approval and deployment of our SOCRATES® wake vortex sensor, we would continue to subcontract much of these functions to Lockheed Martin Corporation. There can be assurance our relationship with Lockheed Martin Corporation will continue after expiration of the teaming agreement in May 2007.

We also are developing a collision avoidance and ground proximity warning system for aircraft based on our technology referred to as UNICORN™.

On September 13, 2002, we received a frequency assignment from the Federal Communications Commission for experimental purposes and development of UNICORN™. In August 2003, we signed a contract with Georgia Tech Applied Research Corporation, (GTARC), under which GTARC commenced work on the construction of our UNICORN™ antenna elements. We also contracted with Microwave Solutions, Limited, in England to produce the radar electronic modules. An initial proof-of-principle tower based test of the UNICORN™ system was conducted in August of 2005.

Although we initially conceived UNICORN™ for application to the small airplane (general aviation) market, higher than anticipated development costs, production cost estimates that significantly exceed our initial projections, and increasing competition for this type of product, have caused us to refocus our priorities on government requirements for UAV applications. We now believe that the most effective approach is to initially seek governmental funding opportunities for the development of a UNICORN™ UAV application and then evaluate commercial products as a potential follow-on opportunity, if and when we can obtain government funding.

During the past year we began pursuing a third new technology initiative, called TIICM™ (Tactical Integrated Illuminating Countermeasure) for protection of airliners against certain shoulder launched terrorist missile threats. We believe that TIICM™ may be a more cost-effective solution to this problem than competing military systems which are currently being funded by the government. We are working on TIICM™ with Sanders Design International a small innovative defense contractor based in New Hampshire, and Analogic Corporation, a successful developer and manufacturer of medical imaging and baggage screening products, based in Massachusetts. We have committed funding of about $300,000 to TIICM™ thus far and, depending on results of research, development and testing, may invest further in TIICM™.

We contracted with Georgia Tech Applied Research Corporation (GTARC) to utilize their government approved simulation model to subject TIICM™ to 30,000 simulated missile attacks on a Boeing 737 aircraft. Preliminary results of this analysis were encouraging. There can be no assurance as to if or when we will be able to successfully develop TIICM™, that our TIICM™ efforts will result in any contracts, or that our relationships with other companies to develop TIICM™ will be successfully formalized or revenues or profits to us.

Since our inception, our primary source of funding has been three successive contracts with the federal government aggregating approximately $16.2 million for research, development and testing of our SOCRATES® wake vortex sensor. We have not had any revenues from commercial sales of SOCRATES®, UNICORN™ or TIICM™, and we do not expect such sales for several years. We have incurred cumulative losses of $4,295,881 as of May 31, 2005, which we have funded with the proceeds of three equity offerings. We may need to raise additional capital to complete our future research and development. We may consider and execute from time to time strategic investments, acquisitions or other transactions that we believe will benefit us and complement our current operations, technologies, and resources.

History

We are a Nevada corporation that was incorporated in May 2001 under the name of Reel Staff, Inc. to provide staffing services to film, video and television production companies. Prior to a share exchange in September 2002 with the shareholders of Flight Safety Technologies, Inc., (FSTO), a Delaware corporation, our operations were minimal and our revenues were not material. Our organization and limited operations primarily were funded by (i) a contribution of services from shareholders, who in return were issued common stock and (ii) $12,075 of proceeds from a private placement of our common stock to investors. In October 2001, we registered these shares with the SEC under the Securities Act of 1933 pursuant to an SB-2 Registration Statement, as amended, that we filed with the SEC in order to make our shares of common stock eligible for public trading. Since that time, we have filed periodic reports with the SEC pursuant to the Securities Exchange Act of 1934.

In September 2002, we consummated a share exchange with the stockholders of FSTO. FSTO originally commenced operations in 1997 as a Wyoming corporation. FSTO was co-founded by two of our directors, Samuel A. Kovnat and Frank L. Rees. In consideration of his shares, Mr. Rees assigned his SOCRATES® and UNICORN™ patents to FSTO. In consideration of Mr. Kovnat's shares, he contributed intellectual capital and services to FSTO. Advanced Acoustic Concepts, Inc. and Leonard Levie were also founders of FSTO. Advanced Acoustic Concepts, Inc. received shares of common stock in FSTO in consideration of its release of any claims on the UNICORN™ patent contributed by Mr. Rees and Mr. Levie received his shares in consideration of contributing his business experience, and developing an initial business plan for FSTO. As a result, FSTO owned patents on our SOCRATES® and UNICORN™ technologies.

FSTO received our original contract with the federal government for the research and development of our SOCRATES® technology in connection with its potential application to wake vortices on May 29, 1997. Since then, FSTO has received two additional contracts for the continuation of research and development of our SOCRATES® technology. On November 3, 2000, FSTO completed a private placement of preferred stock arranged by Spencer Trask Securities Incorporated which resulted in net proceeds to us of approximately $1,500,000. In consideration of this placement, Spencer Trask Intellectual Capital Company, LLC received shares of our common stock and warrants to acquire our preferred stock, as well as placement agency fees and reimbursement of certain costs. All of the preferred shares and warrants for preferred shares were converted, respectively, to common stock and warrants for common stock pursuant to their terms as a result of the share exchange.

The share exchange was facilitated by Dunhill Venture Partners Corp., a Vancouver based firm. Dunhill Venture Partners Corp. also facilitated a private placement of a total of 283,334 shares of our common stock and 283,334 warrants, each for one share of our common stock, to Wakefield Holdings Corp. and Nicholson Group Limited, pursuant to Regulation S promulgated by the SEC, which resulted in aggregate proceeds to us of $1.7 million. In January 2003, we registered these shares and the warrant shares with the SEC pursuant to an SB-2 Registration Statement. During July and August 2003, the warrants were exercised, and we issued the 283,334 warrant shares, generating $1.7 million in aggregate proceeds to us. As a result of the share exchange, we discontinued our previous operations and changed our name to Flight Safety Technologies, Inc., FSTO changed its name to Flight Safety Technologies Operating, Inc., FSTO became our subsidiary and stockholders of FSTO acquired approximately 53% of our outstanding common stock. In June 2003, FSTO merged into us, and we now own the patents on and are continuing the development of our SOCRATES® and UNICORN™ technologies. The financial information contained in this Form 10-KSB reflects the consolidated results of our operations and those of FSTO.

During February 2004, we sold 1,514,300 units at $6.00 per unit in a registered underwritten secondary public offering. Each unit consisted of two shares of our common stock and a warrant to purchase one share of our common stock at $3.30 a share. Separate trading of the common shares and warrants began on March 1, 2004. We received net proceeds from this offering of approximately $7.6 million.

Principal Products Under Development and Market Opportunities

SOCRATES® Technology

General

Based on testing to date, we believe our SOCRATES® technology has the potential to provide sensor information for a ground-based wake vortex advisory system, or WVAS, to detect dangerous air turbulence. The SOCRATES® sensor is intended:

     •    To operate under a wide variety of weather conditions;
     •    To provide warning to air traffic controllers of wake turbulence hazards that pilots may encounter;
     •    To not require the presence of large atmospheric particles such as rain or ice crystals to detect disturbances; and
     •    To be cost-effective and easy to operate.

SOCRATES® is our proprietary opto-acoustic technology designed to detect, locate and track various forms of air turbulence, including clear air turbulence. While our present focus is on air turbulence created by aircraft wakes, we believe that with future research and development our SOCRATES® technology may also enable the detection of various hazardous atmospheric phenomena, such as windshear and microbursts.

Air turbulence creates patterns of low-frequency sound waves something like the ring patterns that form in a body of water after a pebble has been tossed into it or a boat has cut through it. These low-frequency sound waves typically travel for long distances through the atmosphere without impediment. As currently developed, our SOCRATES® wake vortex sensor uses low power laser light beams projected 50 to 100 meters across the ground in the vicinity of airport approach and departure corridors. Reflector devices direct the beams back to a receiver. SOCRATES® measures changes in the speed of the light waves of the laser beams. These changes indicate that the laser has interacted with sound waves emanating from air disturbances. Based on these changes, we believe SOCRATES® technology, upon completion of research, development and testing, will enable a WVAS to detect the presence of wake vortex turbulence.

Unlike radar technologies, we believe SOCRATES® will be effective without need for the presence of rain, ice crystals, or other aerosols because SOCRATES® uses lasers to detect interaction with sound waves, not with atmospheric particles.

We believe a SOCRATES®-based WVAS will be relatively cost-effective and easy to implement because such a system would not require airports to lengthen existing or add new runways, to build large towers, acquire additional land on their peripheries, or engage in potentially lengthy and costly environmental negotiations with residential communities, as is required to install Terminal Doppler Weather Radar, (TDWR) systems. In addition, SOCRATES® may offer capability in a wide variety of weather conditions.

Alternate technologies for detecting wake turbulence phenomena may be limited by certain weather conditions such as fog, more expensive, difficult to implement, or incapable of providing sufficiently early warnings for pilots to take appropriate action. We believe the products we are developing and intend to develop based on SOCRATES® may mitigate many of the shortcomings associated with these types of technologies.

SOCRATES® Wake Vortex Sensor

Whenever an airplane is in flight, and especially when flying slowly, as during takeoff, approach, and landing, the wing flaps and wings create wake vortices, which are similar to horizontal tornadoes trailing back from the wing tips. If another plane enters this vortex, even several minutes after the first plane has passed, the pilot's control of the aircraft may be compromised. To address these hazards, the Federal Aviation Administration (FAA) has established increased spacing requirements between airplanes as they land and take-off. In 1996, the FAA expanded these requirements for airplane separations by introducing a new category for additional separation behind B-757 aircraft. The increased space between planes has translated into even more time in the air, which causes flight delays and increases in fuel and flight crew costs. A new very large aircraft, the A-380 being introduced by Airbus Industries, is anticipated to further exacerbate wake-induced flight delays.

Our initial focus for SOCRATES® is development of a wake vortex sensor to detect, locate and track wake vortex turbulence. The sensor will include a low power laser transmitter and receiver, a reflector and special computer electronics designed to translate changes in laser transmissions into data on the presence and location of wake vortex turbulence. We are designing our sensor so that upon successful completion of further development, testing and FAA approval, it could become a component in a WVAS to be used by air traffic controllers in establishing safe separation between successive arriving and departing aircraft. In furthering this development, among other things, we plan to expand the present 16-beam sensor, integrate the sensor with other components of WVAS, as well as develop operating protocols for WVAS and the sensor that define how they would be used by air traffic controllers and pilots. NASA and the FAA are planning for the integration of other components of WVAS including advanced weather sensors, prediction software for both the vortex movement and the persistence of existing wind conditions, adaptive spacing procedures and communication links between the sensors and the air traffic control facilities. WVAS still faces technical hurdles and, furthermore, must be accepted by a variety of constituencies involved in the National Airspace System, including, but not limited to, air traffic controllers and pilots. We can make no assurance whether or when the FAA will implement WVAS, either with or without our SOCRATES® wake vortex sensor.

We plan for our SOCRATES® wake vortex sensor to generate information that will assist Air Traffic Controllers (ATC) in determining more precisely when it is safe for a plane to land or take off behind a heavier category of aircraft. This may enable the FAA to decrease the existing aircraft wake vortex spacing, thereby increasing airport capacity, reducing delays and saving money for the airline industry. Our SOCRATES® wake vortex sensor also would increase safety by issuing an alert to controllers in instances where a standard separation may not have given sufficient time for a wake vortex to dissipate or move out of the way. A "proof of principle" test of our SOCRATES® wake vortex sensor that operated with 2 laser beams was conducted at JFK International Airport in May 1998. We completed controlled testing of an expanded and improved SOCRATES® wake vortex sensor that operated with 4 laser beams, using a NASA Boeing 757 as the source aircraft at Langley Air Force Base in December 2000.

In September 2003, we completed a three-week test of an improved SOCRATES® wake vortex sensor that operated with 4 laser beams at Denver International Airport. This test was part of a NASA-sponsored wake acoustics test and is part of NASA's continuing efforts to improve aviation safety and capacity. A principal purpose of this NASA-sponsored test was to acquire adequate field data using carefully calibrated microphone arrays to develop a firm scientific basis for the use of sound in detecting, tracking, and characterizing wake vortices created by arriving aircraft. The operation of our SOCRATES® wake vortex sensor recorded acoustic emissions generated by wake vortices from a variety of aircraft, including Boeing 737 and 757 aircraft, Airbus A319 and A320 aircraft, and even smaller regional jets. The sensor recorded these emissions directly above our sensor at an elevation of approximately 500 feet above ground level. We performed a preliminary analysis of the results and provided a "quick-look" report to NASA and Volpe in October 2003. Our Final Report, in summary, showed an 81% detection rate for our SOCRATES® sensor system. The results were from three weeks of collected data and approximately 750 data points.

Following the 2003 Denver test, we received government funding to upgrade and expand our SOCRATES® wake vortex sensor from a 4-beam to a 16-beam system and test this expanded sensor in September of 2005. Our goal in the test of our expanded sensor will be to detect and track wake vortices at ranges up to 1,100 meters and altitudes up to 250 meters above the sensor site. We have performed analysis based on phased array radar and sonar systems which we believe indicate that this goal should be achievable. However, we can make no assurance as to whether the expanded SOCRATES® system will perform effectively and meet our expectations until we complete design, engineering, testing, and analysis of test results. If the test of this expanded system is successful, we plan to produce an emulation of an operational SOCRATES® wake vortex sensor in 2006 or 2007. If and when the FAA approves our sensor and proceeds with the implementation of WVAS, we will propose that the FAA include our sensor in the installation of WVAS at major U.S. airports. Each of these airports will require a system customized for its particular runway layout and topography. At this time, we do not know if we can successfully develop our SOCRATES® wake vortex sensor, if the federal government will provide the funding required to complete our plan, if we will successfully implement the plan and testing, or if the government will implement WVAS at all or with the inclusion of our SOCRATES® wake vortex sensor.

SOCRATES® Wake Vortex Sensor Market Opportunity

The FAA is the federal agency in charge of airport safety and air traffic control in the U.S. In this role, it acquires, owns and is responsible for operating the equipment that monitors and controls the National Airspace System, including the equipment deployed at airports and in all air traffic control facilities. As such, the FAA would be the primary potential customer for our SOCRATES® wake vortex sensor in the U.S.

In June 2003, the FAA approved a long-term mission needs statement and related investment plan that contemplates expenditures by FAA and NASA of $206 million during the period running from U.S. fiscal year 2003 through 2010 on wake vortex detection research and development. The FAA investment plan includes deployment of a prototype WVAS and culminates in development of wake turbulence capability at selected airports and integration with controller tools. The mission needs statement may not be approved at all necessary levels of the federal government, and the federal government may not provide the funding required to complete the mission needs statement. This funding must be annually requested by the FAA, authorized and approved by Congress, and approved by the President. There is no assurance as to what amount of contract funding, if any, we will receive in connection with the mission needs statement to complete the research, development, and testing of our SOCRATES® wake vortex sensor for inclusion in a WVAS. To date, the FAA has not requested Congress to appropriate funds for this purpose. The FAA has assigned an overall moderate to high risk rating to the implementation of this program due to technical unknowns and risks associated with getting controllers and pilots to accept a ground or flight deck based system.

We believe the FAA's substantial investment in addressing the problems associated with wake vortex turbulence and its issuance of the long-term mission needs statement for wake turbulence indicate its awareness that there is a growing need in the aviation industry for technologies to combat the wake vortex problem. There are many other participants and constituencies that could have an interest in the deployment and financing of our sensor as part of a WVAS. For example, the International Federation of Airline Pilots Associations, (IFALPA), which represents over 100,000 pilots worldwide and is recognized as the global voice of pilots on both labor and aviation safety issues, officially states a requirement for vortex monitoring in any system designed to safely reduce the current wake vortex-related spacing requirements. The busier airports, which are typically owned and operated by state and local authorities, also have a natural interest in increasing airport safety and efficiency. Airlines also could benefit from installation of a WVAS, which we believe could include our SOCRATES® wake vortex sensor, through increased safety and efficiencies and a reduction in fuel costs attributable to delays.

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

The target market for our SOCRATES® wake vortex sensor include as many as 100 of the busiest airports worldwide. We initially will focus on U.S. airports with closely spaced parallel runways, such as the San Francisco, Anchorage, Newark, Boston Logan, Philadelphia, St. Louis, and Los Angeles International Airports. We believe that our SOCRATES® wake vortex sensor may be instrumental in helping the FAA and airports to achieve approval and implementation of WVAS.

Based upon installations at up to 100 airports worldwide, we estimate the total market size for our SOCRATES® wake vortex sensor as part of a WVAS at up to $1 billion. Our preliminary estimate is based on, among other things: our assumption of successful product development and FAA certification; estimates we performed of the number of airports that would benefit from the implementation of WVAS; the number and configuration of runways; a long-term projection of the cost of manufacturing, installing, and testing our SOCRATES® wake vortex sensor; and the cost of our current 16-beam SOCRATES® wake vortex sensor scaled up to an operational 32-beam sensor at each end of each runway. We estimate the price of our SOCRATES® wake vortex sensor will be roughly $9 to $20 million per airport installation, depending on, among other things, the number and configuration of runways. These projections do not include any revenue from field service which we plan to provide if appropriate arrangements can be made with specific airports and the FAA. These estimates have not been reviewed or validated by any third party. We have not updated and have no immediate plans to update these projections.

These estimates also assume the availability of funding from the FAA, airports and other sources for purchase and installation of our SOCRATES®™ wake vortex sensors as part of WVAS. While we hope the FAA and U.S. government will support such purchase and installation of our SOCRATES® wake vortex sensors, when and if a WVAS becomes operational, we do not have any commitment or assurance from the FAA or other branches of the U.S. government to support us in this regard.

UNICORN™ Technology

General

Our original plan for UNICORN™ technology was to provide a low-cost, combined, collision alerting and ground proximity warning capability for general aviation aircraft, including private, business and smaller regional and commercial aircraft. Since fiscal year ended May 31, 2004, we also have been investigating the potential application of our UNICORN™-based "see and be seen" collision avoidance technology for unmanned air vehicles, (UAVs), including military, other government, and commercial operations.

Accelerating government requirements for UAV applications in the US domestic airspace, together with higher than anticipated development costs, production cost estimates based on information we obtained from ongoing product development that significantly exceed our initial projections, and increasing competition in the general aviation market for UNICORN™-like products have caused us to refocus our priorities. We now believe that the most effective approach is to seek governmental funding opportunities for UAV applications of UNICORN™ and then evaluate commercial products as a follow-on opportunity.

Our UNICORN™ technology is based on a unique implementation of radar technology in an airborne system to detect and track aircraft and detect the ground below and ahead of the airplane. We believe that fixed element antennas on the top and bottom of the aircraft could provide full spherical coverage for threat detection up to four nautical miles of collision avoidance coverage. UNICORN™ would alert pilots to a potential collision threat by both audible and visual means, and the locations of the threat aircraft would be shown on either an existing or dedicated cockpit display.

Following a recommendation of support from the FAA in September 2002, the Federal Communication Commission (FCC) issued us an Experimental Radio Station License facilitating UNICORN™ antenna development on either of two frequencies: 5145 MHz in the FAA aviation band and 3650-3700 MHz in the non-aviation band. These frequencies may be used at any of three designated locations in the eastern U.S. until September 1, 2006. If we demonstrate progress and continued ability to develop UNICORN™, we may be able to obtain an extension of the approval by application.

We acquired the UNICORN™ technology from Advanced Acoustic Concepts, Inc., (AAC), in January 2000 in exchange for shares of our common stock. We have agreed to pay AAC a lump sum payment of $150,000 after we receive revenues from sales of UNICORN™ products of $1,000,000. In addition, we will pay to AAC a continuing royalty of 3% of all net sales of UNICORN™ products thereafter.

UNICORN™ UAV Collision Avoidance System

We have initiated very preliminary discussions with the federal government about the possible use of UNICORN™ technology on Unmanned Air Vehicles, or UAV's, to perform the "see and avoid" function. There is increasing interest on the part of civil and military authorities in operating UAVs in parts of the National Airspace System other than military restricted areas. These operations could not take place unless the collision safety issue is addressed. We believe that our UNICORN™ technology may have the potential to meet this emerging need.

A UNICORN™-based UAV collision avoidance system would contain an antenna and computerized electronics that are similar in concept to those used in the UNICORN™ general aviation products we have been developing. However, the audio alert and visual display would be replaced by a computerized interface with the onboard flight control system of the UAV. This interface would override the flight control system to cause the UAV to take evasive maneuvers required to avoid collision with other aircraft and/or ground-based objects such as terrain and obstructions.

TIICM™ Tactical Integrated Illumination Countermeasure Technology

TIICM™ is intended to provide low-cost, highly effective shield to protect airliners against the threat of some terrorist missiles. TIICM™ represents a new concept that integrates and augments certain lighting elements (such as anti-collision lights) mounted on wing tips, tail sections and/or at the top and bottom of aircraft fuselage sections, together with particular sequencing of these illumination sources to both attract certain missile seeker elements and to "spoof" certain threat missile guidance systems.

We are developing TIICM™ in conjunction with Sanders Design International (SDI), a New Hampshire company. In April, 2004, we executed a 10 year Teaming Agreement with SDI under which we would be the prime contractor with respect to development of counter-technologies for certain anti-aircraft shoulder fired missiles. Under additional arrangements with SDI, we would share joint ownership of the TIICM™ patent if a new patent application is filed and if this results in an award of a new patent. A prior patent was awarded to SDI in February, 2004 that is the subject of a licensing agreement between SDI and Analogic Corporation, a company located in Peabody, Massachusetts. This licensing agreement may limit our ability to earn revenue from TIICM™. Although we are, and have been working as a team with both SDI and Analogic, we have not yet finalized a business relationship agreement with Analogic regarding TIICM™ and there can be no assurance that we will be successful in doing so.

Although we are cautiously optimistic based on our preliminary concept formulation research and analysis, there can be no assurance that TIICM™ will ultimately be successful in achieving a cost-benefit advantage against more well established and mature competing technologies, or that we will receive any significant revenues or profits from TIICM™.

Sales and Marketing

SOCRATES® Wake Vortex Sensor

We believe that, upon successful completion of research, development, and testing of our SOCRATES® wake vortex sensor and the WVAS, the FAA may approve the use of our SOCRATES® wake vortex sensor in a WVAS implementation due to the growing demand for cost-effective ways to improve airport safety and capacity and the advantages of our technology over existing alternatives. Our strategies for selling SOCRATES®-based products for use in airports will include:

     •    Closely coordinating with the FAA, which would acquire and deploy WVAS including SOCRATES® technology at United States airports;

     •    Assisting airports to apply for the allocation of airport improvement grants to acquire WVAS;

     •    Targeting the busiest U.S. airports followed by international airports with a campaign including informational seminars and direct marketing; and

     •    Publicizing the advantages of our SOCRATES® wake vortex sensor in promoting advanced air safety and airport productivity to members of Congress, aircraft manufacturers, commercial airlines, and air travel trade industry groups.

UNICORN™ Airborne Radar Technology

During the past year we have become increasingly aware of an emerging requirement to integrate collision avoidance capability into the flight control systems of unmanned aerial vehicles (referred to by the government as "see-and-avoid" for UAV's). We now intend to focus on obtaining government funded UNICORN-For-UAV development. If we can obtain government funding and successfully develop a UNICORN™ UAV application, we believe that research, development, testing and FAA certification of a UNICORN™ UAV product will assist us, and in certain respects, be applicable to continuing our research and development of an improved and more sophisticated but nevertheless relatively inexpensive UNICORN™ technology. We believe such a technology may in the future be able to penetrate the aviation industry when integrated with cooperative surveillance techniques.

The potential uses of UAV's over the next 20-30 years include:

     •      Traditional military surveillance
     •      Customs/Border patrol surveillance
     •      Harbor/port surveillance
     •      Regional and local law enforcement
     •      Fire fighting
     •      Crop dusting

Government officials have estimated as many as 20,000 UAV's may be employed in the US domestic airspace over the next 20 years. If, as, and when we can complete the development and flight testing of a UAV UNICORN product, we intend to market UNICORN to:

     •      Government - Military and Department of Homeland Security users
     •      UAV Manufacturers
     •      Commercial UAV users

There can be no assurance that we will successfully complete the development of UNICORN, integrate UNICORN into UAV systems, or gain any market acceptance for UNICORN as a UAV or general aviation product.

TIICM™ Sales and Marketing

If, as, and when we can successfully complete sufficient research, development and testing and gain government approval of TIICM™ technology, we would anticipate initiating a market strategy to include:

     •      Working closely with US Government Officials to gain their support for marketing TIICM™ to the US airline fleet which consists currently of about 6,800 aircraft.
     •      Targeting an initial market of the smaller commercial aircraft currently employed, and the US airline companies that operate them.
     •      Working with the aircraft manufacturers such as Boeing and Airbus Industries.
     •      Working with the Air Transport Association (ATA).
     •      Working with congress to provide appropriation funding for TIICM™.
     •      Extending the potential market to include international airliners.
     •      Extending the potential applicability of TIICM™ for use in military aircraft uses.

There can be no assurance that TIICM™ will achieve any market acceptance in any of these uses.

Competition

SOCRATES® Wake Vortex Sensor

The aviation and airport safety business is very competitive. We expect competition in hazardous weather applications and wake vortex detection and warning sensors and systems to intensify as air travel and airport congestion continue to increase worldwide, and as public scrutiny of aviation safety heightens. Although we are not aware of any other company or organization developing technologies such as ours, it is possible that others could develop or improve their systems to achieve similar results. We may face competition from established companies in the aviation systems marketplace, which are currently providing or developing technologies and products such as Low Level Windshear Alert Systems, airborne and ground-based Doppler Radar, Lidar, Laser Doppler Velocimetry, Terminal Doppler Weather Radar, and the Minix Winglet. These companies include Allied Signal/Honeywell, Coherent Technologies, Northrop Equipment Corp., Raytheon Corp., Christian Hugues and others. The chart below describes these alternative ground-based technologies.

Technology	Description	Limitations	Mfr.	Status
Low Level Windshear Alert Systems ("LLWAS")	• Detects windshears & microbursts 50 - 150 feet above ground • Alerts triggered when wind speeds are not consistent at multiple wind sensors around airport and runways	• Limited range • Can be unreliable • Early warning insufficient since only detects windshear in immediate vicinity	Raytheon	Commercially Available
Doppler Radar	• Airborne and ground-based systems • Detect speed and location of disturbances by reflecting electromagnetic waves off atmospheric particles	• Often misses small phenomena • Limited detection range • Need airborne rain or ice crystals to reflect radar • Insufficient early warning	Raytheon	Limited Installations
Lidar ("Light detection and rangefinding")	• Airborne and ground-based systems • Detect disturbances by measuring the reflection and scattering of a powerful infrared pulse • Greater accuracy than radar	• Does not work in clouds • Insufficient early warning	Coherent Technologies, Inc.	Commercially Available
Laser Doppler Velocimetry

•    Airborne and ground-based systems
•    Measures the speed and location of disturbances by analyzing the frequencies of two laser beams reflected off atmospheric particles
•    Greater range and accuracy than radar

		• Does not work in clouds • Insufficient early warning	None	Research and Development
Terminal Doppler Weather Radar ("TDWR")	• Ground-based system • Detects hazardous atmospheric conditions in the airport terminal area • Detects changing winds to give early warning of hazardous conditions • Highly reliable and accurate

•    Requires tall towers to be installed 8-12 miles away from airport, which are expensive and often encounter resistance from residential communities
•    Does not capture small phenomena like wake vortices

			Raytheon	Limited Installations
Minix Winglet	• Solid, light wing tip attachment made of Kevlar and carbon • Eliminates vortex pressure around wings • Increases speed • Reduces fuel consumption • Allows aircraft to carry more weight	• May not address the dominant wake vortices created by the outer tip of the main flap • May adversely affect the lift-to-drag ratio of the aircraft May not work as advertised	None	Research and Development

We believe our SOCRATES® wake vortex sensor may offer many advantages over the products and technologies provided by these competitors, although further research, development, and testing are needed to complete our sensor and make it operational. We believe that if, as and when our SOCRATES® wake vortex sensor is fully developed and operational, these advantages may position us to penetrate the market, particularly for a ground-based wake vortex sensor. We believe the advantages of a wake vortex sensor based on our SOCRATES® technology will include:

     •    Greater reliability in foggy or cloudy weather conditions that often impede lidar-based systems;
     •    Superior accuracy, even for small disturbances other systems often miss;
     •    Earlier warning of potential hazards;
     •    No need for large atmospheric particles to detect disturbances; and
     •    Greater cost-effectiveness and easier implementation.

UNICORN™ Technology

Competition for the "see and avoid" function in the UAV community consists of optical and radar systems. An optical system under development by Defense Research Associates (DRA) provides fairly accurate azimuth and elevation to the target during visual weather conditions but little or no range information. The field of view is also limited to plus or minus 110 degrees in azimuth and plus or minus 20 degrees in elevation. A 35 GHz radar system tested on a UAV by the Navy is quite limited in range and also has the limited field of view.

We believe that, if and when successfully developed and tested, our UNICORN™-based products may offer potential advantages over currently available alternatives in the UAV and, later, the general aviation market for small aircraft. Current competition in the general aviation market includes the following:

Technology	Description	Limitations	Mfr.	Status
Transponder	9900BX Traffic Advisory System	• Only detects transponders; • Relatively expensive	Ryan	In production
Transponder	Monroy ATD-200	• Only detects transponders; • Does not provide time to collision	Monroy	In production
Transponder	L3-Goodrich Skywatch Traffic Advisory System	• Only detects transponders	Goodrich	In production
TCAS	Traffic Alert & Collision Avoidance System	• Only detects transponders; • Relatively expensive	Rockwell and Honeywell	In production

General

Our ability to compete successfully in the market for air safety products will depend on our success in:

     •    Completing on a timely basis the research and development, prototyping, testing, and production of our SOCRATES®, UNICORN™-based, and TIICM™ products;

     •    Obtaining FAA approval of our SOCRATES® wake vortex sensor and UNICORN™
               and TIICM™ products;

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

Many of our potential competitors have longer operating histories, greater name and brand recognition and substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be better able to respond than we can to new or changing requirements, technologies, or standards. We may not be able to compete successfully against current or future competitors, and the competitive pressures may materially and adversely affect our business, operating results and financial condition.

Government Funding

A substantial amount of our time and expenditures have been spent on the research, development and testing of our SOCRATES® wake vortex sensor. A substantial portion of our funding for research and development contracts of our SOCRATES® wake vortex sensor has and is expected to continue to come from appropriations of the federal government. These appropriations, from which we have been allocated an aggregate of approximately $16.2 million in contract funding to date, have been earmarked by Congress for the procuring federal agencies, FAA and NASA, for funding, monitoring and administering the development of SOCRATES® technology to enhance airport and airline safety.

For U.S. fiscal year 2004, an additional $5 million NASA appropriation specifically for continued work on project SOCRATES® was enacted into law. In November, 2004 our sponsoring agencies released $3,237,310 of these funds and approved an extension of our contract, statements of work, and appropriate work orders which includes a major airport test of the expanded 16 beam SOCRATES® wake vortex sensor at Denver International Airport (DIA), which is scheduled in September 2005.

For U.S. fiscal year 2005, the government appropriated $5 million to NASA specifically for additional research and development work on SOCRATES® and data analysis of the test at DIA of the 16 beam SOCRATES® system. We have not yet received any of these funds, and prior to any extension of our contract, the government must release these funds and request cost and technical proposals which we must submit for review and approval of the government. As of the date of this report, we have not received such request and the timing for release of funds and such request is not clear. Any delay in obtaining a contract extension might require us to draw upon our cash after October 1, 2005 to fund our operations.

On December 12, 2003, Public Law 108-176 was passed authorizing FAA funding for U.S. fiscal years 2004 through 2007. The new law, designated "Vision 100 - Century of Aviation Reauthorization Act," authorizes the FAA to spend from its $2 billion Air Navigation Facilities & Equipment annual budget such funds as may be necessary in each of the next four U.S. fiscal years for the development and analysis of a wake vortex advisory system (WVAS). We are aiming to complete development of our SOCRATES® wake vortex sensor for inclusion in any such system which NASA is currently developing. The government must successfully test and accept WVAS and our SOCRATES® wake vortex sensor for integration into any such system. Funds can only be made available for each year by appropriation legislation and pursuant to contract and work orders between us and the procuring federal agency. To date, the FAA has not requested Congress to appropriate funds for this purpose. There is no assurance as to whether or when these funds will be appropriated, how these funds will be allocated among us, participating agencies, and other parties presently or in the future involved in development of the wake vortex advisory system, or what portion of these funds, if any, we ultimately may receive.

Upon successful completion of research and development of our SOCRATES® wake vortex sensor, we would also depend upon the FAA for procurement and installation of WVAS including our sensor in U.S. airports. In June 2003, the FAA approved a long-term mission needs statement that contemplates expenditures by FAA and NASA of $206 million during the period running from U.S. fiscal year 2003 through 2010 on wake vortex detection research and development, including deployment of a prototype WVAS and culminating in development of wake turbulence capability at selected airports and integration with controller tools. The mission needs statement may not be approved at all necessary levels of the federal government and the federal government may not provide the funding required to complete the mission needs statement, which must be annually requested by the FAA, authorized and approved by Congress, and approved by the President. There is no assurance as to what amount of contract funding, if any, we will receive in connection with the mission needs statement. To date, the FAA has not requested Congress to authorize or appropriate these funds. The FAA has assigned an overall moderate to high risk rating to this program due to technical unknowns and risks associated with getting controllers and pilots to accept a ground or flight deck, or both, based system.

The U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government may hold, reduce or eliminate future funding for research and development of our SOCRATES® wake vortex sensor or WVAS as a result of a reduction in support or opposition from supervising agencies, changes in budgetary priorities or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to our SOCRATES® or UNICORN™ technologies and to market our products. Reduction of funding from the federal government could delay achievement of or increases in profitability, create a substantial strain on our liquidity, resources, and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

Our Intellectual Property and Technology

SOCRATES® Technology

We intend to rely on a combination of patent protection, trademark protection, trade secret protection, copyright protection, and confidentiality agreements to protect our intellectual property rights. We have received a United States patent relating to our SOCRATES® technology (US Patent No. 6,034,760 issued on March 7, 2000). We have pending patent applications abroad relating to our SOCRATES® technology. However, there can be no assurance any patent will issue from these pending applications. We also may apply to federally register various copyrights in our software and documentation with the United States Copyright Office and abroad.

Our SOCRATES® technology patent, includes two fundamental claims: a method claim and an apparatus claim. The method claim covers a laser device that produces an optical beam, directs that beam into the atmosphere and measures the effect of sound waves on the beam as an indicator of hazardous weather conditions that have produced those sound waves in the atmosphere. The apparatus claim covers the apparatus for performing the method claim. Both of these claims cover systems that are mounted either directly on the front of an aircraft or on the ground adjacent to a runway. We have received patents on the SOCRATES® technology in Australia, Canada, China, Israel, and New Zealand. We have filed corresponding patent applications, based upon the United States application, for a patent on our SOCRATES® technology in Japan, Democratic Peoples Republic of Korea, Norway, Saudi Arabia, Turkey, and the European Patent Organization.

We have taken certain steps to preserve our rights in our SOCRATES®-related technologies under our contracts with the federal government. However, as under any government funded research and development contract, the Federal Acquisition Regulations provide that the federal government may have paid-up rights to use our SOCRATES®-related technologies under certain circumstances.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. We are conducting further discussions with Lockheed Martin Corporation on potential ways to expand and extend the relationship and believe the outcome of such discussions will resolve any intellectual property concerns. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

Also, our SOCRATES® trademark is now registered on the Principal Register, having Registration No. 2,967,386.

UNICORN™ Technology

We also have received a United States patent relating to our UNICORN™ technology (US Patent No. 6,211,808 issued on April 3, 2001). We have received patents on the UNICORN™ technology in Australia, Canada, and New Zealand. We have filed corresponding patent applications, based upon the United States application, for a patent on our UNICORN™ technology in Canada, Japan, Australia, New Zealand and countries throughout the United Kingdom and Europe. However, there can be no assurance any patent will result from these pending applications. We also may apply to federally register various copyrights in our software and documentation with the United States Copyright Office and abroad.

Our UNICORN™ technology patent includes claims which cover a collision avoidance airborne radar system. The invention incorporates a unique antenna design which provides three-dimensional surveillance to provide collision warning as well as ground proximity and terrain avoidance alerting to the pilot.

It selectively uses each microwave sector as a way to determine the direction of any received radar echo from another close-by aircraft or the ground below or terrain ahead that poses a potential threat within that coverage. Controlling the integration of these functions permits detection of several almost simultaneous potential threat encounters. The claims cover any UNICORN™-based system whose antenna may be fabricated in an equivalent way and subdivided for low drag-profile mounting above and below the fuselage of an aircraft. The UNICORN™ system is fully independent, in that, unlike most other collision avoidance systems in current use, it does not require that other aircraft in the vicinity have a cooperative warning system such as a transponder beacon.

Also, our UNICORN™ trademark application has received its Notice of Allowance.

TIICM™ Technology

We filed a Provisional Patent Application with the United States Patent and Trademark Office in February 2005 for TIICM™ (Tactical Integrated Illuminating Countermeasure) technology in conjunction with Sanders Design International (SDI), (a New Hampshire company). TIICM™ is intended to provide a low-cost, highly effective shield to protect airliners against the threat of some terrorist missiles. We are in the process of preparing a final patent application for TIICM™. Under our arrangement with SDI, we will share ownership of the TIICM™ patent, if the application is filed and results in a new patent award. There can be no assurance that any patent will result from our TIICM™ filing.

Government Approval and Regulations

The airport and airline industry is subject to extensive government oversight and regulation. To introduce a product for commercial sale, we must successfully complete research, development, and testing of the product and obtain necessary governmental approvals for installation of our SOCRATES® wake vortex sensors in airports or installation of UNICORN™ technology in small aircraft. For our SOCRATES® wake vortex sensors, the FAA must commission WVAS for use in the National Airspace System. As UNICORN™ and TIICM™ technologies are airborne systems, they must be FAA certified for use on aircraft. Any factor that delays or adversely affects this process, including delays in development or difficulty in obtaining federal government approval of the product, could adversely affect our business, financial condition, or results of operations.

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

Employees

As of May 31, 2005, we had eight full-time and two part-time employees. Our employees are not members of a union, and we are not aware of any efforts on their part to form or join a union. We believe that our relationship with our employees is good.

We recently added an additional executive to our management staff. Mr. Robert Knight has been named Vice President for Business Administration and General Counsel.

Item 2. Description of Property.

Our primary offices, located in Mystic, Connecticut, are leased on an annual basis at a monthly rate of $2,625. We also utilize satellite office space that we lease or use on a month to month basis pursuant to the following arrangements with the following parties: (i) Baltimore, Maryland leased from our executive vice president and director, Frank L. Rees, at $500 per month; (ii) Chicago, Illinois is space provided without charge by our president and director, William B. Cotton; and (iii) North Kingston, Rhode Island leased from The Meadows Professional Office Park on an annual basis at a monthly rate of $1,150; and (iv) Lancaster, Pennsylvania space provided without charge by our Senior Engineer Robert L. Cooperman. We believe that our facilities are adequate to satisfy our projected requirements and that additional space will be available if needed.

Item 3. Legal Proceedings.

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers and directors, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and under Section 11 of the Securities Act of 1933. The complaints allege, among other things, that we failed to disclose material details from a report circulated by Volpe in October 2001, which generally concerned the timetable and our prospects for achieving operational viability of the SOCRATES® wake vortex sensor. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities.

We firmly believe that the claims contained in the complaints are without merit and intend to conduct a vigorous defense in these matters. These lawsuits could be time-consuming and costly and could divert the attention of our management. These lawsuits or any future lawsuits filed against us could harm our business.

As previously reported, in December 2003, we learned that the SEC staff is conducting an informal investigation that appears to be looking into certain analyst reports about us, and our press releases. The SEC staff has not asserted that we have acted improperly or illegally. We have voluntarily cooperated fully with the staff's informal investigation. We believe that we have acted properly and legally with respect to these analyst reports and our press releases. We can predict neither the length, scope, or results of the informal investigation nor its impact, if any, on us or our operations.

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

On January 30, 2004, our common stock became eligible to trade on the American Stock Exchange, or AMEX, under the symbol FLT. As of August 25, 2005, we had 8,215,110 shares of common stock outstanding, of which 6,187,306 shares trade on the AMEX. The following chart shows the high and low sales price of our common stock for each of our fiscal quarters since public trading started as quoted on the OTCBB and subsequently the AMEX (giving retroactive effect to the reverse stock split):

Fiscal Quarter 8/31/02 11/30/02 2/28/03 5/31/03 8/31/03 11/30/03 2/29/04 5/31/04 8/31/04 11/30/04 2/28/05 5/31/05	High $10.50 $6.90 $6.72 $3.00 $18.72 $9.90 $7.95 $2.98 $1.82 $1.88 $1.74 $2.09	Low $5.25 $4.23 $2.70 $1.74 $2.22 $6.36 $2.56 $1.41 $1.00 $1.31 $1.12 $1.30

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 31, 2005, we had 93 record holders of our common stock, as reflected on the books of our transfer agent. A significant number of shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Equity Compensation Plans

The table below provides information relating to our equity compensation plans as of August 24, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	--	--	--
Equity compensation plans not approved by security holders	969,621	$4.92	(a)

(a)   The equity compensation plan not approved by shareholders is comprised of individual common stock option agreements issued to directors, consultants and employees of ours, as summarized below. The common stock options vest between one and three years of the date of issue and expire within three years of the vesting date for options issued before 5-31-04 and ten years from the grant date for options issued after 5-31-04. The exercise prices of the current outstanding options are $6.00 per share for options issued before 5-31-04 and $3.50 for options issued after 5-31-04. Since these options are issued in individual compensation arrangements, there are no options available under any plan for future issuance.

Options issued to: Employees Consultants Present Directors Former Directors Employees Total issued	Number of options 145,834 195,452 166,668 41,667 420,000 969,621	Exercise price $6.00 $6.00 $6.00 $6.00 $3.50	Vesting dates 2002 2002 2002-2005 2002-2005 2004-2007	Expiration dates 2005 2005 2005-2008 2005-2008 2014

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In June 2001, prior to the share exchange with FSTO, as Reel Staff, Inc., we issued 613,750 shares of our common stock to three accredited investors and seventeen non-accredited investors at $0.02 per share. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC. Specifically, the offer was made to "accredited investors", as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. Based on the information provided in the subscription documents, which were completed by all investors, we believe that each of the non-accredited investors was sophisticated because each non-accredited investor has such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of the prospective investment. Each investor was given adequate access to sufficient information about us to make an informed investment decision. We did not use any public solicitation or general advertising in connection with this offering. There were no commissions paid on the sale of these shares. The net proceeds to us were $12,075. 10,000 of those shares were issued to Renee Close in exchange for graphic design services, which were valued at $200.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-KSB for the twelve month period ending May 31, 2005 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement WVAS at all or with the inclusion of a SOCRATES™ wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES™ wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes known as WVAS, that NASA is developing. We estimate the appropriations to the FAA totaled approximately $9.6 million in U.S. fiscal years ending September 30, 1997 through September 30, 2000 for research and development of our SOCRATES™ wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES™ wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ending September 30, 2001 through September 30, 2004. From these amounts, we have received three contracts aggregating approximately $16.2 million. As of May 31, 2005, we have recognized an aggregate of approximately $14.5 million of contract revenue with $0.4 million in contract receivable as of May 31, 2005. Our current SOCRATES™ government contract backlog is approximately $1.7 million.

We have entered into these contracts with the Volpe National Transportation Systems Center of the U.S. Department of Transportation ("Volpe"). Volpe funds our contracts when, as, and if it and other sponsoring federal agencies approve a statement of work and specific task orders under the statement of work. When funded, we invoice the federal government monthly based on our direct costs, including overhead and general and administrative plus a fixed fee for that month and typically receive payment by electronic wire transfer within two weeks of invoicing. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, research and development costs we incur over certain cost caps set by the U.S. government, costs incurred while our contracts are not funded, or costs deemed unreasonable by the government are not reimbursable under our government contracts and have been funded primarily by proceeds of our equity offerings. All of our government contracts and funding are subject to the requirements of the Federal Acquisition Regulations.

Without notice to, or opportunity for prior review by us, Volpe circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES™ wake vortex sensor due to a high risk assessment of achieving operational feasibility. Together with our major subcontractor, Lockheed Martin Corp., we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequent to these discussions, NASA requested and we submitted a proposal for $2.221 million of additional SOCRATES™ wake vortex sensor research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. In November 2002, Volpe approved and funded a new work order in the amount of $1.230 million for the first phase of this proposal and in March 2003, a second work order was approved and funded in the amount of $991,000. Included in the funding was a 7% fixed fee over and above our research and development costs plus overhead, general and administrative costs. The statement of work continued our previous contract to develop and test our SOCRATES™ wake vortex sensor. This funding ended an 11-month period, from December 15, 2001 to November 19, 2002, without government funding to develop our SOCRATES™ wake vortex sensor.

On September 30, 2003, we received our third successive sole source contract from Volpe, titled Phase III SOCRATES™, for an aggregate of $3.975 million to continue work on developing our SOCRATES™ wake vortex sensor. We used these funds to expand our current SOCRATES™ wake vortex sensor from a four beam configuration (which was tested at the Denver International Airport in September 2003) to eight beams and began engineering for further expansion to sixteen beams. This contract was funded from a U.S. fiscal year 2003 Omnibus Appropriation of $4.5 million to the NASA budget for research, development, and testing of our SOCRATES® wake vortex sensor.

For U.S. fiscal year ended September 30, 2004, an additional $5 million NASA appropriation specifically for continued work on project SOCRATES™ had been enacted into law. On November 30, 2004, after a three month period without contract funding, our sponsoring agencies approved a $3.237 million modification and extension of our contract. As and when set forth in the contract modification, statement of work and appropriate work orders, Volpe has advanced funds to us to complete the expansion of our SOCRATES™ wake vortex sensor from a eight beam configuration to a sixteen beam configuration and to conduct a test of the expanded sixteen beam SOCRATES™ wake vortex sensor, which we expect to occur at Denver International Airport in September 2005. Although we are cautiously optimistic, there can be no assurance that this test will be successful. Failure to achieve the desired results could limit or delay our prospects for deployment of a SOCRATES™ wake vortex sensor.

For U.S. fiscal year ended September 30, 2005, Congress enacted, and the President signed into law on December 8, 2004, the Omnibus Appropriations Bill, Public Law 108-447, which contained a further $5 million to NASA specifically designated for project SOCRATES™. We expect to obtain a new contract for approximately $3.5 million of these funds, and we have drafted a statement of work and cost proposal that we expect Volpe will review and must approve together with our government sponsors before any funds are available to us. Availability of the funds also may depend on the success of our SOCRATES™ test at Denver International Airport. We can make no assurance as to the timing for release or amount of funds, if any, which we ultimately may receive from the U.S. fiscal year 2005 appropriation.

We believe the federal government has indicated a long-term interest in the development of a wake vortex advisory system and our SOCRATES™ wake vortex sensor for potential inclusion in such a system. However, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES™ wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, lack of progress or setbacks in our SOCRATES™ research and development, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If any such delays or reductions occur, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES™ or UNICORN™ technologies and to market our products. Reduction of or delays in contract funding from the federal government could delay achievement of or increase in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

We also are pursuing development of a collision and ground proximity warning system we refer to as UNICORN™. We believe that UNICORN™ may have application to unmanned air vehicles operated for a variety of private and governmental purposes. We have entered into three significant internally funded research and development contract commitments with subcontractors and consultants and have paid approximately $240,000 for different aspects of this project. As of May 31, 2005 the cumulative research and development expense for UNICORN™ is approximately $850,000.

During the past fiscal year, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of counter technologies to anti-aircraft shoulder fired missiles. As of May 31, 2005 we have committed approximately $300,000 of our independent research and development funds to TIICM™. We have entered into additional arrangements with SDI pursuant to which we intend to apply for patent protection on TIICM™ with SDI and would share joint ownership of any resulting patent. We have also been working on TIICM™ with Analogic Corporation located in Peabody, Massachusetts which has certain rights to TIICM™ pursuant to a license agreement it executed with SDI, which may limit our ability to earn revenue from TIICM™. There can be no assurance that any new patents on TIICM™ will be issued, or that we will derive any revenue or profit from TIICM™, nor any expectation that we will receive any government or commercial funding for TIICM™, or that our relationship with Analogic will result in a mutually acceptable formal business relationship agreement.

We have experienced significant losses since our inception. Losses for our three fiscal years ending May 31, 2005, 2004 and 2003 were $1,411,644, $424,214, and $943,974, respectively. The net loss for our fiscal year ended May 31, 2003 was caused primarily by three factors: (1) unallowable expenses under our government contract, (2) rate ceilings; and (3) expenses during unfunded periods for SOCRATES™ research and development. With the reinstatement of the government contract funding in November 2002, the loss for our fiscal year ended May 31, 2004 was caused by the remaining two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses, (2) expenses during a partially unfunded period, and (3) unreasonable expenses. The unreasonable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency.

Our third consecutive and current government contract that we initially received on September 30, 2003 does not include rate ceilings. If the government deems our allowable expenses to be reasonable, of which there can be no assurance, the absence of rate ceilings should eliminate or reduce a significant source of losses in previous years. We will continue to incur certain unallowable expenses or allowable expenses the government deems unreasonable. We also remain subject to the risk of further delay, reduction or elimination in federal contract funding. However, it is our view that the elimination of rate ceilings is a significant improvement to our historical contract terms.

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

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate of 69% and general administrative rate of 62% for the fiscal year ended May 31, 2005. We believe all component costs have been ordinary and necessary but that government auditors may consider our legal expenses, independent research and development expense for UNICORN™ technology, and certain other general and administrative expenses as of the fiscal year ended May 31, 2005 unreasonable for a company our size. For rate setting purposes, we have excluded $500,000 for potential unreasonable expenses, which reduced the general and administrative rate to 41% for the fiscal year ended May 31, 2005. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Our financial statements and notes thereto include an item for "Other Receivables" that is described therein. Other Receivables includes recoverable rate differences resulting from the difference between the current adjusted general and administrative rate of 41% compared to our provisional rate of 29%, which has created a difference of $158,000 for the fiscal year ended May 31, 2005. In addition, $133,000 was the difference between the provisional rate and actual rate for fiscal year ending May 31, 2004 which brings the total recoverable rate difference to $291,000 as of May 31, 2005. We believe this amount will be recoverable along with other contract cost differences, some higher and others lower, when our sponsoring government agency has reviewed our request for contract cost growth which in total is approximately $218,000. Under our government contract, we are entitled to receive this amount as long as it is allowable and reasonable and the contracting officer approves the cost growth due to rate adjustments. The portion of other receivables represented by recoverable rate difference also reflects our judgment that we expect the government will have a funding source available to pay us the recoverable rate difference. This source may result from a reallocation of items within our existing contract to reflect actual expenditures, from use of funds available for a subsequent contract, or from reserve sources otherwise available to the government.

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

Results of Operations

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Income (Loss)
For the Years Ended May 31, 2005 and May 31, 2004

	May 31, 2005	May 31, 2004
Contract Revenues	$ 3,310,871	$ 3,593,784
Cost of Revenues	2,233,773	2,392,166
Gross Profit	1,077,098	1,201,618
Operating Expenses
Research and development	557,137	170,832
Selling, general and administrative	2,001,871	1,390,801
Depreciation and amortization	125,660	88,053
Total Operating Expenses	2,684,668	1,649,686
Loss from operations	(1,607,570)	(448,068)
Other Income (Expense)
Interest income	223,586	39,749
Loss before provision for income taxes	(1,383,984)	(408,319)
Provision for income taxes	27,660	15,895
Net Income (Loss)	(1,411,644)	(424,214)

Other Comprehensive Income (Loss)
Unrealized (loss) on investments	(44,522)	(119,501)
Comprehensive Income (loss)	$(1,456,166)	$(543,715)
Net Loss Per Share
Basic and diluted	$ (.17)	$ (.07)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,217,971	6,194,059

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our three successive SOCRATES™ wake vortex sensor research and development contracts with the federal government.

Contract revenue for the fiscal year ended May 31, 2005 was $3,310,871, compared to $3,593,784 for the fiscal year ended May 31, 2004.

The $282,913 decrease for the fiscal year ended May 31, 2005 compared to the same period of the prior year was due to a period of partial funding during September, October and November 2004, our second quarter of fiscal year 2005. As of May 31, 2005, our contract receivable against our government contract was $415,617 as compared to $532,043 as of May 31, 2004.

Costs of Revenues. Subcontractor, consultant and direct labor expenses comprise our costs of revenues. Direct contract costs for the fiscal years ended May 31, 2005 was $2,233,773 or 67.5% of revenue compared to 2,392,166 or 66.6% for the same fiscal year ended May 31, 2004.

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

Research and Development. Our research and development expense for fiscal year ended May 31, 2005 was $557,137, compared to $170,832 for the same period ended May 31, 2004. The increase in research and development expenses of $386,305 in fiscal year ended May 31, 2005 compared to May 31, 2004 was primarily due to the increase of approximately $135,000 for salaries and wages and approximately $250,000 for consultants, travel and other miscellaneous expense primarily for our UNICORN ™ project. The increase for our UNICORN ™ project expenses were for the development of UNICORN™ antenna and radar components and a proof-of-principle test in August, 2005. In addition, in the fiscal year ended May 31, 2005, we began a research and development project for TIICM™ (Tactical Integrated Illumination Countermeasure).

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates, for our first two government contracts, were subject to ceilings, which were set at 70% for overhead and 20% for general and administrative. Our third contract is not limited by rate ceilings. Instead, we submitted provisional billing rates of 83% for overhead and 29% for general and administrative for our fiscal year ending May 31, 2005. These provisional rates were based on forecasted direct and indirect costs and were audited by the Defense Contract Audit Agency (DCAA) and approved by the DOT/Volpe Center on September 13, 2004. Our actual rates, for our fiscal year ended May 31, 2004, based on actual allowable costs incurred, were submitted to the government for audit on September 16, 2004. When our actual rates have been audited, we will adjust our government contract billings higher or lower to reflect the audited actual rates versus the previous estimated provisional billing rates. As long as actual costs are reasonable, of which there can be no assurance, we can include them in our actual rate and receive reimbursement for them. However, if the government will not approve an increase in contract funding to cover a billing adjustment that is higher than our provisional rates, we may not be able to obtain reimbursement for the increase. Our historical rates are shown below.

Overhead Rates General and Admin. Rates	For Year Ended 5-31-03 89% 67%	For Year Ended 5-31-04 80% 35%	For Year Ended 05-31-05 69% 41%

The above rates for each of the previous periods include only allowable operating expenses and have been lower over the last two years due to increased contract funding and the increase in our direct cost base. We believe the overhead rate will average over time approximately 75%. We expect that our general and administrative rate which was 41% as of May 31, 2005, will be approximately 39% for our fiscal year ending May 31, 2006. We believe government auditors will consider a 41% rate reasonable, although we can make no assurance in this regard.

Our un-reimbursable non-contract costs include: 1) expenses considered unallowable per Federal Acquisition Regulations (FAR), such as lobbying, stock based compensation and company car expense, 2) over ceiling expenses, 3) expenses incurred during periods without government contract funding and/or 4) expenses the government considers unreasonable. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

For the Fiscal Year Ended
	5-31-05	5-31-04
Unallowable expenses (1) & (2) Over-ceiling expenses Expenses during unfunded period Potential unreasonable expense Total	$799,053 -- 401,903 500,000 $1,700,956	$375,221 257,066 -- -- $632,287

Notes:

(1)   Includes $109,964 of stock based compensation expense for the fiscal year ended 5-31-05.
(2)   Includes $62,959 of stock based compensation expense for the fiscal year ended 5-31-04.

Our total selling, general and administrative expenses consist of allowable and unallowable expenses and for the fiscal year ended May 31, 2005 was $2,001,871, compared to $1,390,801 for the same period ended May 31, 2004.

The increase in selling, general and administrative expense of $611,070 in the fiscal year ended May 31, 2005 compared to May 31, 2004 was primarily due to an increase in unallowable expenses. The unallowable expenses increase of approximately $425,000 was primarily due to increased legal fees for issues concerning intellectual property and class action suits, directors and officers insurance, company cars, investor relations and stock based compensation. The remaining increase of approximately $186,000 for allowable selling, general and administrative expenses was primarily due to increased salary and wages, employee benefits, directors fees and office rent.

Over-ceiling expenses for the fiscal year ended May 31, 2005 were $0 compared to $257,066 for the fiscal year ended May 31, 2004 because our third government contract received on September 30, 2003 eliminated rate ceilings.

Expenses during unfunded periods were $401,903 during the fiscal year ended May 31, 2005 compared to $0 for the same period ended May 31, 2004 because most of our contract work was not funded during September, October, and November 2004. We received a contract modification for an additional $3.237 million in government funding on November 30, 2004. As a result, we expect to be funded through September 30, 2005 which should eliminate the unfunded operating expenses during the period of June 1, 2005 through September 30, 2005, the first quarter of our fiscal year 2006, although we can make no assurance in this regard.

After a review of our general and administrative expenses, we have determined that some of our legal, research and development and certain other expenses for the fiscal year ending May 31, 2005 could be considered unreasonable. Accordingly, we have excluded $500,000 for potential unreasonable expenses, from the calculation of our actual rates, for the fiscal year ended May 31, 2005.

Liquidity and Capital Resources

Our liquidity is primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our third contract, titled Phase III SOCRATES®, is the third successive contract that we have received to continue work on our SOCRATES® wake vortex sensor and was initially funded at $3.975 million. Between August 31, 2004 and November 30, 2004, we were negotiating a modification and extension of our Phase III Contract and during this period there was only partial government funding for SOCRATES® research and development. On November 30, 2004, Volpe approved a contract modification for additional funding of $3.237 million which we will use to expand our current SOCRATES® wake vortex sensor from its present four beam configuration to sixteen beams plus other improvements. Our funded contract backlog for the second part of our Phase III contract as of May 31, 2005 was $1.718 million.

As of May 31, 2005 and May 31, 2004, our cash and investments were $7,888,831 and $9,552,289, respectively. The decrease in cash on hand and investments of $1,663,458 was primarily attributable to the net losses for the fiscal year ended May 31, 2005, capital additions, and the purchase of treasury stock and inventory during the fiscal year ending May 31, 2005. The purchase of inventory for $108,044 represents purchasing of long lead SOCRATES® system components to further expand to a 32 beam system.

As of May 31, 2005, we had other receivables of $330,010 compared to $194,479 as of May 31, 2004. The increase is primarily due to $158,000 of unbilled government contract receivables which represents the difference between provisional rates for overhead and general administrative provisional rates of 83% and 29%, and the actual rates for the twelve months ended May 31, 2005 of 69% and 41%, respectively, applied to our direct costs incurred in our Phase III SOCRATES® contract through May 31, 2005. We expect to recover the indirect costs represented by the unbilled contract receivable after we receive a contract modification for cost growth requested March 29, 2005 from the DOT/Volpe Center, although we can make no assurance in these regards.

We had total current liabilities, including accounts payable, of $769,653 as of May 31, 2005 compared to $757,170 as of May 31, 2004. Accounts payable as of May 31, 2005 were $589,313, which included $319,391 to our subcontractor, Lockheed Martin Corporation, and $269,922 in other expenses compared to accounts payable as of May 31, 2004 of $615,911, which included $412,329 to Lockheed Martin, and $203,582 in other expenses.

We anticipate that our funded contract balance for the second part of our Phase III contract of $1,718,258 as of May 31, 2005 will fund our direct contract costs and allowable operating expenses until approximately September 30, 2005. During this period, we have budgeted and expect to incur approximately $150,000 in non-contract unallowable costs and approximately $250,000 in research and development. During this period, we have budgeted and expect to receive approximately $100,000 in fees from our contract billing and approximately $75,000 of interest income. Assuming we operate within budget, as to which we can make no guaranty or assurance, we estimate our available cash and investments should be approximately $7,650,000 as of September 30, 2005. In addition, we have budgeted and expect to have a balance of approximately $7,000,000 as of May 31, 2006. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after September 30, 2005. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate.

Our use of cash projections does not consider any additional contract funding we may receive from the Omnibus Appropriations Bill for U.S. fiscal year 2005 which contains a further $5 million appropriation to NASA specifically designated for continued research and development on project SOCRATES®. We expect to receive a contract for approximately $3.5 million of this appropriation if and when our sponsoring agencies approve a statement of work and issue a new contract for appropriate work orders to us, of which we can make no assurance. Prior to any new contract the government will request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received such request and the timing for release of such request is estimated to be approximately August 31, 2005. Any delay in obtaining a contract extension also might require us to draw upon our cash to fund our operations.

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding from the U.S. government for further research development and testing of our SOCRATES® wake vortex sensor, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guarantee or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

Known Trends, Risks and Uncertainties

Our business and future success are subject to many risks. The following describes some of the general and specific trends, risks, and uncertainties to which our business is subject and should be read with care.

Risks Related to Our Business

Our limited operating history and lack of commercial operations make it difficult to evaluate our prospects.

Since we began operations in 1997, we have generated limited revenues solely from three SOCRATES® technology research and development contracts with agencies of the federal government that fund, administer, and oversee these contracts. The federal government has funded these contracts from earmarked U.S. Congressional appropriations to agencies that have awarded these contracts to us on a sole source basis without competitive bidding. Under these contracts, we are reimbursed for certain allowable research and development costs and are paid a fee calculated as a percentage of costs.

We have not as yet received any revenue from the sale of any products. We do not anticipate receiving any such revenue unless and until our SOCRATES®, UNICORN™ or TIICM™ based products become operational, which could take several years. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. These estimates are currently being evaluated by an outside consulting firm. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of $1,411,644 for our fiscal year ended May 31, 2005 and $424,214 for the fiscal year ended May 31, 2004. We had an accumulated deficit of $4,295,881 as of May 31, 2005. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES® or UNICORN™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES™ wake vortex sensor could adversely affect our business.

Without notice to, or opportunity for prior review by us, the John A. Volpe National Transportation Systems Center of the U. S. Department of Transportation's Research and Special Programs Administration, or Volpe, circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES® wake vortex sensor due to a high risk assessment of achieving operational feasibility. Because of this report and the events of September 11, 2001, the government did not fund our SOCRATES™ research and development contract from December 15, 2001 to November 19, 2002. Together with our major subcontractor, Lockheed Martin Corporation, we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequently, Volpe and NASA requested and we submitted a proposal for approximately $2.2 million of additional SOCRATES® technology research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. We received contract funding for this proposal and subsequent proposals and we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor for inclusion in such a system. However, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, UNICORN™ or TIICM™ technologies and to market our products. Reduction of contract funding from the federal government could delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

The government will not pay us for SOCRATES® research and development if we do not perform on our contract.

We perform our government contracts pursuant to specific work orders from the government. Such work orders include, but are not limited to, analysis of data, research, development of our SOCRATES® technology, planning and conduct of testing, and preparation of various reports. If we do not perform the contracts in accordance with their terms, the government may withhold payment on our invoices that we submit monthly. Furthermore, if at any point the government considers a test to be a failure, it may cease to approve further work orders or fund further contracts. Loss of funding on our SOCRATES® contract would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our successful product development and testing.

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our SOCRATES®, UNICORN™ and TIICM™ technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES® would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WVAS by controllers and pilots. We believe this conclusion was premature and based on an incomplete understanding of SOCRATES® and its operational potential. In our opinion, the testing and analysis we have conducted has increasingly supported this potential and resulted in the continuation of funding for our government contracts for research, development and testing of our SOCRATES® technology. However, there still are technical, engineering and program integration hurdles we must meet to develop SOCRATES® into an operational sensor, including, but not limited to, expanding the sensor to at least sixteen and as many as thirty-two laser beams, integrating the sensor into and with the other components of WVAS, and developing operating protocols for WVAS that define how it would be used by air traffic controllers and pilots. In the case of UNICORN™, we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN™. We might not successfully complete the development of our SOCRATES®, UNICORN™ or TIICM™ technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

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

The airport and aviation industry is subject to extensive government oversight and regulation. To introduce our SOCRATES®, UNICORN™ or TIICM™ based products for commercial sale, we must successfully complete research, development, and testing and obtain necessary governmental approvals for their installation. Upon approval by the Federal Aviation Administration, or FAA, our SOCRATES® wake vortex sensor would be part of a multi-component wake vortex advisory system that also will require government approvals before it can be deployed. Any factor that delays or adversely affects this approval process, including delays in development or inability to obtain necessary government approvals, could have a material adverse effect on our business, financial condition, and results of operations, and we can make no assurance when or if all such approvals will be obtained.

Our business relies on a strategic alliance with Lockheed Martin Corporation.

In May 1997, we signed a Teaming Agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES® based products. This agreement will expire in May 2007, unless certain earlier termination provisions occur or the agreement is extended by mutual agreement. The agreement stipulates that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES®

wake vortex sensor. Although to date we have generally worked in close cooperation with Lockheed Martin Corporation, there is no assurance that this relationship will be sustained. Future disagreements as to work scope, revenue share, profit margins, ownership of intellectual property, or technical, marketing, or management philosophy, could adversely impact the relationship. Since we view our strategic relationship with Lockheed Martin Corporation as a vital element of our business plan, any erosion of this relationship could have a negative impact on our business and future value.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. Lockheed Martin Corporation has told us that it was prevented from previously disclosing the patent to us because of a government secrecy order. After consultation with counsel, including our patent counsel, we strongly believe that the Lockheed Martin Corporation patent will not impair the value of our SOCRATES® patent because our SOCRATES® patent is aimed at improving air traffic safety, a use not contemplated by the Lockheed Martin Corporation patent. Furthermore, it is our position that Lockheed Martin Corporation acknowledged and accepted our invention of the SOCRATES® technology in the Teaming Agreement between us in May 1997. We have met several times with Lockheed Martin Corporation to discuss the matter and potential opportunities relating to our SOCRATES® patent. To date, Lockheed Martin Corporation continues to disagree with our position. Nevertheless, we believe that management of both companies acknowledged the value and strength of the relationship and the desire to preserve it. We are conducting further discussions with Lockheed Martin Corporation on potential ways to expand and extend the relationship and resolve any intellectual property concerns. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

We may need to raise additional capital.

While we completed a public offering in February of 2004 resulting in net proceeds of approximately $7.6 million, we cannot be certain that such financing will be adequate or sufficient for our future needs. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES®, UNICORN™ and TIICM™ based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We will continue to incur significant expenses for research and development and testing of our SOCRATES®, UNICORN™ and TIICM™ technology and may continue to experience such losses prior to commercialization and thereafter. If we cannot achieve commercialization of our SOCRATES®, UNICORN™ and TIICM™ technologies with the proceeds of our recent public offering or if we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we might need to seek additional capital. In addition, other unforeseen costs and research and development costs of later generation SOCRATES®, UNICORN™ and TIICM™ based products also could require us to seek additional capital. We do not have any credit facilities in place and, should the need for additional capital arise, we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. If we need to obtain additional debt or equity capital, it may include our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

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

At a recent meeting of our Board of Directors, Mr. Kovnat and Mr. Rees announced their intention to retire on November 30, 2007. The Board intends to develop an orderly plan of succession to appropriately carry the company forward.

We anticipate hiring additional executive officers in the future. We may not be able to complete the hiring of these additional officers in a timely manner or at all. We also depend on the ability of our executive officers and other members of senior management to continue to work effectively as a team.

Government regulation could adversely affect our business.

As a result of receiving contract funding from the federal government and our involvement in the field of aviation, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the federal government, we will be subject to many procurement and accounting rules and regulations of the federal government. We are also subject to periodic audits by the Defense Contract Audit Agency, or DCAA. To date, we have incurred six audits by the DCAA, and reports have been issued to our government customer which has stated that we are performing in accordance with Federal Acquisitions Regulations. There is no assurance that any of the results or contents of any future audits will portray us favorably. These rules and regulations are complex in nature and sometimes difficult to interpret or apply. Adherence to these rules is reviewed by participating agencies of the federal government. If such agencies suspect or believe that violations of procurement or accounting rules and regulations have occurred, they may refer such matters to other enforcement divisions of the federal government, such as the U.S. Attorney's Office or the Inspector General's office. If we violate these rules and regulations, even if unintentionally, we may have to pay fines and penalties or could be terminated from receiving further funding from the federal government. If we market, sell and install our products in foreign countries, the laws, rules and regulations of those countries, as well as certain laws of the United States, will apply to us. Existing as well as new laws and regulations of the United States and foreign countries which regulate aviation and airports could also adversely affect our business.

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

Under certain circumstances, the federal government may be able to use our SOCRATES®-related technologies or other technologies developed with government funding without payment to us.

We have taken certain steps to preserve our rights in our SOCRATES®-related technologies under our contracts with the federal government. However, as is the case with all research and development contracts funded by the federal government, the Federal Acquisition Regulations provide that, under certain circumstances, the federal government may have paid-up rights to use, or have used on its behalf, our SOCRATES®-related technologies or other technologies developed with government funding. We do not expect that the federal government will attempt to use our SOCRATES®-related technologies without compensating us. Nevertheless, if the federal government attempts to exercise these rights, it is difficult to predict what effect, if any, it may have on us. If the federal government succeeds in exercising these rights, it may have a material adverse effect on our business operations and financial performance, which could negatively affect the value of our stock.

Our future customers, including the FAA, may not accept the price of or be able to finance our products.

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES® wake vortex sensor at airports or UNICORN™-based collision avoidance systems in small aircraft or TIICM™ in commercial airliners. We estimate that the cost of our SOCRATES™ wake vortex sensor will be roughly $9 million to $20 million per airport installation, depending on, among other things, the number and configuration of runways. Due to developments in the market for general aviation collision warning and avoidance products and information we have obtained from our ongoing research, development and engineering of UNICORN™, we now expect the UNICORN™-based system could be more complex than we originally envisioned. As a result, we anticipate the wholesale price of this product could be substantially greater than the $10,000 price we have previously estimated. As we develop further information on the configuration and components of a UNICORN™-based system for general aviation, related production costs, and rapidly evolving competitive technologies, we will reassess the potential market for a commercial UNICORN™-based collision avoidance system for general aviation. Our current goal is to use and build on the UNICORN™ research and development we have conducted to date for application to unmanned air vehicles, if we can obtain government funding for this purpose. While we have had discussions with the federal government in this regard, it is still too early to assess our prospects for obtaining such funding. Because we have not completed the research, development, and testing of either product or received final approvals for either of them from the federal government, we have not commenced production or marketing efforts. We currently do not anticipate having these products ready for commercial sale for at least several years. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products.

We believe that the increase in efficiency and safety to airports, airlines, and private aircraft resulting from our products will justify the substantial anticipated cost of sales and installation of these products. However, our customers' ability to afford such costs will depend, in part, on the health of the overall economy, the financial condition and budget priorities of the federal government, particularly the FAA and NASA, profitability of airports, airlines, and aircraft manufacturers, and the availability of private and government sources of funding to finance the sales and acquisition of our products. While a variety of potential funding sources exist, inability of the FAA, airlines or airports to access or obtain funding for purchase and installation of our products could have a material adverse impact on sales of our SOCRATES®, UNICORN™ or TIICM™ based products.

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

At present and for the near future, we will depend upon a relatively small number of employees and subcontractors to complete the research and development of our SOCRATES® wake vortex sensor and pursue research and development of other SOCRATES®, UNICORN™ and TIICM™ based products. The marketing and sales of these products will require us to find additional capable employees or subcontractors who can understand, explain, market, and sell our technology and products to airports, airlines, and airplane manufacturers. We also will need to assemble new personnel and/or contractors for production and installation of our products. Upon successful completion of research and development, these demands will require us to rapidly increase the number of our employees, vendors, and subcontractors. There is intense competition for capable personnel in all of these areas, and we may not be successful in attracting, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions.

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

Sale of our products will depend on their ability to improve airport, airline, and airplane safety and efficiency. We will take great care to test our products and systems after installation and before actual operation to insure accuracy and reliability. The FAA acquires air traffic control equipment for U.S. airports, and typically assumes the principal product liability risk for such equipment. However, unforeseen problems, misuse, or changing conditions could cause our products and systems to malfunction or exhibit other operational problems. Such problems could cause, or be perceived to cause, airplane accidents, including passenger fatalities. We may receive significant liability claims if governments, airlines, airports, passengers and other parties believe that our systems have failed to perform their intended functions. Liability claims could require us to spend significant time and money in litigation, pay substantial damages, and increased insurance premiums, regardless of our responsibility for such failure. Although we plan to maintain liability insurance, such coverage may not continue to be available on reasonable terms or be available in amounts sufficient to cover one or more large claims, and the insurer may disclaim coverage as to any claim.

We face significant competition from other companies.

The air safety systems and air traffic control industries are already highly competitive. Other industry participants could develop or improve their own systems to achieve the cost efficiencies and value that we believe our products will provide upon successful completion of research and development. Additional companies may enter the market with competing systems as the size and visibility of the market opportunity increases. In addition, the government could cause us to compete against other companies for research and development or production and deployment of our SOCRATES® wake vortex sensor, when and if we successfully complete its development. Many of our potential competitors have longer operating histories, greater name recognition, substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Competition could reduce our revenues and margins and have a material adverse effect on our operations.

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

If our revenues do not grow or grow more slowly than we anticipate, we are unable to procure federal contracts for our SOCRATES® wake vortex sensor UNICORN™ or TIICM™ research and development, we encounter technical or engineering obstacles to the successful commercial development of SOCRATES®, UNICORN™ or TIICM™, our operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our securities could decline. In addition, if the market for aviation technology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our securities could fall for reasons unrelated to our business, results of operations, and financial condition. The market price of our securities also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Furthermore, the sale in the open market of recently sold securities or newly issued securities, which we may sell from time to time to raise funds for various purposes, and securities issuable upon the exercise of purchase rights under existing options and warrants may place downward pressure on the market price of our securities.

Speculative traders may anticipate a decline in the market price of our securities and engage in short sales of our securities. Such short sales could further negatively affect the market price of our securities.

Litigation could adversely affect our operating results and financial condition.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and certain of our officers and current directors are defendants in pending litigation (as described in "Part II - Other Information, Item 1. Legal Proceedings" of this Form 10-KSB) that alleges violations of federal securities laws. We firmly believe that the claims contained in the complaint are without merit and intend to conduct a vigorous defense in this matter. However, defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

An active trading market for our securities may not be developed or sustained which could limit the liquidity of an investment in our securities.

There is a limited trading market for our securities. From January 2002 through January 29, 2004, our common stock traded on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities. The securities sold in our recent public offering, together with the shares that formerly traded on the OTC Bulletin Board, have been approved for listing and are currently trading on the American Stock Exchange. There is no assurance that we will be able to continue to meet the listing requirements and that our securities will remain listed on the American Stock Exchange. If we are delisted from the American Stock Exchange, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. Additionally, regardless of which exchange our securities may trade on, an active and liquid trading market may not develop or, if developed, may not be sustained, which could limit security holders' ability to sell our securities at a desired price.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,215,110 shares of our common stock outstanding. Of our outstanding shares, 6,566,475 are eligible for public trading. Of our restricted shares, 98,044 will be eligible for public trading after June 27, 2005.

Certain events could result in a dilution of your ownership of our common stock.

We currently have 8,215,110 shares of common stock outstanding and an aggregate of 2,989,993 warrants and options. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

If we do not maintain an effective registration statement or comply with applicable state securities laws, you may not be able to exercise our public warrants.

For any holder to be able to exercise our public warrants, the shares of our common stock underlying the public warrants must be covered by an effective and current registration statement and qualify or be exempt under the securities laws of the state or other jurisdiction in which you live. We cannot assure you that we will continue to maintain a current registration statement relating to the shares of our common stock underlying our public warrants or that an exemption from registration or qualification will be available throughout their term. This may have an adverse effect on demand for our public warrants and the prices that can be obtained from reselling them.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 33.65% of our outstanding common stock (including common stock issuable to such person or group within 60 days after May 31, 2005). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Effective February 10, 2005 we replaced Kostin, Ruffkess & Company with Wolf & Company, P.C. The decision to use Wolf & Company as our independent public accountant has been approved by the Audit and Finance Committee of our board of directors.

Kostin's reports on our financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with their audit for our fiscal year ending May 31, 2004 and up to the date of termination, which was the result of Kostin & Ruffkess ceasing operations with respect to public companies, there were no disagreements with Kostin on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Kostin would have caused Kostin to make reference to the subject matter of the disagreement(s) in connection with its report on our financial statements. Since Kostin's engagement as our accountant on October 3, 2002, there have been no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B. We have authorized Kostin to respond fully to any inquiries of our new auditors relating to their engagement as our independent accountant. We previously provided Kostin with a copy of this report on Form 8-K and have furnished the letter from Kostin attached hereto as Exhibit 99.2, in which Kostin states it agrees with the preceding statements, to the Securities and Exchange Commission.

We have not previously consulted with Wolf & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion which might be rendered on our financial statements, and no written or oral advice was provided to us concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing, or financial reporting issue. Neither did we discuss with Wolf & Company any accounting, auditing, or financial reporting issue that was a subject of disagreement between us and Kostin, as there were no such disagreements.

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

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information about our Directors is incorporated by reference from the information under the caption "Proposal No. 2 - Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed on or before September 28, 2005.

Item 10. Executive Compensation.

Incorporated by reference from the information under the caption "Executive and Director Compensation" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed on or before September 28, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners, the Board of Directors, and Executive Officers" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed on or before September 28, 2005.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed on or before September 28, 2005.

Item 13. Exhibits.

Exhibit No.	Description
3.1 3.2 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 23.1 23.2 31.1 31.2 32.1

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
*Consent of Wolf & Company, P.C.
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

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the information under the captions "Audit and Related Fees" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed on or before September 28, 2005.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
August 26, 2005	By:

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

SIGNATURES
Signature	Date
/s/ William B. Cotton	August 26, 2005

William B. Cotton, Director, President

/s/ Frank L. Rees	August 26, 2005

Frank L. Rees, Director, Executive Vice President

/s/ David D. Cryer	August 26, 2005

David D. Cryer, Chief Financial Officer, Secretary, Treasurer

/s/ Kenneth S. Wood	August 26, 2005

Kenneth S. Wood, Director

/s/ Jackson Kemper	August 26, 2005

Jackson Kemper, Director

/s/ Larry L. Pressler	August 26, 2005

Larry L. Pressler, Director

/s/ Joseph J. Luca	August 26, 2005

Joseph J. Luca, Director

FLIGHT SAFETY TECHNOLOGIES, INC.

Financial Statements

May 31, 2005

To The Board of Directors
Flight Safety Technologies, Inc.

INDEPENDENT AUDITORS' REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flight Safety Technologies, Inc.
Mystic, Connecticut

We have audited the accompanying balance sheet of Flight Safety Technologies, Inc. as of May 31, 2005 and the related statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Flight Safety Technologies, Inc. as of May 31, 2004 and for the year then ended were audited by other auditors who have ceased operations with respect to public companies. Those auditors expressed an unqualified opinion on those financial statements in their report dated July 7, 2004, except for Note 12 of those financial statements as to which the date was August 12, 2004.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 financial statements referred to above present fairly, in all material respects, the financial position of Flight Safety Technologies, Inc. as of May 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
August 18, 2005

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
as of
May 31, 2005 and May 31, 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,519,837	$2,180,863
Contract receivables	415,617	532,043
Other receivables	---	194,479
Investments held to maturity	4,033,759	4,991,669
Investments available for sale, at fair value	835,233	1,879,755
Inventory	108,044	---
Other current assets	51,721	28,840
Total current assets	7,964,211	9,807,649
Property and equipment, net of accumulated depreciation of $328,608 and $216,356	208,562	259,252
Other Assets:
Intangible assets, net of accumulated amortization of $47,377 and $33,969	180,562	149,990
Investments held to maturity	500,002	500,002
Other receivables	330,010	---
Total other assets	1,010,574	649,992
Total Assets	$9,183,347	$10,716,893

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$589,313	$615,911
Accrued expenses	180,340	141,259
Total current liabilities	769,653	757,170
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding		---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,410 shares issued	8,331	8,331
Additional paid-in-capital	13,069,863	13,105,863
Treasury Stock, 116,300 shares at cost	(199,827)	---
Accumulated other comprehensive loss	(164,023)	(119,501)
Unearned stock compensation	(4,769)	(150,733)
Accumulated deficit	(4,295,881)	(2,884,237)
Total stockholders' equity	8,413,694	9,959,723
Total Liabilities and Stockholders' Equity	$9,183,347	$10,716,893

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Income (Loss)
For the Years Ended May 31, 2005 and May 31, 2004

	2005	2004
Contract Revenues	$ 3,310,871	$ 3,593,784
Cost of Revenues	2,233,773	2,392,166
Gross Profit	1,077,098	1,201,618
Operating Expenses
Research and development	557,137	170,832
Selling, general and administrative	2,001,871	1,390,801
Depreciation and amortization	125,660	88,053
Total Operating Expenses	2,684,668	1,649,686
Loss From Operations	(1,607,570)	(448,068)

Other Income (Expense)
Interest income	223,586	39,749
Loss Before Provision For Income Taxes	(1,383,984)	(408,319)
Provision for income taxes	27,660	15,895
Net Loss	(1,411,644)	(424,214)

Other Comprehensive Income (Loss)
Unrealized (loss) on investments	(44,522)	(119,501)
Comprehensive Income (loss)	$(1,456,166)	$(543,715)
Net Loss Per Share
Basic and diluted	$ (.17)	$ (.07)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,217,971	6,194,059

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For Years Ended May 31, 2005 and May 31, 2004
	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive Loss	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity (Deficit)
	Shares	Amount	Capital	Sock
Balance at May 31, 2003	14,757,104	$14,757	$3,687,623	$--	$--	$(96,192)	$(2,460,023)	$1,146,165
Unearned Stock Compensation	--	--	117,500	--	--	(54,541)	--	62,959
Other Comprehensive Income (Loss)					(119,501)			(119,501)
Net proceeds from issuance of common stock	3,028,600	3,028	7,590,110	--	--	--	--	7,593,138
Warrants Exercised	850,000	850	1,699,150	--	--	--	--	1,700,000
Minority Interest	294,129	294	882	--	--	--	--	1,176
Reverse Stock Split	(10,598,423)	$(10,598)	10,598	--	--	--	--	--
Net Loss	--	--	--	--	--	--	(424,214)	(424,214)

Balance at May 31, 2004	8,331,410	$8,331	$13,105,863	$--	$(119,501)	$(150,733)	$(2,884,237)	$9,959,723
Unearned Stock Compensation Other Comprehensive Income (Loss)	-- --	-- --	(36,000) --	-- --	-- (44,522)	145,964 --	-- --	109,964 (44,522)
Purchase of Treasury stock	--	--	--	(199,827) )	--	--	--	(199,827)
Net loss	--	--	--	--	--	--	(1,411,644)	(1,411,644)
Balance at May 31, 2005	8,331,410	$8,331	13,069,863	$(199,827)	$(164,023)	$(4,769)	$(4,295,881)	$8,413,694

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For Years Ended May 31, 2005 and May 31, 2004

	2005	2004
Cash flows from operating activities:
Net loss	$ (1,411,644)	$ (424,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,660	88,053
Non-cash compensation - common stock	109,964	62,959
Accretion on investment discounts	(87,785)	(18,533)
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	116,426	(376,210)
(Increase) in other receivables	(135,532)	(137,620)
(Increase) in other current assets	(22,881)	(4,112)
(Increase) in inventory	(108,044)	--
Increase in accounts payable and accrued expense	12,483	384,685
Net cash used in operating activities	(1,401,352)	(424,992)
Cash flows from investing activities:
Purchase of available for sale securities	--	(1,999,256)
Proceeds from sale of available for sale securities	1,000,000	--
Purchase of held to maturity securities	(9,004,305)	(5,473,138)
Proceeds from maturity of held to maturity securities	10,050,000	--
Purchases of property and equipment	(61,562)	(224,805)
Payments for patents and other costs	(43,980)	(29,777)
Net cash provided by (used for) investing activities	1,940,153	(7,726,976)
Cash flows from financing activities:
Purchase of treasury stock	(199,827)	--
Proceeds from issuance of common stock	--	9,293,138
Net cash provided by (used for) financing activities	(199,827)	9,293,138
Net increase (decrease) in cash and cash equivalents	338,974	1,141,170
Cash and cash equivalents at beginning of year	2,180,863	1,039,693
Cash and cash equivalents at end of year	$ 2,519,837	$ 2,180,863

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies

Significant accounting policies followed by Flight Safety Technologies, Inc. (the Company) in determining financial position and the results of operations are as follows:

(a)     Nature of Business

Flight Safety Technologies, Inc. is a Nevada Corporation that was incorporated in May 2001 under the name of Reel Staff, Inc. On June 27, 2003, Flight Safety Technologies Operating Inc., (FSTO) was merged into Flight Safety Technologies, Inc. and Reel Staff, Inc. changed its name to Flight Safety Technologies, Inc.

The Company is engaged in the development of three proprietary sensor technologies: SOCRATES®, UNICORN™ and TIICM.

SOCRATES® (Sensor for Optically Characterizing Ring-eddy Atmospheric Turbulence Emanating Sound) is designed to detect clear air turbulence, microbursts and aircraft generated vortices which result in hazardous conditions to safe air travel.

UNICORN™ (Universal Collision Obviation and Reduced Near-Miss) is a technology that is being designed based upon an arrangement of radar which gives both visual and audible warning indication of approaching aircraft to pilots.

TIICM (Tactical Integrated Illuminating Countermeasure) is a possible solution to the threat of ground fired and hand held missile being fired on aircraft by terrorists.

On May 29, 1997, the Company was awarded its first contract representing Phase I in the amount of $1,326,335, sponsored by the Federal Aviation Administration (FAA), to commence the development and "Proof-of-Principle" of SOCRATES®. During the period February 22, 1998 through May 31, 1999, the FAA had added seven modifications to this contract totaling $1,664,821 and increased Phase I to $2,991,156. An additional $4,927,898 was awarded from August 29, 1999 to February 15, 2002 for Phase II of SOCRATES®, and Phase II was further increased by $1,113,550 to $6,041,448 on February 20, 2003. On September 30, 2003, Phase III of SOCRATES® was funded $3,975,004 and on November 30, 2004 Phase III was further increased by $3,237,310 to $7,212,314. As of May 31, 2005, the remaining contract balance for Phase III is $1,718,258.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (continued)

The Company's Federal contract, which represents 99% and 100% of the revenues for 2005 and 2004, respectively, was issued and is managed by The Volpe Center of the U.S. Department of Transportation. The Company submits, and receives payment on, monthly invoices, which represent progress payments covering the Company's total direct and indirect costs on the project.

The Company's primary office is in Mystic, Connecticut, and it also has offices in Baltimore, Maryland; Chicago, Illinois; and North Kingstown, Rhode Island. In addition to its full-time employees, the Company is further supported by a team of consultants and subcontractors, including Lockheed Martin Corporation, with whom the Company has a long-term Teaming Agreement, ICF Consulting Services, British Telecommunications, Information Systems Laboratories, Microwave Solutions and Georgia Tech Applied Research Corporation.

(b)     Revenue and Cost Recognition

Our contracts with the United States government are cost-reimbursable contracts that provide for a fixed profit percentage applied to our actual costs to complete the work. These contracts are subject to audit and adjustment by our customer, and are subject to cost limitations as provided by the contract.

For these contracts, revenue is recorded at the time services are performed based upon actual project costs incurred and include a reimbursement for general, administrative, and overhead costs and the base fee. The general, administrative, and overhead costs are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred subject to approval. Revenue may be adjusted for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Contracting costs include all direct material, labor and subcontracting costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue related to claims is recorded at the lesser of actual costs incurred or the amount expected to be realized.

(c)     Cash and Cash Equivalents

For purposes of reporting cash flows, the company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash and cash equivalents.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (continued)

(d)     Marketable Securities

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories according to the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income or loss and reported in shareholders' equity. Realized gains and losses on sale of investments are determined on a specific identification basis.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Securities that have experienced an other-than-temporary decline in value are written down to estimated fair value, establishing a new cost basis with the amount of the write-down expensed as a realized loss.

(e)     Inventory

Inventory represents purchasing of long lead SOCRATES® system components to further expand the system. Inventory is accounted for at lower of cost or market and on the first-in first-out basis.

(f)     Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Cost and accumulated depreciation of assets fully depreciated, retired or disposed of are removed from the accounts. Gains and losses are recognized upon disposal of assets. The cost of maintenance and repairs is charged to operations as incurred, whereas significant repairs are capitalized.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

Estimated useful lives by asset class is as follows:

Machinery & equipment          5 years

Furniture & fixtures              5 years

Automobiles                     5 years

Software                        3 years

(g)     Intangible Assets

Intangible assets consist of patent costs associated with SOCRATES® and UNICORN™. Costs of outside legal counsel related to obtaining new patents are capitalized. Patent costs are being amortized using the straight-line method over the lesser of seventeen years from the date incurred or the remaining life of the underlying patent.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) the Company assesses its patents for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Such circumstances may include a significant adverse change in legal factors or the business climate that could affect the value of the patents. In determining recoverability, the Company must determine the asset's fair value, which may require Management to make significant assumptions about the future cash generating ability of the asset. If an asset is determined to be impaired, the difference between the asset's fair value and book value is charged to expense in the period the impairment is identified. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new basis. Subsequent reversal of a previously recognized impairment loss is prohibited under SFAS No. 144.

(h)     Concentration of Credit Risk

The Company had amounts in excess of $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation. Concentration of credit risk also exists with respect to contract receivables. This risk is mitigated by the fact that these receivables are due from the United States Government.

(i)     Research and Development

Company sponsored research and development costs, including proposal costs and un-reimbursed expenditures for developmental activities, are charged to operations as incurred.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

(j)     Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of enactment.

(k)     Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the years ended May 31, 2005 and May 31, 2004, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The weighted average number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive was 3,052,494 and 2,653,327 for the year ended May 31, 2005 and May 31, 2004, respectively.

(l)     Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined based on the available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value at May 31, 2005 and May 31, 2004, because of the short maturity of these financial instruments.

(m)     Estimates

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

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

(n)     Stock-Based Compensation

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended May 31, 2005	Year Ended May 31, 2004
Net loss as reported	$<1,411,644>	$<424,214>
Add: stock-based employee compensation expense included in net loss	$109,964	$62,959
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	$<220,445>	$<131,288>
Pro forma net income loss	$<1,552,125>	$<492,543>
Earnings per share: Basic and diluted - as reported Basic and diluted - pro forma	$<.17> $<.19>	$<.07> $<.08>

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies (Continued)

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to value the options granted in the years ended May 31, 2005 and 2004:

	2005	2004
Risk-free interest rate	4.75%	3.74%
Expected dividend yield	None	None
Expected life of options	10 years	3 years
Expected volatility	40%	40%
Weighted-average grant-date fair value	$.55	$.31

(o)     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards, calculated on a basis consistent with the SFAS No. 123 pro forma disclosures (Note 1(n)). The Company will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter beginning June 1, 2006. Actual expense recorded related to these options would be reduced by future forfeitures.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 2 - Contract Receivables and Other Receivables

At May 31, 2005 and May 31, 2004 accounts receivable consisted of the following:
	2005	2004
U.S. Government:
Amounts billed (Contract Receivable)	$ 415,617	$ 532,043
Amounts not billed (Other Receivable)	330,010	194,479
	$ 745,627	$726,522

Other receivables include retained fees on Government contracts which represent up to a 15% payment hold back against billable fees, amounts representing differences in actual and provisional overhead and general administrative rates which we expect are recoverable and will be paid by the Government, and other miscellaneous receivables. The aggregate recoverable rate differences as of May 31, 2005 of $291,000 consist of a $158,000 and $133,000 for the years ended May 31, 2005 and May 31, 2004 respectively. We believe this amount will be recoverable after consideration of other contract cost differences, some higher and others lower than contracted amounts, when our sponsoring government agency has reviewed our request for what we estimate as recoverable contract cost growth. Under our government contract, we are entitled to receive this amount as long as it is allowable and reasonable and the contracting officer approves the cost growth due to rate adjustments. The portion of other receivables represented by recoverable rate difference also reflects our judgment that we expect the government will have a funding source available to pay us the recoverable rate difference. This source may result from a reallocation of items within our existing contract to reflect actual expenditures, from use of funds available for a subsequent contract, or from reserve sources otherwise available to the government. At May 31, 2005, we do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of May 31, 2005 and May 31, 2004.

	2005	2004
Retained fee
Phase II Socrates	$ --	$ 56,392
Phase III Socrates	39,010	4,583
Recoverable rate difference
Phase III Socrates	291,000	133,000
Miscellaneous	--	504
Total	$330,010	$194,479

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 3 - Investments

A summary of investments is as follows:
May 31, 2005
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$999,256	$ --	$(164,023)	$ 835,233
Held to Maturity
Corporate bonds	$4,033,759	$ --	$ (4,031)	$4,029,728
U.S. Government securities	500,002	--	(8,282)	491,720
	$4,533,761	$ --	$ (12,313)	$4,521,448
May 31, 2004
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$1,999,256	$ --	$(119,501)	$1,879,755
Held to Maturity
Corporate bonds	$4,991,669	$ 3,251	$ --	$4,994,920
U.S. Government securities	500,002	--	(7,347)	492,655
	$5,491,671	$ 3,251	$ (7,347)	$5,487,575

Contractual maturities of held-to-maturity securities at May 31, 2005, is as follows:

2005 Carrying Amount
Due in one year or less	$4,033,759
Due in 1-5 years	500,002
$4,533,761

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 3 - Investments (Continued)

Information pertaining to securities with gross unrealized losses at May 31, 2005 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Greater Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mutual bond funds	$ --	$ --	$164,023	$835,233
Corporate bonds	4,031	4,029,728	--	--
US Government securities	8,282	491,720	--	--
Total temporarily impaired securities	$12,313	$4,521,448	$164,023	$835,233

Based on management's review, there were no write-downs of impaired securities in fiscal year 2005. As of May 31, 2005, impairments of our investments in mutual bond funds were deemed to be temporary and related to changes in the ten year treasury rate and the rate of inflation (CPI). Our investment in mutual bond funds consist of common shares of Western Assets / Claymore U.S. Treasury inflation protected securities, with a credit quality average rating of AAA, anticipated yield between 5.25% - 5.75% with full secondary market liquidity. These mutual bond funds were purchased when the ten year treasury rate and the Consumer Price Index (CPI) were both 2.8%. As of May 31, 2005 the ten year treasury rate was 4.3% and CPI 2.5%. The loss is expected to decline as the gap between the ten year treasury rate and CPI rate narrows. We expect this to occur over the next several months based on relevant economic forecasts. Based on our evaluation and the Company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at May 31, 2005.

Information pertaining to securities with gross unrealized losses at May 31, 2004 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 3 - Investments (Continued)

	Less Than Twelve Months		Greater Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mutual bond funds	$ 119,501	$ 879,755	$ --	$ --
Corporate bonds	--	--	--	--
US Government securities	7,347	492,655	--	--
Total temporarily impaired securities	$126,848	$1,372,410	$ --	$ --

Note 4 - Property and Equipment

Property and equipment at May 31, 2005 and 2004 are summarized by major classifications as follows:
	2005	2004
Machinery and equipment	$276,817	$263,832
Furniture and fixtures	12,515	8,007
Automobiles	170,944	134,722
Software	76,894	69,047
	537,170	475,608
Less: accumulated depreciation	328,608	216,356
	$208,562	$259,252

Depreciation expense for the years ended May 31, 2005 and 2004 was $112,252 and $77,432, respectively.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 5 - Intangible Assets

Intangible assets at May 31, 2005 and 2004 consist of patents as follows:

	2005	2004
Cost	$227,939	$183,959
Less Accumulated Amortization	(47,377)	(33,969)
	$180,562	$149,990

Amortization expense for the years ended May 31, 2005 and 2004 was $13,408 and $10,621, respectively. Amortization expense for the next five years is expected to be approximately $13,500 per year.

Note 6 - Related Party Transactions

The Company utilizes the lobbying services of a firm that is wholly-owned by one of the Company's directors. Total expenses related to these services were $105,500 and $96,244 for the years ended May 31, 2005 and 2004, respectively. As of May 31, 2005, no fees remained unpaid.

The Company leases office space in Baltimore, MD from an officer of the Company for $500 per month on a month to month basis. Total rent expense related to this office space was $6,000 for each the years ended May 31, 2005 and 2004.

The Company also utilized one of its stockholders for the performance of legal services associated with the establishment of certain patents and trademarks. The total cost of these services for the years ended May 31, 2005 and 2004 were $2,283 and $29,777, respectively. His firm no longer provides patent work for the Company.

Note 7 - Stockholders' Equity

Common Stock

During the year ended May 31, 2004, 850,000 common stock warrants were exercised at $2.00 resulting in proceeds of $1,700,000, and we acquired the remainder of the common and preferred stock of FSTO (see Note 1-(a)).

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 7 - Stockholders' Equity (Continued)

We completed a 3-for-1 reverse stock split effective December 31, 2003. On February 4, 2004, in conjunction with a public underwritten offering, we sold 1,350,000 units at $6.00 per unit, each unit consisting of two shares of common stock and a warrant to purchase one share of common stock at $3.30 a share. On February 13, 2004, we issued an additional 164,300 units at the request of the managing underwriter to cover over-allotments. As a result of these issuances, our common stock outstanding increased by 3,028,600 shares to 8,331,410 shares. We received gross proceeds of $9,085,800 and had expenses for these issuances of $1,492,662 resulting in net proceeds from the issuances of $7,593,138. Below is a summary of shares issued.

Common stock on May 31, 2003
Common stock warrants exercised July 10 to August 8, 2003
Merger shares July 11, 2003 - minority shares tendered
Reverse stock split 3 for 1 - December 31, 2003
Common stock issued - February 4, 2004
Common stock issued - February 13, 2004
Total common stock issued as of May 31, 2005

14,757,104 850,000 294,129 (10,598,423) 2,700,000 328,600 8,331,410

Stock Options

Options may be granted from time to time for shares of common stock as determined by the Board of Directors, subject to any applicable shareholder approval requirements. The stock options granted to date vest over a period of up to 36 months and are exercisable for between five and ten years from date of grant. The exercise price is generally established at or above market value of the underlying stock at the date of grant.

Warrants

As of May 31, 2005 and 2004 there are outstanding warrants to purchase 2,020,372 share of common stock consisting of 1,514,300 with an exercise price of $3.30; 270,000 with an exercise price of $3.60; 135,000 with an exercise price of $5.40; and 101,072 with an exercise price of $6.00. All outstanding warrants are exercisable.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 7 - Stockholders' Equity (Continued)

We may redeem our public warrants for $0.25 per warrant, subject to adjustment in the event of a stock split, dividend or the like, upon 30 days notice so long as the last reported sale price per share of our common stock as reported by the principal exchange or trading market on which our common stock trades equals or exceeds $10.00 (subject to adjustment) for twenty consecutive trading days ending on the tenth day prior to the date we give notice of redemption. If we give notice of redemption, holders of our public warrants will be forced to sell or exercise the public warrants they hold or accept the redemption price. The notice of redemption could come at time when, under specific circumstances or generally, it is not advisable or possible to sell or exercise our public warrants.

A summary of the status of our outstanding stock options and warrants as of May 31, 2004 and May 31, 2005 are as follows:

	Options Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Balance May 31, 2003	1,773,850	$2.00	1,153,173	$2.00
Options granted to a director	125,000	2.00	--	--
Warrants exercised	--	--	(850,000)	2.00
One for three reverse split	(1,265,895)	--	(202,101)	--
Public offering warrants	--	--	1,514,300	3.30
Public offering underwriter warrants	--	--	405,000	4.20
Balance May 31, 2004	632,955	$6.00	2,020,372	$3.62
Expired	(83,334)	6.00	--	--
Granted	420,000	3.50	--	--
Exercised	--	--	--	--
Balance May 31, 2005	969,621	$4,92	2,020,372	$3.62

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 7 - Stockholders' Equity (Continued)

The following table summarized information regarding options outstanding and options exercisable at May 31, 2005:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weight Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$6.00	549,621.43		$6.00	539,205	$6.00
$3.50	420,000	9.50	$3.50	187,500	$3.50
	969,621	4.36	$5.00	726,705	$5.36

Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions.

Unearned stock compensation results from common stock issued to employees during fiscal year ended May 31, 2002 and options issued to a director during the fiscal year ended May 31, 2004. The balance as of May 31, 2005 of $4,769 will be fully amortized at the end of fiscal quarter ended August 31, 2005.

Note 8 - Income Taxes

Provision for income taxes for the years ending May 31, 2005 and 2004 is as follows:

	2005	2004
Current state tax provision	$ 27,660	$15,895
Deferred tax benefit	(495,100)	(87,420)
Change in valuation allowance	495,100	87,420
	$ 27,660	$15,895

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 8 - Income Taxes (continued)

The tax effects of temporary differences and carryforwards that give rise to deferred taxes as of May 31, 2005 and 2004 are:

	May 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$1,375,000	$ 808,600
Property and equipment	--	3,200
Accrued vacation	22,000	17,400
Gross deferred tax asset	1,397,000	829,200
Valuation allowance	(1,384,000)	(818,700)
Deferred tax assets, net of valuation allowance	13,000	10,500
Deferred tax liabilities:
Property and equipment	(3,750)	--
Different book and tax bases of intangible assets	(9,250)	(10,500)
Total deferred tax assets	(13,000)	(10,500)
Net deferred tax assets (liability)	$ --	$ --

Current tax for 2005 and 2004 is due to State taxes on capital. Cash paid for taxes amounted to $23,217 and $0 in 2005 and 2004, respectively.

The Company has recorded a valuation allowance of 100% of the net deferred tax asset because it is more likely than not that the asset will not be realized. The Company has Federal and State net operating loss carryforwards of approximately $3,000,000, to reduce future taxable income, if any. The Federal operating losses expire in various years through 2025 and the State operating losses expire in various years through 2010. Use of net operating losses may be subject to limitations based on ownership changes as defined by the Internal Revenue code.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 8 - Income Taxes (continued)

The reason for the differences between income tax at the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2005	2004
Income tax expense (benefit) at statutory rate	$ (470,560)	$(138,828)
State tax provision, net	18,256	10,491
Meals and entertainment	2,730	2,774
Non deductible lobbying expense	55,710	35,638
Change in valuation allowance and other	(1,384,000)	(818,700)
Income tax as reported	$ 27,660	$ 15,895

Note 9 - Commitments

The Company has leased two office spaces at $1,625 and $1,000 per month, respectively, in Mystic, Connecticut, which expire on March 31, 2006. The Company also leases office space, on a month to month basis, in Baltimore, Maryland, from an officer of the Company at $500 per month. On April 23, 2004, the Company entered into a lease which was extended on April 27, 2005 for the period of June 1, 2005 to May 31, 2006, for office space in North Kingston, Rhode Island at $1,150 per month. Rent expense was $48,961 and $28,427 for the years ended May 31, 2005 and 2004, respectively. Minimum future operating lease commitments are $40,050 for the year ending May 31, 2006.

In connection with the transfer of the UNICORN™ technology from Advanced Acoustical Concepts, Inc. (AAC) to the Company, the Company has agreed to pay a lump sum of $150,000 to AAC after we receive revenues from sales of UNICORN products of $1,000,000 and a continuing 3% royalty on all net sales of UNICORN™ products thereafter. As of May 31, 2005 and 2004, no amounts have been paid under this commitment.

The Company has commitments with various firms for lobbying services totaling $180,000 for the next fiscal year.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2005 and 2004

Note 10 - Teaming Agreement

In connection with SOCRATES®, the Company has entered into a Teaming Agreement (as defined in the Federal Acquisition Register "FAR") with Lockheed Martin Corporation ("Lockheed"). The Company will act as the primary contractor and Lockheed will function as the primary subcontractor. The agreement is for a ten year period ending in 2007, unless terminated earlier based on specific conditions identified under this agreement. As of May 31, 2005 and 2004, the Company was liable to Lockheed for $319,391 and $412,239, respectively.

Note 11 - Contingencies

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers and directors, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b and 20a of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and under Section 11 of the Securities Act of 1933. Plaintiffs' complaint alleges Flight Safety Technologies, Inc. omitted material information on reports filed under the 1934 Act, registration statements filed under the 1933 Act and a statement made on its website which made other statements about SOCRATES® false and misleading. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities. We firmly believe that the claims contained in the complaints are without merit and intend to conduct a vigorous defense in these matters. These lawsuits could be time-consuming and costly and could divert the attention of our management. These lawsuits or any future lawsuits filed against us could harm our business.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. We are conducting further discussions with Lockheed Martin Corporation on potential ways to expand and extend the relationship and believe the outcome of such discussions will resolve any intellectual property concerns. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.