Form 10QSB
period 2005-08-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2005-10-14
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	August 31, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☒      No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares of common stock outstanding as of October 13, 2005 was 8,215,110 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
as of
August 31, 2005 and May 31, 2005
Unaudited

	August 31, 2005	May 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,967,596	$2,519,837
Contract receivables	660,979	415,617
Investments held to maturity	4,004,246	4,033,759
Investments available for sale at fair value	828,381	835,233
Inventory	108,044	108,044
Other current assets	32,577	51,721
Total current assets	7,601,823	7,964,211
Property and equipment, net of accumulated depreciation of $357,358 and $328,608	233,817	208,562
Other Assets:
Intangible assets, net of accumulated amortization of $50,032 and $47,377	180,513	180,562
Investments held to maturity	500,002	500,002
Other receivables	339,270	330,010
Total Other Assets	1,019,785	1,010,574
Total Assets	$8,855,425	$9,183,347

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$735,208	$589,313
Accrued expenses	169,115	180,340
Total current liabilities	904,323	769,653
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,410 shares issued	8,331	8,331
Additional paid-in-capital	13,069,863	13,069,863
Treasury Stock, 116,300 shares at cost	(199,827)	(199,827)
Accumulated other comprehensive loss	---	(164,023)
Unearned stock compensation	---	(4,769)
Accumulated deficit	(4,927,265)	(4,295,881)
Total stockholders' equity	7,951,102	8,413,694
Total Liabilities and Stockholders' Equity	$8,855,425	$9,183,347

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For The Three Month Periods Ended August 31, 2005 and August 31, 2004
Unaudited

	Three Months August, 2005	Three Months August, 2004
Contract Revenues	$ 1,218,460	$ 1,435,952

Cost of Revenues	781,930	1,011,844
Gross Profit	436,530	424,108
Operating Expenses
Research and development	398,451	82,555
Selling, general and administrative	522,740	410,437
Depreciation and amortization	31,405	21,783
Total Operating Expenses	952,596	514,775
Loss from Operations	(516,066)	(90,667)

Other Income (Expense)
Interest income (Loss) on investments available for sale	61,757 (170,875)	48,255 --
Loss before provision for income taxes	(625,184)	(42,412)
Provision for income taxes	6,200	6,915
Net (Loss)	(631,384)	(49,327)

Other Comprehensive Income (Loss)
Unrealized losses arising during period Less reclassified adjustment for losses included in net income	(6,852) 170,875	(15,253) --

Comprehensive (loss)	$(467,361)	$(64,580)
Net Loss Per Share
Basic and diluted	$ (.08)	$ (.01)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,110	8,226,748

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders Equity
For the Three Months Ended August 31, 2005 and August 31, 2004
Unaudited
	Common Stock		Additional Paid - In Capital	Treasury Stock	Accumulated Other Comp. loss	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at May 31, 2004	8,331,410	$8,331	13,105,863	$--	$(119,501)	$(150,733)	$(2,884,237)	$9,959,723
Unearned stock compensation	--	--	--	--	--	15,741	--	15,741
Other Comprehensive Income (Loss)	--	--	--	--	(15,253)	--	--	(15,253)
Purchase of Treasury stock	--	--	--	(199,827)	--	--	--	(199,827)
Net Loss	--	--	--	--	--	--	(49,327)	(49,327)
Balance at August 31, 2004	8,331,410	$8,331	$13,105,863	$(199,827)	$(134,754)	$(134,992)	$(2,933,564)	$9,711,057

Balance at May 31, 2005	8,331,410	$8,331	$13,069,863	$(199,827)	$(164,023)	$(4,769)	$(4,295,881)	$8,413,694
Unearned stock compensation	--	--	--	--	--	4,769	--	4,769
Other comprehensive income (loss)	--	--	--	--	164,023	--	--	164,023
Net loss	--	--	--	--	--	--	(631,384)	(631,384)
Balance at August 31, 2005	8,331,410	$8,331	$13,069,863	$(199,827)	$--	$--	$(4,927,265)	$7,951,102

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Three Months Ended August 31, 2005 and August 31, 2004
Unaudited

	For the Three Months Ended August 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (631,384)	$ (49,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,405	29,465
Non-cash compensation - common stock	4,769	15,741
Loss on investments available for sale	170,875	--
Accretion on investment discounts	(27,647)	--
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(9,260)	(62,629)
(Increase) decrease in other current assets	19,144	7,993
(Increase) decrease in contract receivables	(245,362)	125,093
Increase (decrease) in accounts payable and accrued expense	134,670	(243,858)
Net cash used in operating activities	(552,790)	(177,522)

Cash flows from investing activities:
Purchase of held to maturity securities	(5,047,840)	(4,972,035)
Proceeds from maturity of held to maturity securities Purchases of property and equipment	5,105,000 (54,005)	5,985,817 (56,510)
Payments for patents and other costs	(2,606)	--
Net cash provided by investing activities	549	957,272
Cash flows from financing activities:
Purchase of treasury stock	--	(199,827)

Net cash used in financing activities	--	(199,827)
Net increase (decrease) in cash and cash equivalents	(552,241)	579,923
Cash and cash equivalents at beginning of period	2,519,837	2,180,863
Cash and cash equivalents at end of period	$ 1,967,596	$ 2,760,786

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three Months Ended August 31, 2005 and August 31, 2004

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the three months ended August 31, 2005 and August 31, 2004, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the three months ended August 31, 2005 and August 31, 2004 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2005 and May 31, 2004 which are included in our annual report on Form 10-KSB filed on August 26, 2005.

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

The following table illustrates the effect on net (loss) and net (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Three months ended
	August 31, 2005	August 31, 2004

Net (loss) as reported	$<631,384>	$<49,327>
Add: stock-based employee compensation expense included in net loss	$4,769	$15,741
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	$<33,131>	$<18,226>
Pro forma net (loss)	$<659,746>	$<51,812>
Earnings per share:
Basic and diluted - as reported	$ <.08>	$<.01>
Basic and diluted - pro forma	$ <.08>	$<.01>

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to value the options granted in the quarter ended August 31, 2005:
Risk-free interest rate Expected dividend yield Expected life of options Expected volatility Weighted-average grant-date fair value	4.00% None 10 years 40% $.51

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards, calculated on a basis consistent with the SFAS No. 123 pro forma disclosures. The Company will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter beginning June 1, 2006. Actual expense recorded related to these options would be reduced by future forfeitures.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three month periods ended August 31, 2005 and August 31, 2004, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive were 2,572,634 and 3,073,327 for the three months ended August 31, 2005 and August 31, 2004, respectively.

Cash and Cash Equivalents

Cash represents cash on hand of $75,339 in checking accounts and $1,892,257 in money market accounts as of August 31, 2005. Money market accounts earn interest at approximately 3.34% (per annum).

Inventory

Inventory represents purchasing of long lead SOCRATES® system components to further expand to a thirty-two beam system. Inventory is accounted for at lower of cost or market and on the first-in first-out basis.

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

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the three months ended August 31, 2005 and August 31, 2004 was $2,655 and $2,940, respectively. Amortization expense for each of the next five years is currently expected to be approximately $14,400.

Note 2. Equity Transactions:

During the three months ended August 31, 2005, there were no issuances of common stock. Our last issuance of common stock was February 14, 2004, when 328,600 shares of common stock were issued at a price of $3.00 per share. The total shares issued as of February 14, 2004 was 8,331,410 and this is the total as of August 31, 2005.

During the period from June 2, 2004 to June 17, 2004, we purchased 116,300 shares of our common stock at an average price of $1.71 for a total price of $199,827. The repurchase was authorized in a stock repurchase plan approved by our Board of Directors. Of the 8,331,410 shares of common stock issued to date, 8,215,110 are outstanding as of August 31, 2005.

Note 3. Investments in Marketable Securities:

A summary of investments as of August 31, 2005 is as follows:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$828,381	$ --	$ --	$828,381
Held to Maturity
Corporate bonds	$4,004,246	$ 6,255	$ --	$4,010,501
U.S. Government securities	500,002	--	(9,222)	490,780
	$4,504,248	$ 6,255	$ (9,222)	$4,501,281

Contractual maturities of held-to-maturity securities at August 31, 2005 are as follows:

Carrying Amount
Due in one year or less Due in one year or more	$4,004,246 500,002 $4,504,248

In the quarter ended August 31, 2005, the Company recognized an impairment loss of $170,875 related to investments in a mutual bond fund. The impairment charge was recorded as a loss on investments available for sale in the statement of operations and other comprehensive income (loss). Despite the narrowing of the gap between the yield on the ten year Treasury note and the Consumer Price Index, the price of the investment did not improve as we had expected. The Company considered the severity and duration of these impairments and determined that they were other than temporary, and therefore, recorded the impairment loss.

Note 4. Stock Options:

Options may be granted from time to time for shares of common stock as determined by the Board of Directors, subject to any applicable shareholder approval requirements. The stock options granted to date vest over a period of 36 months. The options are exercisable up to ten years from the date of vesting. The Company granted 632,955 options prior to the year ended May 31, 2004, with an exercise price of $6.00. As of May 31, 2005, 549,621 of these options remained outstanding with 539,205 vested. On August 31, 2005, 466,287 of these options granted and outstanding as of May 31, 2005 reached their expiration date and were cancelled.

On June 23, 2005, 150,000 options were granted to employees with an exercise price of $3.50, vesting over a 36 month period and are exercisable up to ten years from the date of grant. A summary of our outstanding stock options for the quarter ended August 31, 2005 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2005 Expired Granted Exercised Balance, August 31, 2005	969,621 (466,287) 150,000 -- 653,334	$ 4.92 6.00 $ 3.50 -- $ 3.82

The following table summarizes information regarding options outstanding and options exercisable at August 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weight Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$6.00 $3.50	83,334 570,000	1.39 9.40	6.00 $3.50	83,334 247,500	$6.00 $3.50
	653,334	8.38	$3.82	330,834	$4.13

On September 2, 2005 the Board of Director's consented to the adoption of a resolution, subject to shareholders approval, for a Stock Option Incentive Plan. The Plan reserves 1,500,000 shares of Common Stock for issuance under this Stock Option.

Note 5. Warrants:

We have 1,919,300 warrants outstanding as of August 31, 2005. These warrants are comprised of 1,514,300 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 31, 2014.

Note 6. Other Receivables:

Other receivables include retained fees on Government contracts which represent up to a 15% payment hold back against billable fees, amounts representing differences in actual and provisional overhead and general administrative rates which we expect are recoverable and will be paid by the Government and other miscellaneous receivables. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of August 31, 2005 and May 31, 2004.

	August 31, 2005	May 31, 2005
Retained Fee Phase III Socrates Recoverable Rate difference Phase III Socrates Miscellaneous Total	$ 48,226 291,000 44 $339,270	$ 39,010 291,000 0 $330,010

Other Receivables includes recoverable rate differences resulting from the difference between the current adjusted general and administrative rate of 41% compared to our provisional rate of 29%, which has created a difference of $158,000 for the fiscal year ended May 31, 2005. In addition, $133,000 was the difference between the provisional rate and actual rate for fiscal year ending May 31, 2004 which brings the total recoverable rate difference to $291,000 as of August 31, 2005.

Of the $291,000 recoverable rate difference, $229,428 was received in the form of a contract modification from our sponsoring government agency on September 7, 2005. Of this total $214,326 can be billed to the government after our rates have been audited by DCAA which is scheduled for October 2005. We expect the balance of the rate difference of $76,674 will be received from the balance of this contract modification and funds remaining in our current contract after the contract is completed which is estimated to be October 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three month period ending August 31, 2005 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement Wake Vortex Advisory System at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in three successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WVAS, that National Aeronautics and Space Administration (NASA) is developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ending September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ending September 30, 2001 through September 30, 2004. From these amounts, we have received three contracts aggregating approximately $16.2 million. As of August 31, 2005, we have recognized an aggregate of approximately $15.7 million of contract revenue with $0.7 million in contract receivable as of August 31, 2005. Our current SOCRATES® government contract backlog is approximately $0.5 million.

We have entered into these contracts with the Volpe National Transportation Systems Center of the U.S. Department of Transportation (Volpe). Volpe funds our contracts when, as, and if it and other sponsoring federal agencies approve a statement of work and specific task orders under the statement of work. When funded, we invoice the federal government monthly based on our direct costs, including overhead and general and administrative plus a fixed fee for that month and typically receive payment by electronic wire transfer within two weeks of invoicing. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, research and development costs we incur over certain cost caps set by the U.S. government, costs incurred while our contracts are not funded, or costs deemed unreasonable by the government are not reimbursable under our government contracts and have been funded primarily by proceeds of our equity offerings. All of our government contracts and funding are subject to the requirements of the Federal Acquisition Regulations.

Without notice to, or opportunity for prior review by us, Volpe circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES® wake vortex sensor due to a high risk assessment of achieving operational feasibility. Together with our major subcontractor, Lockheed Martin Corp., we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequent to these discussions, NASA requested and we submitted a proposal for $2.221 million of additional SOCRATES® wake vortex sensor research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. In November 2002, Volpe approved and funded a new work order in the amount of $1.230 million for the first phase of this proposal and in March 2003, a second work order was approved and funded in the amount of $991,000. Included in the funding was a 7% fixed fee over and above our research and development costs plus overhead, general and administrative costs. The statement of work continued our previous contract to develop and test our SOCRATES® wake vortex sensor. This funding ended an 11-month period, from December 15, 2001 to November 19, 2002, without government funding to develop our SOCRATES® wake vortex sensor.

On September 30, 2003, we received our third successive sole source contract from Volpe, titled Phase III SOCRATES®, for an aggregate of $3.975 million to continue work on developing our SOCRATES® wake vortex sensor. We used these funds to expand our current SOCRATES® wake vortex sensor from a four beam configuration (which was tested at the Denver International Airport (DIA) in September 2003) to eight beams and began engineering for further expansion to sixteen beams. This contract was funded from a U.S. fiscal year 2003 Omnibus Appropriation of $4.5 million to the NASA budget for research, development, and testing of our SOCRATES® wake vortex sensor.

For U.S. fiscal year ended September 30, 2004, an additional $5 million NASA appropriation specifically for continued work on project SOCRATES® had been enacted into law. On November 30, 2004, after a three month period without contract funding, our sponsoring agencies approved a $3.237 million modification and extension of our contract. As and when set forth in the contract modification, statement of work and appropriate work orders, Volpe has advanced funds to us to complete the expansion of our SOCRATES® wake vortex sensor from a eight beam configuration to a sixteen beam configuration and to conduct a test of the expanded sixteen beam SOCRATES® wake vortex sensor, which occurred at DIA in September and October 2005. Although we are cautiously optimistic, there can be no assurance that this test will be successful. Failure to achieve the desired results could limit or delay our prospects for deployment of a SOCRATES® wake vortex sensor.

For U.S. fiscal year ended September 30, 2005, Congress enacted, and the President signed into law on December 8, 2004, the Omnibus Appropriations Bill, Public Law 108-447, which contained a further $5 million to NASA specifically designated for project SOCRATES®. On September 15, 2005 we received a new contract for $9.815 million. From the $5.0 million SOCRATES® funding from NASA we received a task order for $1.695 million under the new contract. The task order is for the analysis of the data collected from the DIA test in September 2005 and to prepare a technical remediation and system trade off study. In addition we expect a second task order for approximately $1.5 million in early calendar year 2006. Our ability to earn additional revenue under this new contract is subject to, among other things, further government appropriations and the issuance of additional task orders of which there can be no assurance.

We believe the federal government has indicated a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor for potential inclusion in such a system. However, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, lack of progress or setbacks in our SOCRATES® research and development, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If any such delays or reductions occur, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES® or UNICORN™ technologies and to market our products. Reduction of, or delays, in contract funding from the federal government could delay achievement of our profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

We also are pursuing development of a collision and ground proximity warning system we refer to as UNICORN™. We believe that UNICORN™ may have application to unmanned air vehicles operated for a variety of private and governmental purposes. As of August 31, 2005 the cumulative research and development expense for UNICORN™ is approximately $1,150,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test.

During the past fiscal year, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of August 31, 2005 we have committed approximately $350,000 of our independent research and development funds to TIICM™. We have entered into additional arrangements with SDI pursuant to which we have to applied for a new patent on TIICM™ with SDI and have joint ownership of any resulting patent. We have also been working on TIICM™ with Analogic Corporation located in Peabody, Massachusetts. There can be no assurance that any new patents on TIICM™ will be issued, or that we will derive any revenue or profit from TIICM™, nor any expectation that we will receive any government or commercial funding for TIICM™.

We have experienced significant losses since our inception. The loss for the three months ended August 31, 2005 was $631,384. Losses for our three fiscal years ending May 31, 2005, 2004 and 2003 were $1,411,644, $424,214, and $943,974, respectively. The net loss for our fiscal year ended May 31, 2003 was caused primarily by three factors: (1) unallowable expenses under our government contract, (2) rate ceilings; and (3) expenses during unfunded periods for SOCRATES® research and development. With the reinstatement of the government contract funding in November 2003, the loss for our fiscal year ended May 31, 2004 was caused by the remaining two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the fiscal year ending May 31, 2005 and the three months ended August 31, 2005 was caused by: (1) unallowable expenses, (2) expenses during a partially unfunded period, and (3) unrecoverable expenses. The unreasonable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency.

Our third consecutive and current government contract and the new contract received September 15, 2005 do not include rate ceilings. If the government deems our allowable expenses to be reasonable, of which there can be no assurance, the absence of rate ceilings should eliminate or reduce a significant source of losses in previous years. We will continue to incur certain unallowable expenses or allowable expenses the government deems unreasonable. We also remain subject to the risk of further delay, reduction or elimination in federal contract funding. However, it is our view that the elimination of rate ceilings is a significant improvement to our historical contract terms.

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

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate of 69% and general administrative rate of 70% for the three months ended August 31, 2005. We believe all component costs have been ordinary and necessary but that government auditors may consider our independent research and development expense for UNICORN™ technology, and certain other general and administrative expenses as of the three months ended August 31, 2005 unreasonable for a company our size. For rate setting purposes, we have excluded $270,000 for potential unreasonable expenses, which reduced the general and administrative rate to 39% for the three months ended August 31, 2005. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Our financial statements and notes thereto include an item for "Other Receivables" that is described therein. Other Receivables includes recoverable rate differences resulting from the difference between the current adjusted general and administrative rate of 41% compared to our provisional rate of 29%, which has created a difference of $158,000 for the fiscal year ended May 31, 2005. In addition, $133,000 was the difference between the provisional rate and actual rate for fiscal year ending May 31, 2004 which brings the total recoverable rate difference to $291,000 as of August 31, 2005.

Of the $291,000 recoverable rate difference, $229,428 was received in the form of a contract modification from our sponsoring government agency on September 7, 2005. Of this total $214,326 can be billed to the government after our rates have been audited by DCAA which is scheduled for October 2005. We expect the balance of the rate difference of $76,674 will be received from the balance of this contract modification and funds remaining in our current contract after the contract is completed which is estimated to be October 31, 2005.

Results of Operations

For the periods ended August 31, 2005 and August 31, 2004.

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our three successive SOCRATES® wake vortex sensor research and development contracts with the federal government.

Contract revenue for the three months ended August 31, 2005 was $1,218,460, compared to $1,435,952 for the three months ended August 31, 2004. The $217,492 decrease for the fiscal quarter ended August 31, 2005 compared to the same period of the prior year was due primarily to the increased subcontractor costs for material to build a 16 beam SOCRATES® system during the three months ended August 31, 2004. As of August 31, 2005, our contract receivable against our government contract was $660,979 as compared to $415,617 as of August 31, 2004.

Costs of Revenues. Subcontractor, consultant and direct labor expenses comprise our costs of revenues. Direct contract costs for the three months ended August 31, 2005 was $781,930 or 64.2% of revenue compared to 1,011,844 or 70.5% for the three months ended August 31, 2004 and, when adjusted for unfunded direct cost, the percent was 68.5% of revenue for the three months ended August 31, 2004. The decrease is primarily due to increased cost from our subcontractor for material to build a 16 beam SOCRATES® system in June and July 2004.

When our government contract is funded, charges to direct costs do not generally negatively impact our operating results because each contract covers its own direct costs. However, during periods when our government contract is not funded or if the actual direct cost of a specific task order exceeds its budgeted funding and the government is not willing to reallocate direct costs between task orders, any such costs we may incur are not reimbursable and must be funded from our own resources.

Research and Development. Our research and development expense for the three months ended August 31, 2005 was $398,451, compared to $82,555 for the period ended August 31, 2004. The increase in research and development expenses of $315,896 was primarily due to the increase of approximately $30,000 for salaries and wages and approximately $170,000 for consultants, travel and other miscellaneous expense for our UNICORN™ project. The increase for our UNICORN™ project expenses were for the development of UNICORN™ antenna and radar components and a proof-of-principle test in August 2005. In addition, in the three months ended August 31, 2005, we had research and development expenses of approximately $115,000 for project TIICM™ (Tactical Integrated Illumination Countermeasure).

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates, for our first two government contracts, were subject to ceilings, which were set at 70% for overhead and 20% for general and administrative. Our third contract is not limited by rate ceilings. Instead, we submitted provisional billing rates of 83% for overhead and 29% for general and administrative for our fiscal year ending May 31, 2005. These provisional rates were based on forecasted direct and indirect costs and were audited by the Defense Contract Audit Agency (DCAA) and approved by the DOT/Volpe Center on September 13, 2004. Our actual rates, for our fiscal year ended May 31, 2004, based on actual allowable costs incurred, were submitted to the government for audit on September 16, 2004. When our actual rates have been audited, we will adjust our government contract billings higher or lower to reflect the audited actual rates versus the previous estimated provisional billing rates. As long as the DCAA determines that our actual costs are reasonable, of which there can be no assurance, we can include them in our actual rate and receive reimbursement for them. However, if the government will not approve an increase in contract funding to cover a billing adjustment that is higher than our provisional rates, we may not be able to obtain reimbursement for the increase. Our historical rates are shown below.

Overhead Rates General and Admin. Rates	For Year Ended 5-31-04 80% 35%	For Year Ended 5-31-05 69% 41%	3 Months Ended 08-31-05 69% 39%

The above rates for each of the previous periods include only allowable operating expenses. We believe the overhead rate will average over time approximately 70%. We expect that our general and administrative rate which is 39% as of August 31, 2005 and will remain at approximately 39% for our fiscal year ending May 31, 2006. We believe government auditors will consider a 39% rate reasonable, although we can make no assurance in this regard.

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

For the Three Months Ended
	8-31-05	8-31-04
Unallowable expenses (1) & (2) Over-ceiling expenses Expenses during unfunded period Potential unrecoverable expense Total	$151,494 -- -- 270,000 $421,494	$89,990 -- 73,910 11,000 $174,900

Notes:

(1)   Includes $4,769 of stock based compensation expense for the three months ended
        August 31, 2005.
(2)   Includes $15,741 of stock based compensation expense for the three months ended
        August 31, 2004.

Our total selling, general and administrative expenses consist of allowable and unallowable expenses and for the three months ended August 31, 2005 were $522,740, compared to $410,437 for the three months ended August 31, 2004. The increase in selling, general and administrative expense of $112,303 was primarily due to an increase in unallowable expenses. The unallowable expenses increase of approximately $61,000 was primarily due to increased legal fees for issues concerning intellectual property and class action suits, directors and officers insurance, company cars, and investor relations. The balance of the increase of approximately $60,000 was for allowable selling, general and administrative expenses primarily due to increased salary and wages, consulting fees, and allowable legal fees.

Expenses during unfunded periods were $73,910 during the three months ended August 31, 2004 compared to $0 for the same period ended August 31, 2005 because some of our contract work was not funded during July and August 2004. We received a contract modification for an additional $3.237 million in government funding on November 30, 2004 which will fund operations through October 31, 2005. We received a new government contract on September 15, 2005 for $9.815 million for Project SOCRATES® with a funded task order for $1.695 million. We expect the additional funding to cover expenses through January 31, 2006. We do not expect we will incur unfunded operating expenses during the period of September 1, 2005 through January 31, 2006, although we can make no assurance in this regard.

After a review of our general and administrative expenses, we have determined that some of our research and development for Unicorn testing and certain other expenses for the three months ended August 31, 2005 could be considered unrecoverable. Accordingly, we have excluded $270,000 for potential unrecoverable expenses, from the calculation of our actual rates, for the three months ended August 31, 2005, compared to $11,000 for the same period in 2004.

Liquidity and Capital Resources

Our liquidity is primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our third contract, titled Phase III SOCRATES®, is the third successive contract that we have received to continue work on our SOCRATES® wake vortex sensor and was initially funded at $3.975 million. Between August 31, 2004 and November 30, 2004, we were negotiating a modification and extension of our Phase III Contract and during this period there was only partial government funding for SOCRATES® research and development. On November 30, 2004, Volpe approved a contract modification for additional funding of $3.237 million which we have used to expand our current SOCRATES® wake vortex sensor from its previous four beam configuration to sixteen beams plus other improvements. Our funded contract backlog for the second part of our Phase III contract as of August 31, 2005 was $530,287. In addition, our new contract and first task order for an additional $1,695,029 will fund operations to approximately January 31, 2006.

As of August 31, 2005 and May 31, 2005, our cash and investments were $7,300,225 and $7,888,831, respectively. The decrease in cash on hand and investments of approximately $590,000 was primarily attributable to the net losses of approximately $631,000 for the three month period ended August 31, 2005.

As of August 31, 2005, we had other receivables of $339,270 compared to $330,010 as of May 31, 2005. The increase is due to unbilled government contract receivables for retained fees. Of the $339,270 other receivables, unbilled rate difference represents $291,000. We expect to recover part of the rate difference from the contract modification for cost growth received September 7, 2005 for $229,428. We expect to recover the balance from rate adjustments absorbed through the remaining contract funding at the end of our Phase III contract.

We had total current liabilities, including accounts payable, of $904,323 as of August 31, 2005 compared to $769,653 as of May 31, 2005. Accounts payable as of August 31, 2005 were $735,208, which included $312,418 to our subcontractor, Lockheed Martin Corporation, and $422,790 in other expenses compared to accounts payable as of May 31, 2005 of $589,313, which included $319,391 to Lockheed Martin, and $269,922 in other expenses. The accounts payable increase for other expenses of $152,868 was due to increased research and development expenses for the three months ended August 31, 2005.

We anticipate that our funded contract balance for the second part of our Phase III contract of $530,287 as of August 31, 2005 and our new contract task order for $1,695,029 will fund our direct contract costs and allowable operating expenses until approximately January 31, 2006. During this period, we have budgeted and expect to incur approximately $300,000 in non-contract unallowable costs and approximately $250,000 in research and development. During this period, we have budgeted and expect to receive approximately $80,000 in fees from our contract billing and approximately $75,000 of interest income and $215,000 payment for cost growth which is part of our other receivables. Assuming we operate within budget, as to which we can make no guaranty or assurance, we estimate our available cash and investments should be approximately $7,120,000 as of January 31, 2006. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after January 31, 2006. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate.

Our use of cash projections does not consider additional funding from our new $9.815 million contract received September 15, 2005 beyond the current task order funding of $1.695 million. In order to receive additional contract funding the government will request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for additional task orders. However, we do expect a request from the government for an additional proposal in the amount of approximately $1.5 million by December 31, 2005. Further task orders will require additional government appropriations of which there can be no assurance. Any delay in obtaining additional government appropriations for contract funding or approved task orders might require us to draw upon our cash to fund our operations.

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

To date, we have incurred significant net losses, including net losses of $631,384 for the three month ended August 31, 2005, $1,411,644 for our fiscal year ended May 31, 2005 and $424,214 for the fiscal year ended May 31, 2004. We had an accumulated deficit of $4,927,265 as of August 31, 2005. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES® or UNICORN™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor could adversely affect our business.

Without notice to, or opportunity for prior review by us, the John A. Volpe National Transportation Systems Center of the U. S. Department of Transportation's Research and Special Programs Administration, or Volpe, circulated a report in October 2001 which recommended curtailing further government expenditure on our SOCRATES® wake vortex sensor due to a high risk assessment of achieving operational feasibility. Because of this report and the events of September 11, 2001, the government did not fund our SOCRATES® research and development contract from December 15, 2001 to November 19, 2002. Together with our major subcontractor, Lockheed Martin Corporation, we vigorously disputed and extensively discussed its assertions with Volpe and NASA. Subsequently, Volpe and NASA requested and we submitted a proposal for approximately $2.2 million of additional SOCRATES® technology research, development and testing with an immediate objective of better characterizing the wake acoustics and background noise. We received contract funding for this proposal and subsequent proposals and we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor for inclusion in such a system. However, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, UNICORN™ or TIICM™ technologies and to market our products. Reduction of contract funding from the federal government could delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

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

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, Samuel A. Kovnat, Chairman of the Board and Chief Executive Officer, William B. Cotton, President and Director, Frank L. Rees, Executive Vice President and Director, David D. Cryer, Chief Financial Officer and Treasurer, C. Robert Knight, General Counsel, Vice President of Administration and Secretary, and Dr. Neal Fine, Senior Vice President for Technology. The sustained unavailability of any one or more of those individuals for any reason could have a material adverse impact on our operations and prospects.

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

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES® wake vortex sensor at airports or UNICORN™-based collision avoidance systems in small aircraft or TIICM™ in commercial airliners. We estimate that the cost of our SOCRATES® wake vortex sensor will be roughly $9 million to $20 million per airport installation, depending on, among other things, the number and configuration of runways. Due to developments in the market for general aviation collision warning and avoidance products and information we have obtained from our ongoing research, development and engineering of UNICORN™, we now expect the UNICORN™-based system could be more complex than we originally envisioned.

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

Certain statements, information and opinions about us have appeared and may continue to appear in published news reports, analysts' reports, other media sources and our web site. Some of the information contained in these reports or sources may not be material to understanding our business or may be out of date, erroneous or inconsistent with that disclosed in this Form 10-QSB and our current SEC filings. In making a decision to invest in our securities, you should not rely upon any of these statements, information or opinions and should only rely upon, consider and carefully evaluate the information and risks contained in this Form 10-QSB and our current SEC filings.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,215,110 shares of our common stock outstanding. Of our outstanding shares, 6,460,403 are eligible for public trading.

Certain events could result in a dilution of your ownership of our common stock.

We currently have 8,215,110 shares of common stock outstanding and an aggregate of 2,572,634 warrants and options. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 25.96% of our outstanding common stock (including common stock issuable to such person or group within 60 days after August 31, 2005). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this quarterly report, the Company's Chief Executive Officer and Principal Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive

Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and the Company's Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers and directors, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b of the Securities Exchange Act of 1933. The complaints allege, among other things, that we failed to disclose material details from a report circulated by Volpe in October 2001, which generally concerned the timetable and our prospects for achieving operational viability of the SOCRATES® wake vortex sensor. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

The following is a list of exhibits filed as part of the quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit No.	Description
3.1 3.2 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 31.1 31.2 32.1

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
*Phase IV Contract Issued by U.S. Department of Transportation/RITA/Volpe Center,
   dated September 1, 2005
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

(b)     Reports on Form 8-K

On June 3, 2005, we filed a Current Report on Form 8-K. The report contained an Item 7.01 Regulation FD disclosure announcing that we will be providing a corporate overview of the June 4, 2005 National Small Capital Conference of the Southern California Investment Association in Irvine, California.

On June 7, 2005, we filed a Current Report on Form 8-K. The report contained an Item 7.01 Regulation FD disclosure announcing that Mr. C. Robert Knight has joined the company as a full time employee and has been named Vice President for Business Administration and General Counsel.

On August 16, 2005, we filed a Current Report on Form 8-K. The report contained an Item 7.01 Regulation FD disclosure announcing that we completed our planned first test of the UNICORN™ alerting radar at the Georgia Tech Research Institute (GTRI) in Marietta, Georgia.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
October 14, 2005	By:

Samuel A. Kovnat Chairman and Chief Executive Officer

October 14, 2005	By:

David D. Cryer Chief Financial Officer and Treasurer