Form 10QSB
period 2005-11-30
FLIGHT SAFETY TECHNOLOGIES INC
filed 2006-01-12
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	November 30, 2005

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☒      No ☐

The number of shares of common stock outstanding as of January 12, 2006 was 8,215,110 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheets
as of
November 30, 2005 and May 31, 2005
Unaudited

	November 30, 2005	May 31, 2005
Assets
Current assets:
Cash	$1,791,681	$2,519,837
Contract receivables	829,693	415,617
Investments held to maturity	3,774,286	4,033,759
Investments available for sale at fair value	772,390	835,233
Inventory	108,044	108,044
Other current assets	30,709	51,721
Total current assets	7,306,803	7,964,211

Property and equipment, net of accumulated depreciation of $386,108 and $328,608	211,539	208,562

Other Assets:
Intangible assets, net of accumulated amortization of $52,687 and $ 47,377	207,413	180,562
Investments held to maturity	500,002	500,002
Other receivables	135,730	330,010
Total Other Assets	843,145	1,010,574
Total Assets	$8,361,487	$9,183,347

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$567,104	$589,313
Accrued expenses	151,988	180,340
Total current liabilities	719,092	769,653
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,410 shares issued and outstanding	8,331	8,331
Additional paid-in-capital	13,069,863	13,069,863
Treasury Stock, 116,300 shares at cost	(199,827)	(199,827)
Accumulated other comprehensive loss	(55,991)	(164,023)
Unearned stock compensation	---	(4,769)
Accumulated deficit	(5,179,981)	(4,295,881)
Total stockholders' equity	7,642,395	8,413,694
Total Liabilities and Stockholders' Equity	$8,361,487	$9,183,347

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Six Month Periods Ended November 30, 2005 and November 30, 2004
Unaudited

	Three Months 2005	Three Months 2004	Six Months 2005	Six Months 2004
Contract Revenues	$ 1,519,510	$ 437,989	$ 2,737,970	1,873,941

Cost of Revenues	920,438	291,544	1,702,368	1,303,388
Gross Profit	599,072	146,445	1,035,602	570,553
Operating Expenses:
Research and development	279,729	102,091	678,180	184,646
Selling, general and administrative	602,741	554,155	1,125,481	964,592
Depreciation and amortization	31,405	21,783	62,810	43,566
Total operating expenses	913,875	678,029	1,866,471	1,192,804
Loss from Operations	(314,803)	(531,584)	(830,869)	(622,251)

Other Income (Expense)
Interest income (Loss) on investments available for sale	68,287 --	53,642 --	130,044 (170,875)	101,897 --
Loss before provision for income taxes	(246,516)	(477,942)	(871,700)	(520,354)
Provision for income taxes	6,200	6,915	12,400	13,830
Net (Loss)	(252,716)	(484,857)	(884,100)	(534,184)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less reclassified adjustments	(55,991) --	(7,716) --	(62,843) 170,875	(22,969) --
Comprehensive Income (loss)	$(308,707)	$(492,573)	$(776,068)	(557,153)
Net Loss Per Share
Basic and diluted	$ (.03)	$ (.06)	$ (.11)	$ (.07)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,110	8,215,110	8,215,110	8,215,110

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders Equity
For the Six Months Ended November 30, 2005 and November 30, 2004
Unaudited
	Common Stock		Additional Paid - In Capital	Treasury Stock	Accumulated Other Comp. loss	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at May 31, 2004	8,331,410	$8,331	13,105,863	$	---	$(119,501)	$(150,733)	$(2,884,237)	$9,959,723
Unearned stock compensation	--	--	--		--	--	31,482	--	31,482
Net proceeds from issuance of common stock	--	--	--		--	(22,969)	--	--	(22,969)
Minority Interest	--	--	--		--	--	--	--	--
Purchase of treasury stock	--	--	--		(199,827)	--	--	--	(199,827)
Net Loss	--	--	--		--	--	--	(534,184)	(534,184)
Balance at November 30, 2004	8,331,410	$8,331	$13,105,863		$(199,827)	$(142,470)	$(119,251)	$(3,418,421)	$9,234,225

Balance at May 31, 2005	8,331,410	$8,331	$13,069,863		$(199,827)	$(164,023)	$(4,769)	$(4,295,881)	$8,413,694
Amortization of unearned stock comp.	--	--	--		--	--	4,769	--	4,769
Other comprehensive income (loss)	--	--	--		--	108,032	--	--	108,032
Net loss	--	--	--		--	--	--	(884,100)	(884,100)
Balance at November 30, 2005	8,331,410	$8,331	13,069,863		$(199,827)	$(55,991)	$--	$(5,179,981)	$7,642,395

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Six Months Ended November 30, 2005 and November 30, 2004
Unaudited

	For the Six Months Ended November 30,
	2005	2004
Cash flows from operating activities:
Net loss	$ (884,100)	$ (534,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,810	58,930
Non-cash compensation - common stock Loss on investment available for sale	4,769 170,875	31,482 --
Accretion of investment discounts	(57,873)	--
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(414,076)	492,690
(Increase) decrease in other receivables	194,280	(286,520)
(Increase) in inventory	--	(108,042)
(Increase) decrease in other current assets and other assets	21,012	1,573
Increase (decrease) in accounts payable and accrued expense	(50,561)	(419,151)
Net cash used in operating activities	(952,864)	(763,222)

Cash flows from investing activities:
Purchase of held to maturity securities	(8,822,654)	(8,964,760)
Proceeds from maturity of held to maturity securities	9,140,000	9,962,206
Purchases of property and equipment	(60,477)	(57,054)
Payments for patents and other costs	(32,161)	(3,289)
Net cash provided by investing activities	224,708	937,103
Cash flows from financing activities:
Purchase of treasury stock	--	(199,827)

Net cash used in financing activities	--	(199,827)
Net decrease in cash and cash equivalents	(728,156)	(25,946)
Cash and cash equivalents at beginning of period	2,519,837	2,180,863
Cash and cash equivalents at end of period	$ 1,791,681	$ 2,154,917

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three and Six Months Ended November 30, 2005 and November 30, 2004

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the three and six months ended November 30, 2005 and November 30, 2004, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the three and six months ended November 30, 2005 and November 30, 2004 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2005 and May 31, 2004 which are included in our annual report on Form 10-KSB filed on August 26, 2005.

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

The following table illustrates the effect on net (loss) and net (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Six months ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Net (loss) as reported	$<252,716>	$<484,857>	$<884,100>	$<534,184>
Add: stock-based employee compensation expense included in net income	$ 0	$15,741	$ 4,769	$ 31,482
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	$<30,369>	$<16,735>	$ <63,731>	$ <34,961>
Pro forma net (loss)	$<283,085>	$<485,851>	$ <943,062>	$ <537,663>
Earnings per share:
Basic and diluted - as reported	$ <.03>	$<.06>	$ <.11>	$ <.07>
Basic and diluted - pro forma	$ <.03>	$<.06>	$ <.11>	$ <.07>

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to value options granted in the Quarter ended August 31, 2005:
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

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six month periods ended November 30, 2005 and November 30, 2004, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive were 2,551,800 and 3,073,327 for the six months ended November 30, 2005 and November 30, 2004, respectively.

Cash and Cash Equivalents

Cash represents cash on hand of $122,585 in checking accounts and $1,669,096 in money market accounts as of November 30, 2005. Money market accounts earn interest at approximately 3.56% (per annum).

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

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the six months ended November 30, 2005 and November 30, 2004 was $5,310 and $5,880 respectively. Amortization expense on average for the next five years is currently expected to be approximately $18,000.

Note 2. Equity Transactions:

During the six months ended November 30, 2005, there were no issuances of common stock. Our last issuance of common stock was February 14, 2004, when 328,600 shares of common stock were issued at a price of $3.00 per share. The total shares issued as of November 30, 2005 were 8,331,410.

During the period from June 2, 2004 to June 17, 2004, we purchased 116,300 shares of our common stock at an average price of $1.71 for a total price of $199,827. The repurchase was authorized in a stock repurchase plan approved by our Board of Directors. Of the 8,331,410 shares of common stock issued to date, 8,215,110 are outstanding as of November 30, 2005.

Note 3. Investments in Marketable Securities:

A summary of investments as of November 30, 2005 is as follows:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$828,381	$ --	$ (55,991)	$772,390
Held to Maturity
Corporate bonds	$3,774,286	$ 6,562	$ --	$3,780,848
U.S. Government securities	500,002	--	(9,687)	490,315
	$4,274,288	$ 6,562	$ (9,687)	$4,271,163

Contractual maturities of held-to-maturity securities at November 30, 2005 are as follows:

Carrying Amount
Due in one year or less Due in one year or more	$3,774,286 500,002 $4,274,288

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

For the quarter ended November 30, 2005 the Company reported an unrealized loss of $55,981 related to investments available for sale. The net asset value of the mutual bond fund during the second quarter did not result in a significant loss as compared to the previous quarter. The net asset value of our investment was $910,397 for our quarter ended November 30, 2005 compared to $914,995 for the quarter ended August 31, 2005. The Company has considered the severity and duration of this impairment and considers it to be temporary and anticipates recovery during the quarters ending August 31, 2006 and November 30, 2006.

Note 4. Stock Options:

Options may be granted from time to time for shares of common stock as determined by the Board of Directors, subject to any applicable shareholder approval requirements. The stock options granted to date vest over a period of 36 months. The options are exercisable up to ten years from the date of vesting.

On June 23, 2005, 150,000 options were granted to employees with an exercise price of $3.50, vesting over a 36 month period and are exercisable up to ten years from the date of grant. A summary of our outstanding stock options for the period ended November 30, 2005 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2005 Expired Granted Exercised Balance, November 30, 2005	969,621 (487,121) 150,000 -- 632,500	$ 4.92 $ 6.00 $ 3.50 -- $ 3.75

The following table summarizes information regarding options outstanding and options exercisable at November 30, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weight Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$6.00 $3.50	62,500 570,000	1.14 9.15	$6.00 $3.50	62,500 247,500	$6.00 $3.50
	632,500	8.35	$3.82	310,000	$4.00

On September 2, 2005 the Board of Director's consented to the adoption of a resolution, which was approved at the October 14, 2005 annual stockholder's meeting, for a Stock Option Incentive Plan. The Plan reserves 1,500,000 shares of Common Stock for issuance under this Plan. On December 14, 2005 1,243,000 options were granted with an exercise price of $3.50, vest over a 36 month period and have a ten year contractual life.

Note 5. Warrants:

We have 1,919,300 warrants outstanding as of November 30, 2005. These warrants are comprised of 1,514,300 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 29, 2009.

Note 6. Other Receivables:

Other receivables include retained fees on Government contracts which represent up to a 15% payment hold back against billable fees and differences in actual and provisional overhead and general administrative rates which we expect are recoverable. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of November 30, 2005 and May 31, 2005.

	November 30, 2005	May 31, 2005
Retained Fee Phase III Socrates Recoverable Rate difference Phase III and IV Socrates Miscellaneous Total	$ 78,745 53,804 3,181 $135,730	$ 39,010 291,000 -- $330,010

Other Receivables includes recoverable rate differences resulting from the difference between the current overhead and general and administrative rates compared to our provisional rates, which has created a difference of $53,804 for the six months ended November 30, 2005. We consider the recoverable rate difference as of November 30, 2005 to be a timing difference which we expect to be $0 by the end of our fiscal year May 31, 2006. The recoverable rate difference as of May 31, 2005 of $291,000 was billed to and paid by the DOT/VOLPE Center during the quarter ending November 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three and six month period ending November 30, 2005 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement Wake Vortex Advisory System at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WVAS, that National Aeronautics and Space Administration (NASA) is developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ending September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ending September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $18.4 million in funding. As of November 30, 2005, we have recognized an aggregate of approximately $17.5 million of contract revenue with $0.8 million in contract receivable as of November 30, 2005. Our current SOCRATES® government contract backlog is approximately $0.9 million. The balance of the government appropriations from 1997 to 2005 of approximately $9.7 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor.

We have entered into these contracts with the Volpe National Transportation Systems Center of the U.S. Department of Transportation (Volpe). Volpe funds our contracts when, as, and if it and other sponsoring federal agencies approve a statement of work and specific task orders under the statement of work. When funded, we invoice the federal government monthly based on our direct costs, including overhead and general and administrative plus a fixed fee for that month and typically receive payment by electronic wire transfer within two weeks of invoicing. Certain costs, such as lobbying, product development, and business development expenses that are not allowable under these contracts, research and development costs we incur over certain cost caps set by the U.S. government, costs incurred while our contracts are not funded, or costs deemed unreasonable, and hence unrecoverable, by the government are not reimbursable under our government contracts and have been funded primarily by proceeds of our equity offerings. All of our government contracts and funding are subject to the requirements of the Federal Acquisition Regulations.

On September 25, 2005, we received our fourth successive contract from Volpe in the aggregate amount of approximately $9.9 million to continue research, development and testing of our SOCRATES® technology. The initial funding under this new contract provided approximately $1.7 million of new funding.

The federal budget for U.S. FY 2006 does not contain any further stipulated earmarks for testing and development of SOCRATES®-based technology. We are continuing to explore additional funding from potential sources in the NASA and/or U.S. DOT budgets for U.S. FY 2007 and beyond.

The table below represents the U.S. Government funding to date for our four SOCRATES® contracts.

SOCRATES® Phase	Contract Number	Contract Funding	Period of Performance
I	DTRS-97-C-00042	$3,019,355	From June 1, 1997 To July 31, 1999
II	DTRS-99-D-00074	$6,062,948	From August 27, 1999 To December 31, 2003
III	DTRS-57-D-30024	$7,634,616	From November 1, 2003 To October 15, 2005
IV	DTRT-57-05-D-30115 Task Order No: T0001	$1,695,029	From September 15, 2005 To Present
Total contract funding to date		$18,411,948

Our ability to generate additional revenue under our Phase IV contract after we have expended the current funding of $1,695,029, which is expected to support the current level of effort through approximately February 28, 2006, is subject to further U.S. Government funding and the issuance of additional task orders. The Phase IV contract was awarded on Sept. 25, 2005 for $9,815,140 and can be funded with new task orders which generally require less administrative effort than a new contract award, if additional funding is available under this Contract. However, we can make no assurance that we will obtain such funding for new task orders under our Phase IV contract or any new contract subsequent to Phase IV.

From June 1, 1997, to the present we have advanced the SOCRATES® concept through various research and development milestones and now have a (16) beam SOCRATES® system installed at Denver International Airport where the system is undergoing testing through March 2006. Our current contract task order statement of work has two tasks. Task 1 - data analysis and reporting of the data collected at the Denver test; and Task 1a - technical remediation and trade off study of the current SOCRATES® system. The statement of work for Task Order No. T0002 includes Task 2: system engineering and integration of a wake vortex avoidance system. Our cost and technical proposal for Task Order No. T0002 is currently in process. We expect to submit our proposal to the government by approximately January 31, 2006 for review and expect to be awarded this new task order by February 28, 2006.

We believe the federal government has indicated a long-term interest in the development of a wake vortex avoidance system and our SOCRATES® wake vortex sensor for potential inclusion in such a system. However, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as a result of, among other things, a reduction in support or opposition from supervising agencies or the U.S. Congress, lack of progress or setbacks in our SOCRATES® research and development, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If any such delays or reductions occur, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES® or UNICORN™ technologies and to market our products. Reduction of, or delays, in contract funding from the federal government could delay achievement of our profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

We also are pursuing development of a collision and ground proximity warning system we refer to as UNICORN™. We believe that UNICORN™ may have application to unmanned air vehicles operated for a variety of private and governmental purposes. As of November 30, 2005 the cumulative research and development expense for UNICORN™ is approximately $1,280,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test is currently being analyzed and we currently are reviewing and considering how best to proceed with assessing marketing and partnering opportunities for UNICORN™.

During the past fiscal year, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of November 30, 2005 our cumulative independent research and development expense for TIICM™ is approximately $310,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ with SDI and have joint ownership of any resulting patent. We have also been working on TIICM™ with Analogic Corporation located in Peabody, Massachusetts. Analogic had entered into a prior licensing arrangement with SDI. We are in discussions with Analogic with regard to restructuring the business relationships between Analogic, SDI and Flight Safety Technologies, Inc. There can be no assurance that these discussion will result in a successful restructuring. There can be no assurance that any new patents on TIICM™ will be issued, or that we will derive any revenue or profit from TIICM™, nor any expectation that we will receive any government or commercial funding for TIICM™.

We have experienced significant losses since our inception. The loss for the six months ended November 30, 2005 was $884,100. Losses for our two fiscal years ending May 31, 2005 and 2004 were $1,411,644 and $424,214, respectively. The net loss for our fiscal year ended May 31, 2004 was caused primarily by two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses, (2) expenses during a partially unfunded period, and (3) unrecoverable expenses. The loss for the six months ended November 30, 2005 were caused by (1) unallowable expenses, (2) unrecoverable expenses, and (3) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

Our third and fourth government contract do not include rate ceilings. If the government deems our allowable expenses to be reasonable, of which there can be no assurance, the absence of rate ceilings should eliminate or reduce a significant source of losses in previous years. We will continue to incur certain unallowable expenses or allowable expenses the government deems unreasonable. We also remain subject to the risk of further delay, reduction or elimination in federal contract funding. However, it is our view that the elimination of rate ceilings is a significant improvement to our historical contract terms.

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

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the six months ended November 30, 2005. We believe all component costs have been ordinary and necessary but that government auditors may consider our independent research and development expense for UNICORN™ technology, as of the six months ended November 30, 2005 unreasonable for a company our size. For rate setting purposes, we have excluded $270,000 for potential unrecoverable research and development and certain other general and administrative expenses. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Our financial statements and notes thereto include an item for "Other Receivables" that is described therein. Other Receivables includes recoverable rate differences resulting from the difference between the current general and administrative rate compared to our provisional rate, which has created a difference of $53,804 as of November 30, 2005. This current difference is a timing issue and is expected to be $0 by the end of our fiscal year 2006.

As of the end of our fiscal year May 31, 2005 there was $291,000 in other receivable for recoverable rate difference. During our second quarter ended November 30, 2005 $214,326 was billed to the government. The balance of the rate difference of $76,674 was received from funds remaining in our third contract after the contract was completed. We have received full payment from the government for the $291,000 of previously reported other receivable.

Results of Operations

For the three and six months ended November 30, 2005 and November 30, 2004.

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government.

Contract revenue for the three and six months ended November 30, 2005 were $1,519,510 and $2,737,970, respectively, compared to $437,989 and $1,873,941, respectively, for the three and six months ended November 30, 2004. The $1,081,521 increase for the fiscal quarter ended November 30, 2005 compared to the same period of the prior year was due to the increased subcontractor, direct labor and consultant cost to test the 16 beam SOCRATES® system during the three months ended November 30, 2005 at Denver International Airport.

Costs of Revenues. Subcontractor, consultant and direct labor expenses comprise our costs of revenues. Costs of revenue for the three and six months ended November 30, 2005 were $920,438 and $1,702,368 or 60.6% and 62.1% respectively, compared to $291,544 and $1,303,388 or 66.5% and 69.6% respectively for the three and six month periods ending November 30, 2004. The increase in cost of revenues is primarily due to increased cost to test the 16 beam SOCRATES® system in September and October 2005 at Denver International Airport. The decrease in the percent to revenue for the three and six months ended November 30, 2005 compared to the same periods ended November 30, 2004 is primarily due to decreased subcontractor and consultant expenses.

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

Research and Development. Our research and development expense for the three and six months ended November 30, 2005 were $279,729 and $678,180 respectively, compared to $102,091 and $184,646 for the three and six month period ended November 30, 2004. The increase in research and development expenses of $493,534 for the six months was primarily due to the increase of $265,417 for consultants, travel and other miscellaneous expense for our UNICORN™ project. The increase for our UNICORN™ project expenses were for the development of UNICORN™ antenna and radar components and a proof-of-principle test in August 2005. In addition, for the six months ended November 30, 2005, we had research and development expenses of approximately $249,647 for project TIICM™ (Tactical Integrated Illumination Countermeasure) compared to $0 for the six months ended November 30, 2004.

Operating Expenses. Government contractors are required to categorize operating expenses as overhead expenses or general and administrative expenses. These two indirect "cost pools" are then divided by their appropriate "direct cost base" combinations of direct contract cost, which determines the contractors overhead and general and administrative rates. These rates, for our first two government contracts, were subject to ceilings.

Our third and fourth contracts are not limited by rate ceilings. Instead, we submit our proposal for provisional billing rates to the government for approval. Provisional rates are based on forecasted allowable direct and indirect costs. As part of the audit procedure by the D.C.A.A. proposed and actual expenses for each fiscal year are reviewed for allowability and reasonableness in accordance with the Federal Acquisitions Regulations (FAR). On October 31, 2005 our provisional rates for fiscal year ending May 31, 2006 were audited and approved by the defense contract audit agency (D.C.A.A.) and the DOT/VOLPE Center. In addition, our actual rates based on actual allowable costs incurred, for our fiscal year ended May 31, 2005 were also approved.

Our un-reimbursable non-contract costs include: 1) expenses considered unallowable per Federal Acquisition Regulations (FAR), such as lobbying, stock based compensation and company car expense, 2) over ceiling expenses, 3) expenses incurred during periods without government contract funding 4) expenses the government considers unreasonable and/or 5) corporate research and development primarily for TIICM™. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

For the Six Months Ended
	11-30-05	11-30-04
(Unaudited)
Unallowable expenses (1) & (2) Expenses during unfunded period Potential unrecoverable expense Corporate Research and Development Total	$301,242 -- 270,000 249,647 $820,889	$198,727 401,903 120,000 -- $720,630

For the Three Months Ended
	11-30-05	11-30-04
(Unaudited)
Unallowable expenses (3) & (4) Expenses during unfunded period Potential unrecoverable expense Corporate Research and Development Total	$149,748 -- -- 142,909 $292,657	$108,737 327,993 120,000 -- $556,730

Notes:

(1) Includes $4,769 of stock based compensation expense for the six months ended 11-30-05.
(2) Includes $31,482 of stock based compensation expense for the six months ended 11-30-04.
(3) Includes $0 of stock based compensation expense for the three months ended 11-30-05.
(4) Includes $15,741 of stock based compensation expense for the three months ended 11-30-04.

Our total selling, general and administrative expenses consist of allowable and unallowable expenses and for the three and six month periods ended November 30, 2005 were $602,741 and $1,125,481, respectively, compared to $554,155 and $964,592 for the same periods ended November 30, 2004. The increase of $48,586 and $160,889, respectively, for the three and six months ended November 30, 2005 compared to the same periods in 2004 were caused primarily by increases in unallowable selling and general and administrative expenses and, general and administrative salaries and wages.

Unallowable selling, general and administrative expenses for the three month period ended November 30, 2005 were $149,748 compared to $108,737 for the same period ended November 30, 2004. The increase was primarily due to increases in unallowable legal expenses. Unallowable expenses for the six months ended November 30, 2005 were $301,242 compared to $198,727 during the six month period in 2004. The increase was primarily due to increased unallowable legal expenses.

After a review of our general and administrative expenses, we have determined that some of our research and development expenses and certain other general and administrative expenses for the three months ended August 31, 2005 could be considered unrecoverable. Accordingly, we have excluded $270,000 for potential unrecoverable expenses, from the calculation of our actual rates, for the three and six months ended November 30, 2005, compared to $109,000 and $120,000 for the three and six months ended November 30, 2004.

Corporate Research and Development expenses for project TIICM™ have been categorized as un-reimbursable non-contract costs in order to maintain full ownership rights to this intellectual property.

Liquidity and Capital Resources

Our liquidity is primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our fourth contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor and was initially funded at $1,695,029. Our funded contract backlog for our Phase IV contract as of November 30, 2005 was $897,744 and this backlog will fund operations to approximately February 28, 2006.

As of November 30, 2005 and May 31, 2005, our cash and investments were $6,838,359 and $7,888,831, respectively. The decrease in cash on hand and investments of approximately $1,050,000 was primarily attributable to the net loss of approximately $884,000, purchases of equipment and patent costs of approximately $93,000 and other cash used in operating activities for the six month period ended November 30, 2005.

As of November 30, 2005 we had other receivables of $135,730 compared to $330,010 as of May 31, 2005. The decrease is due to the billing and cash receipt of approximately $291,000 of previously unbilled receivable rate difference on our Phase III contract, the addition of approximately $40,000 for retained fees on our Phase III contract and the addition of approximately $54,000 of rate difference as of the six months ending November 30, 2005.

As of November 30, 2005 our accounts receivable were $829,693 compared to $415,617 as of May 31, 2005. The balance as of November 30, 2005 reflects the increase in contract revenue for the three months ended November 30, 2005. The accounts receivable as of November 30, 2005 includes $270,547 of 30-60 days outstanding contract receivables and the balance is within 30 days.

We had total current liabilities, including accounts payable, of $719,092 as of November 30, 2005 compared to $769,653 as of May 31, 2005. Accounts payable as of November 30, 2005 were $567,104, which included $292,156 to our subcontractor, Lockheed Martin Corporation, and $274,948 in other expenses compared to accounts payable as of May 31, 2005 of $589,313, which included $319,391 to Lockheed Martin, and $269,922 in other expenses.

We anticipate that our funded contract balance for Task Order : 0001 of our Phase IV contract of approximately $900,000 as of November 30, 2005 will fund our direct contract costs and allowable operating expenses until approximately February 28, 2006. During this period, we have budgeted and expect to incur approximately $150,000 in non-contract unallowable costs and approximately $200,000 for internal research and development for project TIICM™. During this period, we have budgeted and expect to receive approximately $68,000 in fees from our contract billing, approximately $65,000 of interest income and approximately $270,000 for payment on a past due accounts receivable. Assuming we operate within budget, as to which we can make no guaranty or assurance, we estimate our available cash and investments should be approximately $6,900,000 as of February 28, 2006. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after February 28, 2006. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate.

Our use of cash projections does not consider additional funding from our new $9.815 million contract received September 15, 2005 beyond the current task order funding of $1.695 million. In order to receive additional contract funding the government will request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have received a request for an additional task order. Our proposal is in process and we expect to submit it to the government by January 31, 2006, for an estimated $1.4 million of additional work under our Phase IV contract. Further task orders will require additional government funding of which there can be no assurance. Any delay in obtaining additional government contract funding might require us to draw upon our cash to fund our operations.

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require the use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure, contract funding from the U.S. government for further research development and testing of our SOCRATES® wake vortex sensor, incur costs over budget, or make a strategic investment, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guarantee or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

Known Trends, Risks and Uncertainties

Our business and future success are subject to many risks. The following describes some of the general and specific trends, risks, and uncertainties to which our business is subject and should be read with care.

Risks Related to Our Business

Our limited operating history and lack of commercial operations make it difficult to evaluate our prospects.

Since we began operations in 1997, we have generated limited revenues solely from four SOCRATES® technology research and development contracts with agencies of the federal government that fund, administer, and oversee these contracts. The federal government has funded these contracts from earmarked U.S. Congressional appropriations to agencies that have awarded these contracts to us on a sole source basis without competitive bidding. Under these contracts, we are reimbursed for certain allowable research and development costs and are paid a fee calculated as a percentage of costs.

All of our contract funding to date, including the current and next anticipated task order, has resulted from earmarks made by the U.S. Congress during its budget and appropriation process. We do not expect to receive further contract funding for fiscal year 2006 in this manner. Rather, we expect our future contract funding will depend primarily upon and result from the decision of our sponsoring agencies, particularly the FAA, to approve contract funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as part of their agency budget and make funds available for such purpose from amounts appropriated to them by Congress or other sources. There can be no assurance that we will be successful in obtaining any such funding.

We have not as yet received any revenue from the sale of any products. We do not anticipate receiving any such revenue unless and until our SOCRATES®, UNICORN™ or TIICM™ based products become operational, which could take several years. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. Estimates for UNICORN™ have recently been evaluated by an outside consulting firm. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of $884,100 for the six months ended November 30, 2005, $1,411,644 for our fiscal year ended May 31, 2005 and $424,214 for the fiscal year ended May 31, 2004. We had an accumulated deficit of $5,179,981 as of November 30, 2005. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES® or UNICORN™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

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

For the life of our public warrants, and the underwriter's warrants issued pursuant to our recent public offering, and our existing unregistered options, the holders thereof are given the opportunity to profit from a rise in the market for our common stock, with a resulting dilution in the interest of all other stockholders. So long as these warrants or options are outstanding, the terms on which we could obtain additional capital may be adversely affected. The holders of these warrants or options might be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by these warrants or options.

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

As a result of receiving contract funding from the federal government and our involvement in the field of aviation, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the federal government, we will be subject to many procurement and accounting rules and regulations of the federal government. We are also subject to periodic audits by the Defense Contract Audit Agency, or DCAA. To date, we are current on all D.C.A.A. required audits and our last audit for FY 2006 provisional rates was completed on October 31, 2005 and accepted as submitted. Reports have been issued by the D.C.A.A. to our government customer which have stated that we are performing in accordance with Federal Acquisitions Regulations. There is no assurance that any of the results or contents of any future audits will portray us favorably. These rules and regulations are complex in nature and sometimes difficult to interpret or apply. Adherence to these rules is reviewed by participating agencies of the federal government. If such agencies suspect or believe that violations of procurement or accounting rules and regulations have occurred, they may refer such matters to other enforcement divisions of the federal government, such as the U.S. Attorney's Office or the Inspector General's office. If we violate these rules and regulations, even if unintentionally, we may have to pay fines and penalties or could be terminated from receiving further funding from the federal government. If we market, sell and install our products in foreign countries, the laws, rules and regulations of those countries, as well as certain laws of the United States, will apply to us. Existing as well as new laws and regulations of the United States and foreign countries which regulate aviation and airports could also adversely affect our business.

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

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and our Chairman and Chief Executive Officer and President are defendants in pending litigation (as described in "Part II - Other Information, Item 1. Legal Proceedings" of this Form 10-QSB) that alleges violations of federal securities laws. We firmly believe that the claims contained in the complaint are without merit and intend to conduct a vigorous defense in this matter. However, defending against existing and potential securities and class action litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

An active trading market for our securities may not be developed or sustained which could limit the liquidity of an investment in our securities.

There is a limited trading market for our securities which are currently trading on the American Stock Exchange. There is no assurance that we will be able to continue to meet the listing requirements and that our securities will remain listed on the American Stock Exchange. If we are delisted from the American Stock Exchange, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. Additionally, regardless of which exchange our securities may trade on, an active and liquid trading market may not develop or, if developed, may not be sustained, which could limit security holders' ability to sell our securities at a desired price.

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

As of November 30, 2005 we have 8,215,110 shares of common stock outstanding and an aggregate of 2,551,800 warrants and options. As of December 14, 2005 an additional 1,243,000 options were granted to officers, directors and employees. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 24.23% of our outstanding common stock (including common stock issuable to such person or group within 60 days after November 30, 2005). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, our Chairman and Chief Executive Officer and President, and certain underwriters, who sold shares of our common stock to the public, as defendants, seeking unspecified damages on behalf of a class of purchasers of our securities. On October 19, 2005, the District Court entered an order appointing lead plaintiffs and lead plaintiffs' counsel. On December 23, 2005, plaintiffs, through their counsel, filed a consolidated amended complaint, which asserts various violations of federal securities laws including claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934. These claims are based on allegations that, among other things, we made misleading statements and failed to fully disclose material information from reports prepared by Volpe, MIT Lincoln Laboratory and the FAA, concerning the timetable and our prospects for achieving operational viability of the SOCRATES® wake vortex sensor, and the characterization of certain litigation involving Samuel A. Kovnat, our Chairman and Chief Executive Officer, that was resolved in 1992. A copy of the full complaint may be obtained by contacting the Clerk of the District Court at (860) 240-3200 or 450 Main Street, Hartford, Connecticut 06103.

We firmly believe that the claims contained in the complaints are without merit and intend to conduct a vigorous defense in these matters. These lawsuits could be time-consuming and costly and could divert the attention of our management. These lawsuits or any future lawsuits filed against us could harm our business.

As previously reported, in December 2003, we learned that the SEC staff is conducting an informal investigation that appears to be looking into certain analyst reports about us, and our press releases. The SEC staff has not asserted that we have acted improperly or illegally and we believe we have acted properly and legally with respect to these analyst reports and our press releases. We can predict neither the length, scope, or results of the informal investigation nor its impact, if any, on us or our operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Stockholders of Flight Safety Technologies, Inc. was held at 11:00 a.m. Eastern Standard Time, on October 14, 2005 at the Mystic Marriott Hotel and Spa located at 625 North Road, Groton, Connecticut. The three proposals presented at the meeting were:

          (1)     To elect eight members to the Board of Directors,

          (2)     Adoption of the Flight Safety Technologies, Inc. 2005 Stock Incentive Plan,

          (3)     To ratify the Audit and Finance Committee's appointment of Wolf & Company, P.C. as our independent auditors.

(b)     Each of the eight directors was elected for a term of one year and received the number of votes set forth below:

	FOR	WITHHELD
William B. Cotton	6,223,642	36,781
Jackson Kemper, Jr.	6,212,951	47,472
Samuel A. Kovnat	6,220,577	39,846
Joseph J. Luca	6,213,051	47,372
Larry L. Pressler	6,213,485	46,938
Frank L. Rees	6,223,945	36,478
Stephen P. Tocco	6,213,085	47,338
Kenneth S. Wood	6,213,085	47,338

(c)     The adoption of the Flight Safety Technologies, Inc. 2005 Stock Incentive Plan was approved by a vote of 1,322,612 shares in favor, 161,771 shares against, and 38,967 abstaining.

(d)     The ratification of the appointment of Wolf & Company, P.C. as our independent auditors was approved by a vote of 6,116,682 shares in favor, 33,677 shares against, and 10,064 shares abstaining.

Item 5. Other Information

During the New Year's holiday weekend, a break-in occurred at the Denver International Airport SOCRATES® test site. This resulted in vandalism and theft of equipment associated with the SOCRATES® system and as well as government owned and operated equipment.

Our equipment is covered by insurance and the appropriate law enforcement authorities have been notified. The extent of loss and the impact on development and test schedules is under review. None of the data taken before the event was lost and data analysis is still under way.

The DIA tests are intended to demonstrate laser acoustic detection performance of wake vortices utilizing an array of sixteen beams and leading to an emulation of a wake vortex avoidance system (WakeVAS). FST is performing these tests under a contract from the U.S. DOT / Volpe Center with Lockheed Martin Corporation as its principle subcontractor.

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
*Employment Agreement effective as of November 4, 2005, between Flight Safety Technologies, Inc.
   and Samuel A. Kovnat
*Employment Agreement effective as of November 4, 2005, between Flight Safety Technologies, Inc.
   and William B. Cotton
*Employment Agreement effective as of November 4, 2005, between Flight Safety Technologies, Inc.
   and David D. Cryer
*Employment Agreement effective as of November 4, 2005, between Flight Safety Technologies, Inc.
   and Frank L. Rees
Teaming Agreement dated May 1, 1997, by and between FSTO and Lockheed Martin Corporation (3)
Share Exchange Agreement between Reel Staff, Inc. and Flight Safety Technologies, Inc.,
   dated June 24, 2002, as amended July 15, 2002 (4)
Cost Reimbursement Research Project Agreement between Flight Safety Technologies, Inc.
   and Georgia Tech Applied Research Corporation (5)
Phase III Contract issued by U.S. Department of Transportation/RSPA/Volpe Center,
   dated September 30, 2003 (6)
Agreement between Flight Safety Technologies, Inc. and Advanced Acoustics Concepts, Inc.,
   dated January 14, 2000 (7)
Phase IV Contract Issued by U.S. Department of Transportation/RITA/Volpe Center,
   dated September 1, 2005 (8)
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
Incorporated by reference to Exhibit 3.2 on our Form SB-2, which was filed on January 29, 2003.
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
Incorporated by reference to Exhibit 10.10 on our Form 10-QSB, which was filed on October 14, 2005.

(b)     Reports on Form 8-K

On September 20, 2005, we filed a Current report on Form 8-K. The report contained an Item 7.01 disclosure announcing that we had received a new $9,815,410 contract from the U.S. Department of Transportation/Volpe Center with an award date of September 15, 2005.

On September 22, 2005, we filed a Current report on Form 8-K. The report contained an Item 7.01 disclosure announcing that Samuel A. Kovnat, Chairman and CEO, was interviewed by the Wall Street Transcript on August 3, 2005 and that the transcript was posted at www.TWST.com and the Company's website.

On October 6, 2005, we filed a Current report on Form 8-K. The report contained an Item 7.01 disclosure announcing that testing of our SOCRATES® wake vortex sensor at Denver International Airport had been extended.

On October 11, 2005, we filed a Current report on Form 8-K. The report contained an Item 7.01 disclosure which contained articles written about testing of our SOCRATES® wake vortex sensor technology at Denver International Airport.

On November 15, 2005, we filed a Current report on Form 8-K. The report contained an Item 7.01 disclosure announcing that Samuel A. Kovnat, Chairman and CEO, was interviewed by WallStreet on November 11, 2005 and that an audio transcript was posted on their website at www.wallst.net.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
January 12, 2006	By:

Samuel A. Kovnat Chairman and Chief Executive Officer

January 12, 2006	By:

David D. Cryer Chief Financial Officer and Treasurer