Form 10QSB
period 2006-02-28
FLIGHT SAFETY TECHNOLOGIES INC
filed 2006-04-14
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	February 28, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☒      No ☐

The number of shares of common stock outstanding as of April 10, 2006 was 8,215,210 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheets
as of
February 28, 2006 and May 31, 2005
Unaudited

	February 28, 2006	May 31, 2005
Assets
Current assets:
Cash	$309,323	$494,837
Contract receivables	286,699	415,617
Investments held to maturity	4,299,292	4,033,759
Investments available for sale at fair value	2,296,042	2,860,233
Inventory	108,044	108,044
Other current assets	256,969	51,721
Total current assets	7,556,369	7,964,211

Property and equipment, net of accumulated depreciation of $402,458 and $328,608	196,048	208,562

Other Assets:
Intangible assets, net of accumulated amortization of $60,352 and $ 47,377	223,231	180,562
Investments held to maturity	---	500,002
Other receivables	217,974	330,010
Total Other Assets	441,205	1,010,574
Total Assets	$8,193,622	$9,183,347

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$744,760	$589,313
Accrued expenses	171,547	180,340
Total current liabilities	916,307	769,653
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,510 shares issued and outstanding	8,332	8,331
Additional paid-in-capital	13,070,192	13,069,863
Treasury Stock, 116,300 shares at cost	(199,827)	(199,827)
Accumulated other comprehensive loss	(57,339)	(164,023)
Unearned stock compensation	---	(4,769)
Accumulated deficit	(5,544,043)	(4,295,881)
Total stockholders' equity	7,277,315	8,413,694
Total Liabilities and Stockholders' Equity	$8,193,622	$9,183,347

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Nine Month Periods Ended February 28, 2006 and February 28, 2005
Unaudited

	Three Months 2006	Three Months 2005	Nine Months 2006	Nine Months 2005
Contract Revenues	$ 914,268	$ 631,197	$ 3,652,238	2,505,138

Cost of Revenues	469,332	370,154	2,171,700	1,673,542
Gross Profit	444,936	261,043	1,480,538	831,596
Operating Expenses:
Research and development	175,018	163,661	853,198	348,308
Selling, general and administrative	686,816	528,699	1,812,297	1,477,925
Depreciation and amortization	24,015	29,465	86,825	88,395
Total operating expenses	885,849	721,825	2,752,320	1,914,628
Loss from Operations	(440,913)	(460,782)	(1,271,782)	(1,083,032)

Other Income (Expense)
Interest income Loss on investments available for sale	83,051 --	54,561 --	213,095 (170,875)	156,458 --
Loss before provision for income taxes	(357,862)	(406,221)	(1,229,562)	(926,574)
Provision for income taxes	6,200	6,915	18,600	20,745
Net Loss	(364,062)	(413,136)	(1,248,162)	(947,319)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less reclassification adjustment for loss included in net income	(1,348) --	26,783 --	(64,191) 170,875	3,814 --
Comprehensive Loss	$(365,410)	$(386,353)	$(1,141,478)	(943,505)
Net Loss Per Share
Basic and diluted	$ (.04)	$ (.05)	$ (.15)	$ (.12)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,210	8,215,110	8,215,143	8,218,925

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders Equity
For the Nine Months Ended February 28, 2006 and February 28, 2005
Unaudited
	Common Stock		Additional Paid - In Capital	Treasury Stock	Accumulated Other Comp. loss	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at May 31, 2004	8,331,410	$8,331	13,105,863	$	---	$(119,501)	$(150,733)	$(2,884,237)	$9,959,723
Unearned stock compensation	--	--	--		--	--	47,223	--	47,223
Other Comprehensive Income (Loss)	--	--	--		--	3,814	--	--	3,814

Purchase of treasury stock	--	--	--		(199,827)	--	--	--	(199,827)
Net Loss	--	--	--		--	--	--	(947,319)	(947,319)
Balance at February 28, 2005	8,331,410	$8,331	$13,105,863		$(199,827)	$(115,687)	$(103,510)	$(3,831,556)	$8,863,614

Balance at May 31, 2005	8,331,410	$8,331	$13,069,863		$(199,827)	$(164,023)	$(4,769)	$(4,295,881)	$8,413,694
Amortization of unearned stock comp. Warrants Exercised	-- 100	-- 1	-- 329		-- --	-- --	4,769 --	-- --	4,769 330
Other comprehensive income (loss)	--	--	--		--	106,684	--	--	106,684
Net loss	--	--	--		--	--	--	(1,248,162)	(1,248,162)
Balance at February 28, 2006	8,331,510	$8,332	$13,070,192		$(199,827)	$(57,339)	$-	$(5,544,043)	$7,277,315

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Nine Months Ended February 28, 2006 and February 28, 2005
Unaudited

	For the Nine Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,248,162)	$ (947,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,825	88,395
Non-cash compensation - common stock Loss on investment available for sale	4,769 170,875	47,223 --
Accretion of investment discounts	(83,587)	--
Changes in operating assets and liabilities:
Decrease in contract receivables	128,918	254,999
(Increase) decrease in other receivables	112,036	(235,195)
Increase in inventory	--	(108,044)
Increase in other current assets and other assets	(205,248)	(3,180)
Increase (decrease) in accounts payable and accrued expense	146,654	(238,650)
Net cash used in operating activities	(886,920)	(1,141,771)

Cash flows from investing activities:
Purchase of held to maturity securities	(12,621,944)	(6,047,160)
Proceeds from maturity of held to maturity securities	12,940,000	7,023,709
Proceeds from available for sale securities	500,000	--
Purchase of available for sale securities	--	(525,000)
Purchases of property and equipment	(61,336)	(58,548)
Payments for patents	(55,644)	(27,233)
Net cash provided by investing activities	701,076	365,768
Cash flows from financing activities:
Purchase of treasury stock	--	(199,827)
Proceeds from warrants exercised	330	--
Net cash provided by (used in) financing activities	330	(199,827)

Net decrease in cash and cash equivalents	(185,514)	(975,830)
Cash and cash equivalents at beginning of period	494,837	1,180,863
Cash and cash equivalents at end of period	$ 309,323	$ 205,033

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three and Nine Months Ended February 28, 2006 and February 28, 2005

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the three and nine months ended February 28, 2006 and February 28, 2005, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the three and nine months ended February 28, 2006 and February 28, 2005 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2005 and May 31, 2004 which are included in our annual report on Form 10-KSB filed on August 26, 2005.

Certain reclassifications have been made to the prior period financial statements to conform to current period presentation with no effect to the Company's reported net loss.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of investments, inventory, other receivables, and patents. Actual results could differ from those estimates.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Nine months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net (loss) as reported	$<364,062>	$<413,136>	$<1,248,162>	$<947,319>
Add: stock-based employee compensation expense included in net income	$ --	$15,741	$ 4,769	$ 47,223
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	$<175,746>	$<35,798>	$ <239,476>	$ <71,988>
Pro forma net (loss)	$<539,808>	$<433,193>	$ <1,482,869>	$ <972,084>
Earnings per share:
Basic and diluted - as reported	$ <.04>	$<.05>	$ <.15>	$ <.12>
Basic and diluted - pro forma	$ <.07>	$<.05>	$ <.18>	$ <.12>

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to value options granted in the Quarter ended February 28, 2006:
Risk-free interest rate Expected dividend yield Expected life of options Expected volatility Weighted-average grant-date fair value	4.50% None 10 years 72% $1.67

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

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended February 28, 2006 and February 28, 2005, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive were 3,805,300 and 3,073,327 as of February 28, 2006 and February 28, 2005, respectively.

Cash and Cash Equivalents

Cash represents cash on hand of $286,217 in checking accounts and $23,106 in money market accounts as of February 28, 2006. Money market accounts earn interest at approximately 1.25% (per annum).

Inventory

Inventory represents purchasing of long lead SOCRATES® system components to further expand to a thirty-two beam system. Inventory is accounted for at lower of cost or market and on the first-in first-out basis.

Revenue and Cost Recognition

Our contracts with the United States government are cost-reimbursable contracts that provide for a fixed profit percentage applied to our actual costs to complete the work. These contracts are subject to audit and adjustment by our government customer, and are subject to cost limitations as provided by the contract.

For these contracts, fee revenue is recorded at the time services are performed based upon actual project costs incurred and include a reimbursement for general, administrative, and overhead costs and the base fee. The general, administrative, and overhead costs are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred subject to approval. Revenue may be adjusted for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the government audit process.

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

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the nine months ended February 28, 2006 and February 28, 2005 was $12,975 and $8,823 respectively. Amortization expense on average for the next five years is currently expected to be approximately $18,000.

Note 2. Equity Transactions:

During the nine months ended February 28, 2006, there was an issuance of common stock for 100 shares as the result of the exercise of warrants at $3.30 per share for a total of $330. The total shares issued as of February 28, 2006 were 8,331,510.

During the period from June 2, 2004 to June 17, 2004, we purchased 116,300 shares of our common stock at an average price of $1.71 for a total price of $199,827. The repurchase was authorized in a stock repurchase plan approved by our Board of Directors. Of the 8,331,510 shares of common stock issued to date, 8,215,210 are outstanding as of February 28, 2006.

Note 3. Investments in Marketable Securities:

A summary of investments as of February 28, 2006 is as follows:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$2,353,381	$ --	$ (57,339)	$2,296,042
Held to Maturity
Corporate bonds	$3,799,290	$ --	$ --	$3,799,290
U.S. Government securities	500,002	--	(7,657)	492,345
	$4,299,292	$ --	$ (7,657)	$4,291,635

Contractual maturities of held-to-maturity securities at February 28, 2006 are as follows:

Carrying Amount
Due in one year or less Due in one year or more	$4,299,292 -- $4,299,292

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

For the quarter ended February 28, 2006 the Company reported an unrealized loss of $57,339 related to investments available for sale. The net asset value of the underlying mutual bond fund during the second and third quarter did not result in a significant loss as compared to the first quarter. The approximate net asset value of our investment was $876,773 during our quarter ended February 28, 2006 compared to $910,397 during the quarter ended November 30, 2005. The Company has considered the severity and duration of this impairment and considers it to be temporary and anticipates recovery during the quarters ending August 31, 2006 and November 30, 2006.

Note 4. Stock Options:

Options may be granted from time to time for shares of common stock as determined by the Board of Directors, subject to any applicable shareholder approval requirements. The stock options granted to date vest over a period of 36 months. The options are exercisable up to ten years from the date of vesting.

On June 23, 2005, 150,000 options were granted to an employee and on December 14, 2005 1,253,600 options were granted to employees, Officers and Directors with an exercise price of $3.50, vesting over a 36 month period and are exercisable up to ten years from the date of grant. A summary of our outstanding stock options for the period ended February 28, 2006 is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance, May 31, 2005 Expired Granted Exercised Balance, February 28, 2006	969,621 (487,121) 1,403,600 -- 1,886,100	$ 4.92 $ 6.00 $ 3.50 -- $ 3.58

The following table summarizes information regarding options outstanding and options exercisable at February 28, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weight Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$6.00 $3.50	62,500 1,823,600	.89 9.67	$6.00 $3.50	62,500 579,650	$6.00 $3.50
	1,886,100	9.65	$3.66	642,150	$3.63

Note 5. Warrants:

We have 1,919,200 warrants outstanding as of February 28, 2006. These warrants are comprised of 1,514,200 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 29, 2009.

Note 6. Other Receivables:

Other receivables include retained fees on Government contracts which represent up to a 15% payment hold back against billable fees and differences in actual and provisional overhead and general administrative rates which we expect are recoverable. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of February 28, 2006 and May 31, 2005.

	February 28, 2006	May 31, 2005
Retained Fee Phase III Socrates Phase IV Socrates Recoverable Rate difference Phase III and IV Socrates Total	$ 78,368 15,087 124,519 $ 217,974	$ 39,010 -- 291,000 $ 330,010

Other receivables includes recoverable rate differences resulting from the difference between the current overhead and general and administrative rates compared to our provisional rates, which has created a difference of $124,519 for the nine months ended February 28, 2006. We consider the recoverable rate difference as of February 28, 2006 to be a timing difference which we expect to be $0 by the end of our fiscal year May 31, 2006. The recoverable rate difference as of May 31, 2005 of $291,000 was billed to and paid by the DOT/VOLPE Center during the quarter ending November 30, 2005.

Note 7. Other Current Assets :

As of February 28, 2006, other current assets were $256,969 compared to $51,721 as of May 31, 2005. This net increase of $205,248 is primarily due to prepaid legal fees of $202,929. This amount represents the legal fees, over and above our Director's and Officer's (D&O) Liability insurance deductible of $200,000, for the preparation of the motion to dismiss a class action suit brought against the Company and certain Directors on July 14, 2004. After our D&O Insurance Carrier has reviewed and approved these charges, we expect our insurance company will reimburse us for a substantial portion of legal fees above the deductible.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three and nine month period ending February 28, 2006 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of an informal inquiry by the SEC that appears to be in connection with certain analysts reports about us and our press releases, the outcome of pending class action litigation alleging violations of federal securities laws, whether the government will implement Wake Vortex Advisory System at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WVAS, that National Aeronautics and Space Administration (NASA) is developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ending September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ending September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WVAS is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $19.8 million in funding. As of February 28, 2006, we have recognized an aggregate of approximately $18.3 million of contract revenue with $0.3 million in contract receivable as of February 28, 2006. Our current SOCRATES® government contract backlog is approximately $1.5 million. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and WVAS.

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

On September 25, 2005, we received our fourth successive contract from Volpe in the aggregate amount of approximately $9.9 million to continue research, development and testing of our SOCRATES® technology. The initial task order funding under this new contract provided approximately $1.7 million and was dated September 25, 2005. On January 27, 2006 we received our second task order under this new contract which provided approximately $1.4 million of new funding.

The federal budget for U.S. FY 2006 does not contain any further stipulated earmarks for testing and development of SOCRATES®-based technology. We are continuing to explore additional funding from potential sources in the NASA and/or U.S. DOT budgets for U.S. FY 2007 and beyond.

The table below represents the U.S. Government funding to date for our four SOCRATES® contracts.

SOCRATES® Phase	Contract Number	Contract Funding	Period of Performance
I	DTRS-57-97-C-00042	$3,019,355	From June 1, 1997 To July 31, 1999
II	DTRS-57-99-D-00074	$6,062,948	From August 27, 1999 To December 31, 2003
III	DTRS-57-03-D-30024	$7,634,616	From November 1, 2003 To October 15, 2005
IV	DTRT-57-05-D-30115 Task Order No: T0001 DTRT-57-05-D-30115 Task Order No: T0002	$1,695,029 $1,409,025	From September 15, 2005 To Present From January 27, 2006 To Present
Total contract funding to date		$19,820,973

Our ability to generate additional revenue under our Phase IV contract after we have expended the current task order funding of $1,409,025, which is expected to support the current level of effort through approximately July 31, 2006, is subject to further U.S. Government funding and the issuance of additional task orders. The Phase IV contract was awarded on Sept. 25, 2005 for $9,815,140 and can be funded with new task orders which generally require less administrative effort than a new contract award, if additional funding is available under this contract. We believe the federal government has indicated a long-term interest in the development of a wake vortex avoidance system and our SOCRATES® wake vortex sensor for potential inclusion in such a system. However, there is currently $0 for further Research and Development of SOCRATES® Technology or WVAS in the current federal budget for its fiscal year 2006 budget. We are pursuing other sources of funding but can make no assurances of whether or when we will obtain additional funding for SOCRATES®. Our inability to obtain or delay in contract funding from the federal government could delay achievement of our profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

From June 1, 1997, to the present we have advanced the SOCRATES® concept through various research and development milestones and now have a (16) beam SOCRATES® sensor installed at Denver International Airport where we anticipate the sensor will undergo further testing. Our current contract Task Order No. T0002 statement of work includes system engineering and concept of operations for a functional emulation of a WVAS and preparation for additional field testing. During the next New Years Eve holiday period there was a break-in and vandalism at our SOCRATES® sensor test site at Denver International Airport. A number of items were stolen from the SOCRATES® sensor van as well as from the U.S. Department of Transportation Volpe trailer on site. Damage to SOCRATES® sensor optoelectronics also occurred as a result of fire retardant chemicals being sprayed by the perpetrators. We have insurance coverage for the damage but our test schedules have been delayed.

We also are pursuing development of an airborne collision and ground proximity warning system we refer to as UNICORN™. We believe that UNICORN™ may have application to unmanned air vehicles operated for a variety of private and governmental purposes. As of February 28, 2006 the cumulative research and development expense for UNICORN™ is approximately $1,270,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test is currently being analyzed and we currently are reviewing and considering how best to proceed with assessing marketing and partnering opportunities for UNICORN™.

During the past fiscal year, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of February 28, 2006 our cumulative independent research and development expense for TIICM™ is approximately $495,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ with SDI and would have joint ownership of any resulting patent. We have also been working on TIICM™ with Analogic Corporation located in Peabody, Massachusetts. Analogic had entered into a prior licensing arrangement with SDI. We are in discussions with Analogic with regard to restructuring the business relationships between Analogic, SDI and Flight Safety Technologies, Inc. There can be no assurance that these discussions will result in a successful restructuring. In the Department of Homeland Security budget for U.S. Fiscal Year 2006, Congress added $10 Million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. We expect that there may be an opportunity to compete for a portion of these funds in the third to fourth quarter of calendar 2006. There can be no assurance that any new patents on TIICM™ will be issued, or that we will derive any revenue or profit from TIICM™, nor any expectation that we will receive any government or commercial funding for TIICM™.

We have experienced significant losses since our inception. The loss for the nine months ended February 28, 2006 was $1,248,162. Losses for our two fiscal years ending May 31, 2005 and 2004 were $1,411,644 and $424,214, respectively. The net loss for our fiscal year ended May 31, 2004 was caused primarily by two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses, (2) expenses during a partially unfunded period, and (3) unrecoverable expenses. The loss for the nine months ended February 28, 2006 were caused by (1) unallowable expenses, (2) unrecoverable expenses, and (3) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

Our Phase III and Phase IV government contracts do not include rate ceilings. If the government deems our allowable expenses to be reasonable, of which there can be no assurance, the absence of rate ceilings should eliminate or reduce a significant source of losses in previous years. We will continue to incur certain unallowable expenses or allowable expenses the government deems unreasonable. We also remain subject to the risk of further delay, reduction or elimination in federal contract funding. However, it is our view that the elimination of rate ceilings is a significant improvement to our historical contract terms.

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

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the nine months ended February 28, 2006. We believe all component costs have been ordinary and necessary but that government auditors may consider our independent research and development expense for UNICORN™ technology, as of the nine months ended February 28, 2006 unreasonable for a company our size. For rate setting purposes, we have excluded $430,000 for potential unrecoverable research and development and certain other general and administrative expenses for the nine months ending February 28, 2006. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Our financial statements and notes thereto include an item for "Other Receivables" that is described therein. Other receivables includes recoverable rate differences resulting from the difference between the current general and administrative rate compared to our provisional rate, which has created a difference of $124,519 as of February 28, 2006. We believe that this current difference is a timing issue and expect it to be $0 by the end of our fiscal year 2006.

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

Results of Operations

For the three and nine months ended February 28, 2006 and February 28, 2005.

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government.

Contract revenue for the three and nine months ended February 28, 2006 were $914,268 and $3,652,238, respectively, compared to $631,197 and $2,505,138, respectively, for the three and nine months ended February 28, 2005. The $1,147,100 increase for the nine months ended February 28, 2006 compared to the same period of the prior year was due to the increased subcontractor, direct labor and consultant cost to test the 16 beam SOCRATES® system during the three months ended November 30, 2005 at Denver International Airport.

Costs of Revenues. Subcontractor, consultant and direct labor expenses comprise our costs of revenues. Costs of revenue for the three and nine months ended February 28, 2006 were $469,332 and $2,171,700 or 51.3% and 59.5% respectively, compared to $370,154 and $1,673,542 or 58.6% and 66.8% respectively for the three and nine month periods ending February 28, 2005. The increase in cost of revenues is primarily due to increased cost to test the 16 beam SOCRATES® system in September and October 2005 at Denver International Airport. The decrease in the percent to revenue for the three and nine months ended February 28, 2006 compared to the same periods ended February 28, 2005 is primarily due to decreased subcontractor and consultant expenses.

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

Research and Development. Our research and development expense for the three and nine months ended February 28, 2006 were $175,018 and $853,198 respectively, compared to $163,661 and $348,308 for the three and nine month period ended February 28, 2005. The increase in research and development expenses of $504,889 for the nine months was primarily due to the increase of approximately $435,000 for project TIICM™ (Tactical Integrated Illumination Countermeasure) compared to $0 for the nine months ended February 28, 2005. The balance of the increase of approximately $70,000 is due to increased cost for testing our UNICORN prototype system in August 2005.

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

For the Nine Months Ended
	2-28-06	2-28-05
(Unaudited)
Unallowable expenses (1) (2) Expenses during unfunded period Potential unrecoverable expense Corporate Research and Development Total	$430,725 -- 430,000 435,016 $1,295,741	$517,474 401,903 240,000 -- $1,159,377

For the Three Months Ended
	2-28-06	2-28-05
(Unaudited)
Unallowable expenses (3) (4) Expenses during unfunded period Potential unrecoverable expense Corporate Research and Development Total	$129,483 -- 160,000 185,369 $474,852	$318,747 -- 120,000 -- $438,747

Notes:

(1) Includes $4,769 of stock based compensation expense for the nine months ended 2-28-06.
(2) Includes $47,223 of stock based compensation expense for the nine months ended 2-28-05.
(3) Includes $0 of stock based compensation expense for the three months ended 2-28-06.
(4) Includes $15,741 of stock based compensation expense for the three months ended 2-28-05.

Our total selling, general and administrative expenses consist of allowable and unallowable expenses. The table below shows the total of our allowable and unallowable selling, general and administrative expenses and details the primary increases and decreases for the three and nine months ended February 28, 2006 and February 28, 2005. Following the table is an explanation of the reasons for the changes.

	3 months 2-28-06	3 months 2-28-05	9 months 2-28-06	9 months 2-28-05
Total Selling, General & Administrative Exp.	$686,816	$528,699	$1,812,297	$1,477,925

Increase/(Decrease) for the three and nine months	$158,117	$334,372

Detail increase/(decrease) by account for the three and nine months
Allowable Salaries and wages Employee benefits Business development Directors fees Consulting fees Insurance expense Legal fees All other Unallowable expense	$56,246 $59,996 $39,978 $20,438 $(8,659) $92,884 $85,290 $1,208 $(189,264)	$123,508 $ 83,044 $ 31,357 $ 49,386 $ 55,227 $128,611 $(47,826) $ (2,186) $(86,749)
Total increase / (decrease)	$158,117	$334,372

Salaries & wages: The increase is primarily due to the addition of C. Robert Knight to the administrative staff as Secretary and General Counsel on June 23, 2005 and increased secretarial support staff.

Employee benefits: The increase is primarily due to increased benefits associated with the addition to staff of C. Robert Knight, the increase in the cost of health insurance and the issuance of an employee bonus in January 2006.

Business development: The increase is primarily due to trips to Germany to discuss our SOCRATES® technology and WVAS with Frankfort Airport Authority and to France for discussions with Air-Bus.

Director's fees: There have been several unscheduled Board of Directors meetings and committee meetings concerning management succession planning, staffing and employee issues and there have been additional compliance, disclosure and ethics oversight committee meetings.

Consulting fees: A consulting firm was retained to provide market analysis and strategic planning for our UNICORN™ technology and increased secretarial and clerical staff support requirements were covered with part time consulting during the six months ending November 30, 2005. During the three months ending February 28, 2006, employees covered the increased support requirements.

Insurance: For all of FY2005, our interpretation of the Federal Acquisition Regulations considered our Directors and Officers (D&O) insurance an unallowable expense. During a Defense Contract Audit Agency audit in September 2006, we received a favorable opinion as to the allowability of D&O insurance. All D&O insurance is allowable for FY 2006. In addition, all insurance premiums have increased for FY 2006.

Legal fees: The increase for the three months ended February 28, 2006 compared to 2005 is due to an adjustment made for the quarter ended February 28, 2005 which reclassed legal fees associated with a class action against the company to unallowable expenses. The decrease for the nine months ended February 28, 2006 is because there were more legal fees associated with unallowable legal intellectual property issues than in FY2005.

Unallowable expense: The primary reasons for the decrease in unallowable expenses for the three months ending February 28, 2006 compared February 28, 2005 were decreased stock based compensation, decreased unallowable D&O insurance, decreased unallowable investor relations and a decrease caused by reclass adjustments to legal fees associated with a class action suit against the company. For the nine months ending February 28, 2006 and 2005, the decrease is due to the items discussed for the three month period less legal fees associated with a class action suit net of an increase in unallowable legal fees for intellectual property issues.

We have determined that some of our research and development expenses and certain other general and administrative expenses for the nine months ended February 28, 2006 could be considered unrecoverable. Accordingly, we have excluded $430,000 for potential unrecoverable expenses, from the calculation of our actual rates, for the nine months ended February 28, 2006, compared to $240,000 for the nine months ended February 28, 2005.

Liquidity and Capital Resources

Our liquidity is primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our fourth contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor and was initially funded at $1,695,029 and a second task order has provided additional funding of $1,409,025. Our funded contract backlog for our Phase IV contract as of February 28, 2006 was $1,501,812 and this backlog will fund our allowable operating expenses to approximately July 31, 2006.

As of February 28, 2006 and May 31, 2005, our cash and investments were $6,904,657 and $7,888,831, respectively. The decrease in cash on hand and investments of approximately $984,000 was primarily attributable to the net loss of approximately $1,250,000 and purchases of equipment and patent costs of approximately $117,000, offset by the increase in accounts payable of approximately $155,000 and the decrease in accounts receivables/other receivables of approximately $241,000 for the nine month period ended February 28, 2006.

As of February 28, 2006 we had other receivables of $217,974 compared to $330,010 as of May 31, 2005. The decrease is due to the billing and cash receipt of approximately $291,000 of previously unbilled receivable rate difference on our Phase III contract, the addition of approximately $54,000 for retained fees on our Phase III and IV contracts and the addition of approximately $125,000 of rate difference as of the nine months ending February 28, 2006.

As of February 28, 2006 our accounts receivable were $286,699 compared to $415,617 as of May 31, 2005. The balance as of February 28, 2006 reflects the decrease in contract revenue of approximately $135,000 for the month ended February 28, 2006 compared to the month ended May 31, 2005. As of February 28, 2006 other current assets were $230,639 compared to $51,721 as of May 31, 2005. This increase of $178,318 is due to prepaid legal fees of $202,929 which primarily were for the preparation of a motion to dismiss a class action suit brought against us on July 14, 2004. Our current director's and officer's insurance policy has a $200,000 deductible and the $202,929 of prepaid legal fees is in excess of the deductible.

We had total current liabilities, including accounts payable, of $916,307 as of February 28, 2006 compared to $769,653 as of May 31, 2005. Accounts payable as of February 28, 2006 were $744,760, which included $213,980 to our subcontractor, Lockheed Martin Corporation, $252,974 to our three law firms, and $277,806 in other expenses compared to accounts payable as of May 31, 2005 of $589,313, which included $319,391 to Lockheed Martin, and $269,922 in other expenses.

We anticipate that our funded contract balance for Task Orders 0001 and 0002 of our Phase IV contract of approximately $1,500,000 as of February 28, 2006 will fund our direct contract for SOCRATES® research and development and allowable operating expenses until approximately July 31, 2006. For the three month period from March 1, 2006 to May 31, 2006, we have budgeted and expect to incur approximately $225,000 in non-contract unallowable costs, pay down our current accounts payable by $150,000, and incur approximately $250,000 in unallowable expense for internal research and development for project TIICM™. During this period, we have budgeted and expect to receive approximately $70,000 in fees from our contract billing, and approximately $80,000 of interest income. Assuming we operate within budget, as to which we can make no guaranty or assurance, we estimate our available cash and investments will be approximately $6,400,000 as of May 31, 2006. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after May 31, 2006. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate.

Our use of cash projections does not consider additional funding from our new $9.815 million SOCRATES® research and development contract received September 15, 2005 beyond the current task order funding. In order to receive additional contract funding the government will request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or WVAS, of which there is $0 in the current federal budget for its fiscal year ending September 30, 2006. We are actively pursuing various sources of funding but there can be no assurance as to whether or when we will obtain such funding. By July 31, 2006, there is a high probability that there will be no government or outside source of funding for the development of SOCRATES®, UNICORN™, or TIICM™ and we can make no assurance as to whether or when we will obtain any such funding. Lack of and further delays in obtaining additional government contract funding will require us to draw upon our cash to fund our operations and without such funding we would be unable to carry on and complete further research and development of SOCRATES® technology or WVAS, as well as our other technologies.

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

To date, we have incurred significant net losses, including net losses of $1,248,162 for the nine months ended February 28, 2006, $1,411,644 for our fiscal year ended May 31, 2005 and $424,214 for the fiscal year ended May 31, 2004. We had an accumulated deficit of $5,544,043 as of February 28, 2006. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES® or UNICORN™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2006 does not contain contract funding for further research and development of our SOCRATES® technology and, at present, it is too early to determine if we will succeed in obtaining such funding in the federal budget for its fiscal year 2007 that commences October 1, 2006. In any event, we do not anticipate the receipt of additional government funding for our Phase IV SOCRATES® technology contract, if at all, before July 31, 2006. We continue to explore government funding for research and development of our SOCRATES® technology and our other technologies, as well as other sources but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor for inclusion in such a system, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as a result of, among other things, lack of progress or set backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, UNICORN™ or TIICM™ technologies and to market our products. Termination or reduction of contract funding from the federal government could prevent or delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

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

In our continuing discussion with Lockheed Martin Corporation concerning our respective intellectual property claims, Lockheed Martin has asserted that essentially all of its work product, which results from research and development on SOCRATES® technology pursuant to work orders from us, is its property. We have informed Lockheed Martin that we believe that we own or have rights to use such work product, subject to any rights of the government. While we are continuing discussions on these and other issues, Lockheed has informed us that it is temporarily suspending its contract effort on task order No. 2 of our Phase IV contract for SOCRATES® technology and related matters until these issues are resolved. We are continuing to work on task order No. 2 and believe as to task order No. 2 that such efforts may be minimally impacted because the focus of this work is primarily on the development of WVAS display emulation software which currently is being performed by us and others. We can make no assurance as to whether or when these issues will be resolved with Lockheed Martin in a satisfactory manner or when or if it will lift its work suspension. It is too early for us to assess how this situation will impact us. However, a prolonged suspension could have a material adverse effect upon our ability to obtain further government funding for and carryout research, development of our SOCRATES® technology, as well as on our operations, finances and prospects for successful completion and commercialization of SOCRATES® technology. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

We may need to raise additional capital.

We cannot be certain that our present financial resources will be adequate or sufficient for our future needs. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES®, UNICORN™ and TIICM™ based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our research and development and operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We will continue to incur significant expenses for research and development and testing of our SOCRATES®, UNICORN™ and TIICM™ technology and may continue to experience such losses prior to commercialization and thereafter. If we cannot achieve commercialization of our SOCRATES®, UNICORN™ and TIICM™ technologies within our present financial resources or if we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek additional capital. In addition, other unforeseen costs, including, without limitation, marketing, sales and installation and research and development costs of later generation SOCRATES®, UNICORN™ and TIICM™ based products also could require us to seek additional capital. We do not have any credit facilities in place and, should the need for additional capital arise, we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. If we need to obtain additional debt or equity capital, it may include our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,215,210 shares of our common stock outstanding. Of our outstanding shares, 6,460,503 are eligible for public trading.

Certain events could result in a dilution of your ownership of our common stock.

As of February 28, 2006 we have 8,215,210 shares of common stock outstanding and an aggregate of 3,805,300 warrants and options. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 29.11% of our outstanding common stock (including common stock issuable to such person or group within 60 days after February 28, 2006). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, our Chairman and Chief Executive Officer and President, and certain underwriters, who sold shares of our common stock to the public, as defendants, seeking unspecified damages on behalf of a class of purchasers of our securities. On October 19, 2005, the District Court entered an order appointing lead plaintiffs and lead plaintiffs' counsel. On December 23, 2005, plaintiffs, through their counsel, filed a consolidated amended complaint, which asserts various violations of federal securities laws including claims under Sections 11, 12 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934. These claims are based on allegations that, among other things, we made misleading statements and failed to fully disclose material information from reports prepared by Volpe, MIT Lincoln Laboratory and the FAA, concerning the timetable and our prospects for achieving operational viability of the SOCRATES® wake vortex sensor, and the characterization of certain litigation involving Samuel A. Kovnat, our Chairman and Chief Executive Officer, that was resolved in 1992. A copy of the full complaint may be obtained by contacting the Clerk of the District Court at (860) 240-3200 or 450 Main Street, Hartford, Connecticut 06103. On February 28, 2006 we filed our motion to dismiss plaintiffs' consolidated amended complaint.

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

Item 5. Other Information

During the New Year's holiday weekend, a break-in occurred at the Denver International Airport (DIA) SOCRATES® test site. This resulted in vandalism and theft of equipment associated with the SOCRATES® system and as well as government owned and operated equipment.

Our equipment is covered by insurance and the appropriate law enforcement authorities have been notified. The extent of loss and the impact on development and test schedules is under review. None of the data taken before the event was lost and data analysis is still under way.

The DIA tests are intended to demonstrate laser acoustic detection performance of wake vortices utilizing an array of sixteen beams and leading to an emulation of a wake vortex avoidance system (WakeVAS). The Company is performing these tests under a contract from the U.S. DOT / Volpe Center with Lockheed Martin Corporation as its principle subcontractor.

In our continuing discussion with Lockheed Martin Corporation concerning our respective intellectual property claims, Lockheed Martin has asserted that essentially all of its work product, which results from research and development on SOCRATES® technology pursuant to work orders from us, is its property. We have informed Lockheed Martin that we believe that we own or have rights to use such work product, subject to any rights of the government. While we are continuing discussions on these and other issues, Lockheed has informed us that it is temporarily suspending its contract effort on task order No. 2 of our Phase IV contract for SOCRATES® technology and related matters until these issues are resolved. We are continuing to work on task order No. 2 and believe as to task order No. 2 that such efforts may be minimally impacted because the focus of this work is primarily on the development of WVAS display emulation software which currently is being performed by us and others. We can make no assurance as to whether or when these issues will be resolved with Lockheed Martin in a satisfactory manner or when or if it will lift its work suspension. It is too early for us to assess how this situation will impact us. However, a prolonged suspension could have a material adverse effect upon our ability to obtain further government funding for and carryout research, development of our SOCRATES® technology, as well as on our operations, finances and prospects for successful completion and commercialization of SOCRATES® technology. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

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
Employment Agreement effective as of November 4, 2005, between Flight Safety Technologies, Inc.
   and Samuel A. Kovnat (3)
Employment Agreement effective as of November 4, 2005, between Flight Safety Technologies, Inc.
   and William B. Cotton (4)
Employment Agreement effective as of November 4, 2005, between Flight Safety Technologies, Inc.
   and David D. Cryer (5)
Employment Agreement effective as of November 4, 2005, between Flight Safety Technologies, Inc.
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
Phase IV Contract Issued by U.S. Department of Transportation/RITA/Volpe Center,
   dated September 1, 2005 (12)
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
Incorporated by reference to Exhibit 10.1 on our Form 10-QSB, which was filed on January 12, 2006.
Incorporated by reference to Exhibit 10.2 on our Form 10-QSB, which was filed on January 12, 2006.
Incorporated by reference to Exhibit 10.3 on our Form 10-QSB, which was filed on January 12, 2006.
Incorporated by reference to Exhibit 10.4 on our Form 10-QSB, which was filed on January 12, 2006.
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

(b)     Reports on Form 8-K

On March 22, 2006, we filed a current report on Form 8-K. The report contained a disclosure announcing that at a special meeting on March 16, 2006, its Board of Directors had acted to create two new Board positions.

On February 13, 2006, we filed a current report on Form 8-K. The report contained a disclosure announcing the Breaking and Vandalism of the SOCRATES® Test Site at Denver International Airport. In addition, the 8-K announced the receipt of a Task 0002 from the Department of Transportation/Volpe Center with additional funding of $1,409,025 for SOCRATES® development.

On January 11, 2006, we filed a current report on Form 8-K. The report contained a disclosure announcing a break-in at the Denver International test site for its SOCRATES® wake vortex sensor technology.

On December 7, 2005, we filed a current report on Form 8-K. The report contained a disclosure announcing an article published in Aviation Week & Space Technology on December 5, 2005.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
April 14, 2006	By:	/s/ Samuel A. Kovnat

Samuel A. Kovnat Chairman and Chief Executive Officer

April 14, 2006	By:	/s/ David D. Cryer

David D. Cryer Chief Financial Officer and Treasurer