Form 10KSB
period 2006-05-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2006-09-07
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006
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

Registrant's revenues for its most recent fiscal year:     $3,869,962

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes     ☒    No

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of $2.58 per share on September 5, 2006, as reported on the American Stock Exchange, was approximately $18,152,663. In determining the market value of non-affiliate voting stock, shares of common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 8,215,210 shares of common stock outstanding as of August 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED MAY 31, 2005

i

Preliminary Note: Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-KSB for the fiscal year ending May 31, 2006 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of pending class action litigation alleging violations of federal securities laws, the outcome of Massachusetts federal district court litigation initiated by Analogic Corporation concerning our TIICM™ technology, whether the government will implement WVAS at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

     SOCRATES®, UNICORN™ and TIICM™ are trademarks of ours. This Form 10-KSB also refers to trademarks and trade names of other companies and organizations.

     Unless the context indicates otherwise, all references in this Form 10-KSB to "we," "our," "us," "the company," "FST" and "Flight Safety" refer on a consolidated basis to Flight Safety Technologies, Inc, a Nevada Corporation, or to our former subsidiary, Flight Safety Technologies Operating, Inc., a Delaware corporation (sometimes referred to as "FSTO") that was merged into FST on June 27, 2003.

ii

PART I

Item 1. Description of Business.

Overview

We are developing three new technologies designed to enhance aviation safety and efficiency. These technologies include SOCRATES®, UNICORN™, and TIICM™.

SOCRATES® is a technology we are developing into a ground-based laser acoustic sensor to detect and track wake vortices at airports.

UNICORN™ is a technology we are developing into an airborne radar for collision avoidance and ground proximity warning.

TIICM™ is a technology we are developing into a system to protect commercial and military aircraft against terrorist threats from heat seeking missiles.

We are developing SOCRATES® to be a component for possible inclusion in a wake vortex avoidance system, known as WVAS, that the National Aeronautics and Space Administration (NASA) has described. We believe that our SOCRATES® wake vortex sensor, upon completion and deployment in concert with other components of WVAS, can potentially;

     •      Improve the safety of aircraft arrivals and departures at airports;
     •      Safely increase runway landing and takeoff rates;
     •      Reduce passenger delays; and
     •      Generate substantial cost savings for the airline industry and other airport users.

An initial "proof of principle" test of our SOCRATES® wake vortex sensor was conducted at JFK International Airport in May 1998. We subsequently completed testing of an expanded and improved SOCRATES® technology, using a NASA Boeing 757 as the source aircraft, at Langley Air Force Base in December 2000. On September 13, 2003, we completed a three-week test of an improved SOCRATES® wake vortex sensor at Denver International Airport. Based upon our analysis of initial data, this test demonstrated a major increase in the capability and reliability of the sensor. Building upon these three tests, we further developed our SOCRATES® wake vortex sensor and tested a 16-beam configuration during September, 2005. Likewise, based on our analysis of initial data, this 2005 test demonstrated a major increase in the capability and reliability of our SOCRATES® wake vortex sensor.

We have conducted research, development, and testing of our SOCRATES® wake vortex sensor in conjunction with Lockheed Martin Corporation pursuant to a ten-year teaming agreement dated May 1, 1997, under which we are the prime contractor. Under the teaming agreement, we generally have subcontracted to Lockheed Martin Corporation significant participation in the development and assembly of the hardware components of our SOCRATES® wake vortex sensor, including the low-power laser generators, reflectors, and receivers. Lockheed Martin Corporation personnel also have supported the operation of this equipment during tests of our SOCRATES® wake vortex sensor through various stages of development to date, have been developing software used in analyzing test data and have worked with us in analyzing test data itself. Our payments to Lockheed Martin Corporation under the teaming agreement have averaged approximately $1,300,000 and 36% of our average annual contract revenue for FY2006 and FY2005. We currently are discussing with Lockheed Martin certain unresolved issues in our relationship and there can be no assurance our relationship with Lockheed Martin Corporation will continue after expiration of the teaming agreement in May 2007.

We also are developing a collision avoidance and ground proximity warning system for aircraft based on our technology referred to as UNICORN™. On September 13, 2002, we received a frequency assignment from the Federal Communications Commission for experimental purposes and development of UNICORN™ technology which is subject to renewal under certain conditions on September 1, 2006. In August 2003, we signed a contract with Georgia Tech Applied Research Corporation, (GTARC), under which GTARC commenced work on the construction of our UNICORN™ technology antenna elements. We also contracted with Microwave Solutions, Limited, in England to produce the radar electronic modules. An initial proof-of-principle tower based test of UNICORN™ technology antenna elements, one of the major components of a potential UNICORN™ system, was conducted in August of 2005. We are pursuing the possibility of raising research and development funding for UNICORN™ through a tax-advantaged research and development partnership.

During fiscal year 2006, we continued pursuing a third new technology initiative, called TIICM™ (Tactical Integrated Illuminating Countermeasure), for protection of military or commercial aircraft against certain shoulder-launched terrorist missile threats. We believe that TIICM™ technology may be a more cost-effective solution to this problem than competing military systems which are currently being funded by the government. We are working on development of TIICM™ technology with Sanders Design International, a small innovative defense contractor based in New Hampshire. We have incurred costs of approximately $685,000 for TIICM™ technology research and development thus far, not including business development, legal and government affairs and. Depending on the results of our research, development and testing, we may invest further in TIICM™ technology.

We contracted with Georgia Tech Applied Research Corporation (GTARC) to utilize their government approved simulation model to subject TIICM™ technology to over 100,000 simulated missile attacks on a Boeing 737 aircraft. Preliminary results of this analysis were encouraging. There can be no assurance as to, if, or when, we will be able to successfully develop TIICM™ technology, that our TIICM™ technology efforts will result in any contracts, or revenues, or profits, to us, or that our relationships with other companies to develop TIICM™ technology will be successfully formalized, or that there will be any revenues, or profits, to us.

Since our inception, our primary source of funding has been four successive contracts with the federal government aggregating approximately $19.8 million for research, development and testing of our SOCRATES® wake vortex sensor. We have not had any revenues from commercial sales of SOCRATES®, UNICORN™ or TIICM™ technologies, and we may not realize such sales for several years. We have incurred cumulative losses of $6,553,440 as of May 31, 2006, which we have funded with the proceeds of three equity offerings. We will need additional funds to complete our future research and development of these technologies and may need to raise additional capital for this purpose. We may consider and execute from time to time strategic investments, acquisitions or other transactions that we believe will benefit us and complement our current operations, technologies, and resources.

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

FSTO, which originally commenced operations in 1997 as a Wyoming corporation, was co-founded by two of our directors, Samuel A. Kovnat and Frank L. Rees. In consideration of his shares, Mr. Rees assigned his SOCRATES® and UNICORN™ patents to FSTO. In consideration of Mr. Kovnat's shares, he contributed intellectual capital and services to FSTO. Advanced Acoustic Concepts, Inc. and Leonard Levie were also founders of FSTO. Advanced Acoustic Concepts, Inc. received shares of common stock in FSTO in consideration of its release of any claims on the UNICORN™ patent contributed by Mr. Rees, and Mr. Levie received his shares in consideration of contributing his business experience, and developing an initial business plan for FSTO. As a result, FSTO owned patents on our SOCRATES® and UNICORN™ technologies.

FSTO received the original contract with the federal government for the research and development of our SOCRATES® technology in connection with its potential application to wake vortices on May 29, 1997. On November 3, 2000, FSTO completed a private placement of preferred stock arranged by Spencer Trask Securities Incorporated which resulted in net proceeds to us of approximately $1,500,000. In consideration of this placement, Spencer Trask

Intellectual Capital Company, LLC received shares of our common stock and warrants to acquire our preferred stock, as well as placement agency fees and reimbursement of certain costs. All of the preferred shares and warrants for preferred shares were converted, respectively, to common stock and warrants for common stock pursuant to their terms as a result of the share exchange.

In September 2002, we consummated a share exchange with the stockholders of FSTO. The share exchange was facilitated by Dunhill Venture Partners Corp., a Vancouver, British Columbia based firm. Dunhill Venture Partners Corp. also facilitated a private placement of a total of 283,334 shares of our common stock and 283,334 warrants, each for one share of our common stock, to Wakefield Holdings Corp. and Nicholson Group Limited, pursuant to Regulation S promulgated by the SEC, which resulted in aggregate proceeds to us of $1.7 million. In January 2003, we registered these shares and the warrant shares with the SEC pursuant to an SB-2 Registration Statement. During July and August 2003, the warrants were exercised, and we issued the 283,334 warrant shares, generating $1.7 million in aggregate proceeds to us. As a result of the share exchange, we discontinued our previous operations and changed our name to Flight Safety Technologies, Inc., FSTO changed its name to Flight Safety Technologies Operating, Inc., FSTO became our subsidiary and stockholders of FSTO acquired approximately 53% of our outstanding common stock. In June 2003, FSTO merged into us, and we now own the patents on and are continuing the development of our SOCRATES® and UNICORN™ technologies.

During February 2004, we sold 1,514,300 units at $6.00 per unit in a registered underwritten secondary public offering. Each unit consisted of two shares of our common stock and a warrant to purchase one share of our common stock at $3.30 a share. Separate trading of the common shares and warrants began on March 1, 2004. We received net proceeds from this offering of approximately $7.6 million.

Principal Concepts Under Development and Market Opportunities

SOCRATES® Wake Vortex Sensor

Whenever an aircraft is in flight, its wings and wing flaps create wake vortices, which are similar to horizontal tornadoes trailing back from the wing tips. If a second aircraft encounters these vortices, even several minutes after the first plane has passed, its pilot's control of the aircraft may be compromised. To address these hazards, the Federal Aviation Administration (FAA) has established requirements for increased spacing between airplanes as they land and take off. The spacing translates into more time in the air, which results in flight delays and increased fuel and flight crew costs. Requirements for even larger spacing for aircraft trailing the new, very large Airbus A380 are anticipated to further exacerbate wake-related flight delays.

Our initial focus for SOCRATES® has been the development of a wake vortex sensor to detect, locate and track wake vortex turbulence, based on the sound radiated by the turbulence. The sensor design includes a low-power laser transmitter and receiver, a laser beam reflector and special optical and electronic components to translate changes in laser transmissions caused by their interaction with sound radiation from the vortices, and determine the presence and location of wake vortex turbulence. While our present focus is on air turbulence created by aircraft wakes, we believe that with future research and development our SOCRATES® technology may also enable the detection of various hazardous atmospheric phenomena, such as wind shear and microbursts.

In September 2003, we completed a three-week test of improved SOCRATES® technology that operated with four laser beam sensors at Denver International Airport. This test was part of a NASA-sponsored wake acoustics test and is part of NASA's continuing efforts to improve aviation safety and capacity. A principal purpose of this NASA-sponsored test was to acquire adequate field data using carefully calibrated microphone arrays to confirm the scientific basis for the use of sound in detecting, tracking, and characterizing wake vortices created by arriving aircraft. Our SOCRATES® wake vortex sensor recorded acoustic emissions generated by wake vortices from a variety of aircraft, including Boeing 737 and 757 aircraft, Airbus A319 and A320 aircraft, and even smaller regional jets. The system recorded these emissions directly above the SOCRATES® sensor array from wake vortices approximately 500 feet above ground level. We performed a preliminary analysis of the results and provided a "quick-look" report to NASA and Volpe in October 2003. Our final report, in summary, showed an 81% detection rate of wake vortices by our SOCRATES® sensor array. The results were from three weeks of collected data and approximately 750 flyover data sets.

Following the 2003 Denver test, we received government funding to upgrade and expand our SOCRATES® wake vortex sensor from a 4-beam to a 16-beam system and test this expanded sensor in September of 2005. Our goal in the test of our expanded sensor was to detect and track wake vortices at ranges up to 1,100 meters and altitudes up to 250 meters above the sensor site. Our preliminary analysis from this September 2005 Denver International Airport test leads us to conclude our expectations for the SOCRATES® wake vortex sensor capabilities are justified.

Based on testing to date, we believe our SOCRATES® technology has the potential to provide sensor information for a ground-based wake vortex avoidance system, or WVAS, to detect dangerous air turbulence from wake vortices in the vicinity of airports. NASA and the FAA have described the integration of other components of WVAS including advanced weather sensors, prediction software for both the vortex movement and the persistence of existing wind conditions, adaptive spacing procedures and communication links between the sensors and the air traffic control facilities. We plan to produce an emulation of an operational SOCRATES® wake vortex sensor working within a conceptual WVAS at Denver International Airport in late 2006 or early 2007.

Upon successful completion of further development, testing and FAA approval, our sensor could become a component in a WVAS to be used by air traffic controllers to establish safe separation between either arriving or departing aircraft. In furthering this development, we plan to integrate the sensor with other potential components of a WVAS, and develop operating protocols for use of our sensor with other WVAS components by air traffic controllers and pilots. As described by the FAA, such components may include advanced weather sensors, prediction software for both the vortex movement and the persistence of existing wind conditions, adaptive spacing procedures and communication links between the sensors and the air traffic control facilities. Some of these components are under development and the integration process will be technically challenging.

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

WVAS still faces technical hurdles and, furthermore, must be accepted by a variety of constituencies involved in the National Airspace System, including, but not limited to, air traffic controllers and pilots. We can make no assurance whether or when the FAA will implement WVAS, either with or without our SOCRATES® wake vortex sensor. At this time, we do not know if we can successfully complete development of our SOCRATES® wake vortex sensor, if the federal government will provide the funding required to complete our plan, if we will successfully implement the plan and testing, or if the government will implement WVAS at all or with the inclusion of our SOCRATES® wake vortex sensor.

UNICORN™ Technology

We also have pursued development of an airborne collision and ground proximity warning system we refer to as UNICORN™. As of May 31, 2006, our cumulative research and development expenditure on UNICORN™ was approximately $1,280,000. During August, 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test is currently being analyzed and we are considering how best to proceed with plans for the eventual commercialization of UNICORN™.

Our original plan for UNICORN™ technology was to provide a low-cost, combined, collision alerting and ground proximity warning capability for general aviation aircraft, including private, business and smaller regional and commercial aircraft. Since fiscal year ended May 31, 2004, we also have been investigating the potential application of our UNICORN™-based "see and be seen" collision avoidance technology for unmanned air vehicles, (UAVs), including military, other government, and commercial operations. Accelerating government requirements for UAV applications in the U.S. domestic airspace, together with higher than anticipated development costs, production cost estimates based on information we obtained from ongoing product development that significantly exceed our initial projections, and increasing competition in the general aviation market for UNICORN™-like products, have caused us to pursue the utilization of a tax-advantaged research and development partnership for our UNICORN™ technology.

Our UNICORN™ technology is based on a unique implementation of radar technology in an airborne system to detect and track aircraft and detect the ground below and ahead of the airplane. Although further research, development and testing are required, we believe that fixed element antennas on the top and bottom of the aircraft could provide full spherical coverage for detection of collision threats up to four nautical miles away. UNICORN™ would alert pilots to a potential collision threat by both audible and visual means, and the locations of the threat aircraft would be shown on either an existing or dedicated cockpit display.

Following a recommendation of support from the FAA in September 2002, the Federal Communication Commission (FCC) issued us an Experimental Radio Station License facilitating UNICORN™ antenna development on either of two frequencies: 5145 MHz in the FAA aviation band and 3650-3700 MHz in the non-aviation band. These frequencies may be used at any of three designated locations in the eastern U.S. until September 1, 2006. We have since filed for an extension of the approval by application and we have undertaken the steps necessary to expand our testing to an airborne test range and to use additional frequencies in the airborne radar band.

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

TIICM™ Tactical Integrated Illumination Countermeasure Technology

TIICM™ is intended to provide a low-cost, highly effective shield to protect airliners against the threat of some terrorist missiles. TIICM™ represents a new concept that provides special infrared sources mounted on wings, tail sections and along the bottom of the aircraft fuselage sections, together with particular sequencing of these illumination sources to both attract certain missile seeker elements and "spoof" certain threat missile guidance systems.

We are developing TIICM™ in conjunction with Sanders Design International (SDI), a New Hampshire company. In April, 2004, we executed a 10-year Teaming Agreement with SDI under which we would be the prime contractor with respect to development of counter-technologies for certain anti-aircraft heat seeking shoulder fired missiles. Under additional arrangements with SDI, we filed an application for and would share with SDI ownership of the

TIICM™ patent if the patent application results in an award of a new patent. A prior patent on an earlier technology was awarded to SDI in February, 2004, which is the subject of a 2003 license agreement between SDI and Analogic Corporation, a company located in Peabody, Massachusetts. This licensing agreement may limit our ability to earn revenue from TIICM™. The legal significance of the Analogic license agreement as it relates to our Teaming Agreement with SDI and TIICM™ patent application is the subject of a lawsuit pending in federal court in Boston, Massachusetts which asserts, among other things, that FST and SDI infringed Analogic's rights under the 2003 license agreement by entering the 2004 Teaming Agreement.

There can be no assurance that TIICM™ will ultimately be successful in achieving a cost-benefit advantage against more well established and mature competing technologies, or that we will receive any significant revenues or profits from TIICM™.

Sales and Marketing

SOCRATES® Wake Vortex Sensor

If and when we successfully complete research, development, and testing of our SOCRATES® wake vortex sensor and the WVAS, our goal is to obtain FAA approval of and support for the use of our SOCRATES® wake vortex sensor in a WVAS implementation due to the growing demand for cost-effective ways to improve airport safety and capacity and the advantages of our technology over existing alternatives. Our strategies for selling SOCRATES®-based products for use in airports will include:

•      Closely coordinating with the FAA, which would acquire and deploy the WVAS, including SOCRATES® technology, at United States airports,

•      Assisting airports to apply for the allocation of airport improvement grants to acquire WVAS,

•      Targeting the busiest U.S. airports, followed by airports in other countries, with a campaign that includes informational seminars and direct marketing,

•      Publicizing the advantages of our SOCRATES® wake vortex sensor in promoting advanced air safety and airport productivity to members of the U.S. Congress, aircraft manufacturers, commercial airlines, and air travel trade industry groups, and

•      Soliciting FAA funding for the establishment of "beta sites" for the installation of SOCRATES® at select U.S. airports (Anchorage, Miami, Louisville, Memphis and Dallas Fort Worth).

UNICORN™ Airborne Radar Technology

During the past two years, we have become increasingly aware of an emerging requirement to integrate collision avoidance capability into the flight control systems of unmanned aerial vehicles (referred to by the government as "see-and-avoid" for UAV's). We believe such a technology may in the future be able to penetrate the aviation industry when integrated with cooperative surveillance techniques.

The present market for UAVs is almost entirely military and very limited and the potential of an expanded market is unclear. However, the potential uses of UAV's over the next 20-30 years could include:

•      Traditional military surveillance
•      Customs/Border patrol surveillance
•      Harbor/port surveillance
•      Regional and local law enforcement
•      Fire fighting
•      Crop dusting

It has been estimated as many as 20,000 UAV's may be employed in the US domestic airspace over the next 20 years. If, as, and when we can complete the development and flight testing of a UAV UNICORN product, we intend to market UNICORN to:

•      Government - Military and Department of Homeland Security users
•      UAV Manufacturers
•      Commercial UAV users

There can be no assurance that we will successfully complete the development of UNICORN, integrate UNICORN into UAV systems, or gain any market acceptance for UNICORN as a UAV or general aviation product.

TIICM™ Sales and Marketing

If, as, and when, we can successfully complete sufficient research, development and testing and gain government approval of TIICM™ technology, we would anticipate initiating a market strategy to include:

     •      Working closely with U.S. government officials to gain their support for marketing TIICM™ to the U.S. airline fleet which consists currently of about 6,800 aircraft.
     •      Targeting an initial market of the smaller commercial aircraft currently employed, and the US airline companies that operate them.

     •      Working with the aircraft manufacturers such as Boeing and Airbus Industries.
     •      Working with the Air Transport Association (ATA).
     •      Working with the U.S. Congress to provide appropriation funding for TIICM™.
     •      Extending the potential market to include international airliners.
     •      Extending the potential applicability of TIICM™ for use in military aircraft uses.

There can be no assurance that TIICM™ will achieve any market acceptance in any of these uses.

Competition

SOCRATES® Wake Vortex Sensor

The aviation and airport safety business is very competitive. We expect competition in hazardous weather applications and wake vortex detection and warning sensors and systems to intensify as air travel and airport congestion continue to increase worldwide, and as public scrutiny of aviation safety heightens. Although we are not aware of any other company or organization developing technologies such as ours, other alternatives exist and it is possible that others could develop or improve their systems to achieve similar results. We may face competition from established companies in the aviation systems marketplace, which are currently providing or developing technologies and products such as Low Level Windshear Alert Systems, airborne and ground-based Doppler Radar, Lidar, Laser Doppler Velocimetry, Terminal Doppler Weather Radar, and the Minix Winglet. These companies include Allied Signal/Honeywell, Coherent Technologies, Northrop Equipment Corp., Raytheon Corp., Christian Hugues and others. The chart below describes these alternative ground-based technologies.

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

		• Does not work in clouds • Insufficient early warning	None	Research and Development
Terminal Doppler Weather Radar ("TDWR")	• Ground-based system • Detects hazardous atmospheric conditions in the airport terminal area • Detects changing winds to give early warning of hazardous conditions • Highly reliable and accurate

•    Requires tall towers to be installed 8-12 miles away from airport, which are expensive and often encounter resistance from residential communities
•    Does not capture small phenomena like wake vortices

			Raytheon	Limited Installations
Minix Winglet	• Solid, light wing tip attachment made of Kevlar and carbon • Eliminates vortex pressure around wings • Increases speed • Reduces fuel consumption • Allows aircraft to carry more weight	• May not address the dominant wake vortices created by the outer tip of the main flap • May adversely affect the lift-to-drag ratio of the aircraft • May not work as advertised	None	Research and Development

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

We believe that, if and when, successfully developed and tested, our UNICORN™-based products may offer potential advantages over currently available alternatives in the UAV and, later, the general aviation market for small aircraft. Current competition in the general aviation market includes the following:

Technology	Description	Limitations	Mfr.	Status
Transponder	9900BX Traffic Advisory System	• Only detects transponders; • Relatively expensive	Ryan	In production
Transponder	Monroy ATD-200	• Only detects transponders; • Does not provide time to collision	Monroy	In production
Transponder	L3-Goodrich Skywatch Traffic Advisory System	• Only detects transponders	Goodrich	In production
TCAS	Traffic Alert & Collision Avoidance System	• Only detects transponders; • Relatively expensive	Rockwell and Honeywell	In production
Transponder	KTA 970 TCAS I	• Only detects transponders • Relatively expensive	Honeywell	In production
Transponder and terrain data base	KMH 980 TCAS/EGPWS	• Only detects transponders • Uses terrain database • Relatively expensive	Honeywell	In production

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

     •    Promoting awareness and acceptance of our products among members of the U.S.
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

Government Funding

A substantial amount of our time and expenditures have been spent on the research, development and testing of our SOCRATES® wake vortex sensor. A substantial portion of our funding for research and development contracts of our SOCRATES® wake vortex sensor has and is expected to continue to come from appropriations of the federal government. These appropriations, from which we have been allocated an aggregate of approximately $19.8 million in contract funding to date, have been earmarked by Congress for the procuring federal agencies, FAA and NASA, for funding, monitoring and administering the development of SOCRATES® technology to enhance airport and airline safety.

For U.S. fiscal year 2004, an additional $5 million NASA appropriation specifically for continued work on project SOCRATES® was enacted into law. In November, 2004 our sponsoring agencies released $3,237,310 of these funds and approved an extension of our contract, statements of work, and appropriate work orders which included a major airport test of the expanded 16 beam SOCRATES® wake vortex sensor at Denver International Airport (DIA), conducted in September 2005.

For U.S. fiscal year 2005, the government appropriated $5 million to NASA specifically for additional research and development work on SOCRATES® technology and data analysis of the test at DIA of the 16 beam SOCRATES® system. For U.S. fiscal year 2006, the government did not appropriate earmarked funds for SOCRATES® technology. We anticipate further funding, of which there can be no assurance, will occur at the direction of the FAA as part of its budgetary process.

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

The U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government may hold, reduce or eliminate future funding for research and development of our SOCRATES® wake vortex sensor or WVAS as a result of a reduction in support or opposition from supervising agencies, changes in budgetary priorities or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to our SOCRATES®, UNICORN™ or TIICM™ technologies and to market our products. Reduction of funding from the federal government could delay achievement of or increases in profitability, create a substantial strain on our liquidity, resources, and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

Our Intellectual Property and Technology

SOCRATES® Technology

We intend to rely on a combination of patent protection, trademark protection, trade secret protection, copyright protection, and confidentiality agreements to protect our intellectual property rights. We have received a United States patent relating to our SOCRATES® technology (US Patent No. 6,034,760 issued on March 7, 2000). We have received patents on the SOCRATES® technology in Australia, Canada, China, Democratic Peoples Republic of Korea, Israel, New Zealand and Norway. We have corresponding patent applications, based upon the United States application, for a patent on our SOCRATES® technology pending in Japan, Saudi Arabia, Turkey, and the European Patent Organization. There can be no assurance any patent will issue from these pending applications. We also may apply to federally register various copyrights in our software and documentation with the United States Copyright Office and abroad.

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

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. We are conducting further discussions with Lockheed Martin Corporation on this issue and other unresolved issues. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

Also, our SOCRATES® trademark is now registered on the Principal Register, having Registration No. 2,967,386.

UNICORN™ Technology

We also have received a United States patent relating to our UNICORN™ technology (US Patent No. 6,211,808 issued on April 3, 2001 and re-issued as U.S. Patent No. RE 39,053). We have received patents on the UNICORN™ technology in Australia, Canada, and New Zealand. We have corresponding patent applications, based upon the United States application, for a patent on our UNICORN™ technology pending in Japan and the European Patent Organization. However, there can be no assurance any patent will result from these pending applications. We also may apply to federally register various copyrights in our software and documentation with the United States Copyright Office and abroad.

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

Also, we re-applied for federal protection of our UNICORN™ trademark in the United States in August, 2006.

TIICM™ Technology

We filed a Patent Application with the United States Patent and Trademark Office in September, 2005 for TIICM™ (Tactical Integrated Illuminating Countermeasure) technology in conjunction with Sanders Design International (SDI), (a New Hampshire company). A corresponding Patent Cooperation Treaty (PCT) application was filed in January 2006. TIICM™ is intended to provide a low-cost, highly effective shield to protect airliners against the threat of certain terrorist missiles. Under our arrangement with SDI, we will share ownership of the TIICM™ patent, if the application results in a new patent award. There can be no assurance that any patent will result from our TIICM™ filing. We filed an application to obtain a federal trademark on TIICM™ in July, 2005. The application was approved but is being opposed by a party which claims it holds similar marks and it is too early to assess the outcome.

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

Additionally, as a result of receiving funding from the federal government, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the federal government, we will be subject to many procurement and accounting rules and regulations of the federal government. We are also subject to periodic audits by the Defense Contract Audit Agency. To date, we have completed seven audits and reports have been issued to our government customer which have stated that we are performing in full accordance with Federal Acquisitions Regulations.

Employees

As of May 31, 2006, we had nine full-time and two part-time employees. Our employees are not members of a union, and we are not aware of any efforts on their part to form or join a union. We believe that our relationship with our employees is good.

Item 2. Description of Property.

Our primary offices, located in Mystic, Connecticut, are leased on an annual basis at a monthly rate of $2,750. We also utilize satellite office space that we lease or use on a month to month basis pursuant to the following arrangements with the following parties: (i) Baltimore, Maryland leased from our executive vice president and director, Frank L. Rees, at $500 per month; (ii) Austin, Texas space provided without charge by our president and director, William B. Cotton; and (iii) North Kingston, Rhode Island leased from The Meadows Professional Office Park on an annual basis at a monthly rate of $1,200; and (iv) Lancaster, Pennsylvania space provided without charge by our Senior Engineer Robert L. Cooperman. We believe that our facilities are adequate to satisfy our projected requirements and that additional space will be available if needed.

Item 3. Legal Proceedings.

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers and directors, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and under Section 11 of the Securities Act of 1933 and breach of fiduciary duty. The complaints allege, among other things, that we failed to disclose material details from a report circulated by Volpe in October 2001, which generally concerned the timetable and our prospects for achieving operational viability of the SOCRATES® wake vortex sensor. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities.

On June 28, 2006, we received notice that Analogic Corporation filed a lawsuit against us and our CEO and Sanders Design International (SDI) and its principals over perceived contractual interference relating to development of TIICM™ countermanpads technology on which SDI and we have filed a joint patent application. Analogic's lawsuit, among other things, asserts that we and SDI infringed Analogic's rights under a 2003 license agreement between SDI and Analogic by entering into a teaming agreement in 2004 and filing the joint patent application on TIICM™ in 2005.

We firmly believe that the claims contained in these lawsuits are without merit and intend to conduct a vigorous defense in these matters. These lawsuits could be time-consuming and costly and could divert the attention of our management. These lawsuits or any future lawsuits filed against us could harm our business.

As previously reported, we learned in December 2003 that the United States Securities and Exchange Commission staff was conducting an informal investigation which appeared to be looking into certain analyst reports about us, and our press releases. The Commission staff did not assert that we acted improperly or illegally and we voluntarily cooperated fully with the staff's informal investigation. We believe that we acted properly and legally with respect to these analyst reports and our press releases. On August 22, 2006, we received notification from the Commission that it has terminated its informal investigation of us with no enforcement action recommended.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

On January 30, 2004, our common stock became eligible to trade on the American Stock Exchange, or AMEX, under the symbol FLT. As of August 18, 2006, we had 8,215,210 shares of common stock outstanding, of which 6,469,972 shares trade on the AMEX. The following chart shows the high and low sales price of our common stock for each of our fiscal quarters as quoted on the AMEX:

Fiscal Quarter 8/31/04 11/30/04 2/28/05 5/31/05 8/31/05 11/30/05 2/28/06 5/31/06	High $1.82 $1.88 $1.74 $2.09 $1.64 $3.90 $3.19 $2.88	Low $1.00 $1.31 $1.12 $1.30 $1.21 $1.35 $2.00 $2.05

As of May 31, 2006, we had 93 record holders of our common stock, as reflected on the books of our transfer agent. A significant number of shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Equity Compensation Plans

We adopted the 2005 Stock Incentive Plan in October 2005. Under the terms of the 2005 Plan, all of our employees, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Under the 2005 Plan, a total of 1,500,000 shares of our common stock are available for issuance, of which 246,600 shares remain available for future awards as of May 31, 2006. In addition, the shareholder vote that approved the 2005 Plan also approved previous awards totaling 570,000 shares of our common stock.

The Compensation Committee of our board of directors, in its discretion, selects the person(s) to whom stock based awards may be granted, the time or times at which such awards shall be granted, the number of shares subject to each such grant, and the term of the award. The exercise price of options granted under the 2005 Plan is determined by the Committee at the time the options are granted but may not be less than 100% of the fair market value of the common stock on the date such option is granted; provided, however, the exercise price of an incentive stock option granted to a 10% or greater shareholder may not be less than 110% of the fair market value of the common stock on the date such option is granted.

Options granted under the 2005 Plan expire no later than ten (10) years from the date of grant; provided that in the case of an incentive stock option granted to a 10% shareholder, the term of the option may be no more than five (5) years from the date of grant. No option may be exercised after the expiration of its term.

The table below provides information relating to our equity compensation plans as of May 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	1,823,600	$3.50	246,400
Equity compensation plans not approved by security holders	62,500	6.00	(a)

(a)   The equity compensation plan not approved by shareholders is comprised of individual common stock option agreements issued to directors, prior to the adoption of the Company's current stock option plan. The common stock options vest between one and three years of the date of issue and expire within three years of the vesting date. The exercise prices of the current outstanding options are $6.00 per share.

Options issued to: Directors Total issued	Number of options 62,500 62,500	Exercise price $6.00	Vesting dates 2003-2005	Expiration dates 2006-2008

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B except the following:

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-KSB for the fiscal year ended May 31, 2006 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of pending class action litigation alleging violations of federal securities laws, the outcome of Massachusetts federal district court litigation initiated by Analogic Corporation concerning our TIICM™ technology, whether the government will implement Wake Vortex Advisory System at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WVAS, that National Aeronautics and Space Administration (NASA) is developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ending September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ending September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WVAS is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $19.8 million in funding. As of May 31, 2006, we have recognized an aggregate of approximately $18.6 million of contract revenue with $0.1 million in contract receivable as of May 31, 2006. Our current SOCRATES® government contract backlog is approximately $1.2 million. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and WVAS.

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

On September 25, 2005, we received our fourth successive contract from Volpe in the aggregate amount of approximately $9.8 million to continue research, development and testing of our SOCRATES® technology. The initial task order funding under this new contract provided approximately $1.7 million of contract funding to us and was dated September 25, 2005. On January 27, 2006 we received our second task order under this new contract which provided approximately $1.4 million of new funding.

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

Our ability to generate additional revenue under our Phase IV contract after we have expended the current task order funding of $1,409,025, which is expected to support our current level of effort through approximately September 30, 2006, is subject to further U.S. Government funding and the issuance of additional task orders. The Phase IV contract was awarded on September 25, 2005 for $9,815,140 and the remaining amount of $6,711,086 can be funded with new task orders which generally require less administrative effort than a new contract award, if additional funding is available under this contract. We believe the federal government has indicated a long-term interest in the development of a wake vortex avoidance system and our SOCRATES® wake vortex sensor for potential inclusion in such a system. However, there is currently $0 for further research and development of SOCRATES® technology or WVAS in the current federal budget for its fiscal year 2006. We are pursuing other sources of funding but can make no assurances of whether or when we will obtain additional contract funding for research and development of SOCRATES® technology. Our inability to obtain or any delay in contract funding from the federal government could eliminate or delay achievement of profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

From June 1, 1997, to the present we have advanced the SOCRATES® concept through various research and development milestones and now have a 16 beam SOCRATES® sensor installed at Denver International Airport where we anticipate the sensor will undergo further testing in fiscal year 2007. Our current contract Task Order No. T0002 statement of work includes system engineering and development of a concept of operations for a functional emulation of a WVAS and preparation for additional field testing. During the 2006 New Years Eve holiday period there was a break-in and vandalism at our SOCRATES® sensor test site at Denver International Airport. A number of items were stolen from the SOCRATES® sensor van as well as from the U.S. Department of Transportation Volpe trailer on site. Damage to SOCRATES® sensor optoelectronics also occurred as a result of fire retardant chemicals being sprayed by the perpetrators. As of May 31, 2006 the SOCRATES™ sensor has not been fully restored but we believe the sensor will be ready for additional testing by September 2006. There can be no guarantee or assurance of a complete restoration. We have insurance coverage for the damage to the SOCRATES™ sensor.

We also are pursuing development of an airborne collision and ground proximity warning system we refer to as UNICORN™. We believe that UNICORN™ may have application to unmanned air vehicles operated for a variety of private and governmental purposes. As of May 31, 2006 the cumulative research and development expense for UNICORN™ is approximately $1,280,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test is currently being analyzed. We currently are reviewing and exploring partnering opportunities for development of UNICORN™.

During fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of May 31, 2006 our cumulative independent research and development expense for TIICM™ is approximately $685,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. Fiscal Year 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI expects to receive $1 million in funding from an extension to their Phase II contract with the U.S. Air Force for further TIICM™ research and development. This funding will come half from the U.S. Air Force and half from the Department of Homeland Security. FST expects to negotiate a subcontract from SDI to support this further development, test and maturation of TIICM™ technology. There can be no assurance that any new patents on TIICM™ will be issued, or that we will derive any revenue or profit from TIICM™, nor any expectation that we will receive any government or commercial funding for TIICM™. Prospects for development of TIICM™ may be adversely influenced by pending litigation that Analogic Corporation, which previously had supported development of TIICM™, brought against us and SDI.

We have experienced significant losses since our inception. The loss for the fiscal years ending May 31, 2006, 2005, and 2004 were $2,257,559, $1,411,644 and $424,214, respectively. The net loss for our fiscal year ended May 31, 2004 was caused primarily by two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses, (2) expenses during a partially unfunded period, and (3) unrecoverable expenses. The loss for the fiscal year ended May 31, 2006 was caused by (1) unallowable expenses, (2) contract cost overruns, (3) unrecoverable expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

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

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the fiscal year ended May 31, 2006. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses and our independent research and development expense for UNICORN™ technology for the fiscal year ended May 31, 2006 unreasonable for a company our size. For rate setting purposes, we have excluded approximately $1,000,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the fiscal year ended May 31, 2006. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Our financial statements and notes thereto include an item for "Other Receivables" that is described therein. Other receivables includes recoverable rate differences resulting from the difference between the current general and administrative rate compared to our provisional rate. For the fiscal years ended May 31, 2006 and 2005 this difference was $0 and $291,000, respectively.

Results of Operations

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Income (Loss)
For the Years Ended May 31, 2006 and May 31, 2005

	May 31, 2006	May 31, 2005
Contract Revenues	$ 3,869,962	$ 3,310,871
Cost of Revenues	2,369,311	2,233,773
Gross Profit	1,500,651	1,077,098
Operating Expenses
Research and development	1,054,278	557,137
Selling, general and administrative	2,592,745	2,001,871
Depreciation and amortization	108,001	125,660
Total Operating Expenses	3,755,024	2,684,668
Loss From Operations	(2,254,373)	(1,607,570)
Other Income (Expense)
Interest income Loss on investments available for sale	283,951 (262,337)	223,586 --
Loss before provision for income taxes	(2,232,759)	(1,383,984)
Provision for income taxes	24,800	27,660
Net Income (Loss)	(2,257,559)	(1,411,644)

Other Comprehensive Income (Loss)
Unrealized (Loss) on investments Less reclassification adjustment for loss included in net income	(98,314) 262,337	(44,522) --
Comprehensive Income (Loss)	$(2,093,536)	$(1,456,166)
Net Loss Per Share
Basic and diluted	$ (.27)	$ (.17)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,168	8,217,971

Revenues. To date, our revenues have consisted almost entirely of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government.

Contract revenue for the fiscal year ended May 31, 2006 was $3,869,962 compared to $3,310,871 for the fiscal year ended May 31, 2005. The $559,091 increase for the fiscal year ended May 31, 2006 compared to the prior year was due primarily to the increased subcontractor, direct labor and consultant costs to test the 16 beam SOCRATES® system during the three months ended November 30, 2005 at Denver International Airport. Contract revenue for fiscal year ended May 31, 2006 and 2005 also included $142,608 and $39,508, respectively for engineering services we provided to companies conducting research and development in the maritime industry. The revenue increase of $103,100 is part of the overall revenue increase of $559,091.

Costs of Revenues. Subcontractor, consultant and direct labor expenses comprise our costs of revenues. Costs of revenue for the fiscal year ended May 31, 2006 was $2,369,311 or 61.2% of revenue, compared to $2,233,773 or 67.4% of revenue for the fiscal year ending May 31, 2005. The increase in cost of revenues is primarily due to increased cost to test the 16 beam SOCRATES® system in September and October 2005 at Denver International Airport.

When our government contract is funded, charges to direct costs do not generally negatively impact our operating results because each contract covers its own direct costs. However, during periods when our government contract is not funded or if the actual direct cost of a specific task order exceeds its budgeted funding and the government is not willing to reallocate direct costs between task orders, any such costs we may incur are cost overruns, which are not reimbursable and must be funded from our own resources.

Research and Development. Our research and development expense for the fiscal year ended May 31, 2006 was $1,054,278 compared to $557,137 for the fiscal year ended May 31, 2005. The increase in research and development expenses of $497,141 for the fiscal year ended May 31, 2006 was primarily due to the increase of approximately $565,000 for project TIICM™ (Tactical Integrated Illumination Countermeasure) for fiscal year end of May 31, 2006 compared to May 31, 2005 and a decrease of $70,000 in the cost of research and development of our UNICORN™ technology for fiscal year ended May 31, 2006.

Selling, General and Administrative Expenses. As a Federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the Federal Government. Allowable and unallowable selling general and administrative expenses for the fiscal years ending May 31, 2006 and May 31, 2005 are detailed and discussed below.

TABLE 1

Detail increase/(decrease)
by account for the
fiscal years

Unallowable
Selling, general & administrative expenses
 Stock based compensation
Director and officer
insurance
Investor relations
Legal and professional
Lobbying
All other
Total

Allowable
Selling, general & administrative expenses
     Salaries and wages
     Employee benefits
     Business development
     Directors fees
     Consulting fees
     Insurance expense
     All other
Total

Total selling, general and
administrative expenses

May 31, 2006 $4,769 -- 14,790 208,872 170,927 156,374 $555,732 $ 407,084 479,246 227,733 170,267 214,633 148,073 389,977 $ 2,037,013 $ 2,592,745	May 31, 2005 $109,964 99,044 52,822 222,172 163,857 151,194 $799,053 $ 219,103 341,135 140,412 106,920 21,156 3,711 370,381 $ 1,202,818 $ 2,001,871	Increase / (Decrease) $(105,195) (99,044) (38,032) (13,300) 7,070 5,180 $(243,321) $ 187,981 138,111 87,321 63,347 193,477 144,362 19,596 $ 834,195 $ 590,874

Salaries and wages: The increase in salary and wages is primarily due to the addition of C. Robert Knight to the administrative staff as Secretary and General Counsel. For the fiscal year ended May 31, 2006, the total wages and salaries was $157,700, compared to $0 for this position in the fiscal year ended May 31, 2005. In addition, the Company had increased secretarial support staff.

Employee benefits: The increased benefits are associated with the addition to staff of C. Robert Knight, the increase in the cost of health insurance and the issuance of an employee bonus in January 2006.

Business development: The increase in business development included trips to Germany to discuss our SOCRATES® technology and WVAS technology with Frankfort Airport Authority and to France for discussions with Airbus. We also incurred expenses in preparation for the Farnborough International Air Show in England starting July 17, 2006. We also incurred cost for trips to talk with government and industry representatives to discuss opportunities for funding the development of our TIICM™ technology.

Director's fees: There have been several unscheduled meetings of our board of directors and committee meetings concerning management succession planning, staffing and employee issues and there have been additional compliance, disclosure and ethics oversight committee meetings.

Consulting fees: We retained a consulting firm to provide market analysis and strategic planning for our UNICORN™ technology. The total cost for this consulting firm was $161,698 for fiscal year ending May 31, 2006. The balance of the increase was the result of additional costs of contract labor to support accounting and administration.

Insurance: For all of FY2005, our interpretation of the Federal Acquisition Regulations considered our Directors and Officers (D&O) insurance an unallowable expense. During a Defense Contract Audit Agency audit in September, 2005, we received a favorable opinion as to the allowability of D&O insurance. All D&O insurance is allowable for FY 2006. In addition, all insurance premiums have increased for FY 2006.

The operating losses for fiscal years ended May 31, 2006 and May 31, 2005 are primarily due to five unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) expenses during unfunded periods, 4) unabsorbed operating expenses, and/or, 5) corporate research and development primarily for TIICM™. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

TABLE 2

For the Fiscal Years Ended
5-31-06	5-31-05

1.     Unallowable, selling, general and
administrative expenses (1) (2)
2.     Contract cost overruns
3.     Expenses during unfunded period
4.     Unabsorbed operating expenses
5.     Corporate Research and Development

Total

$555,732 126,052 -- 1,033,498 626,440 $2,341,722	$799,053 -- 401,903 554,666 58,851 $1,814,473

Notes:

(1) Includes $4,769 of stock based compensation expense for the fiscal year ended 5-31-06.
(2) Includes $109,964 of stock based compensation expense for the fiscal year ended 5-31-05.

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. The primary reasons for the decrease in unallowable expenses for the fiscal year ending May 31, 2006 compared to that ending May 31, 2005 were decreased stock based compensation of $105,195, decreased unallowable D&O insurance of $99,044 and decreased unallowable investor relations of $38,032.

(2) Contract Cost Overruns. Contract cost overrun for the fiscal year ended May 31, 2006 represents direct labor, overhead and consulting expense, in excess of the contract funding to complete Task Order No T0001 of our current government contract.

(3) Expenses During Unfunded Period. For the year ended May 31, 2005, there was a three month period, September through November 2004 during which most of our contract work was unfunded. We had contract funding during all of our fiscal year ended May 31, 2006.

(4) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the government pursuant to the terms of our government contracts. The table below details the increase of $478,832 from FY 2005 to FY 2006.

Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption / billings to government Increase in unabsorbed operating expenses	May 31, 2006 $ 2,037,013 $ 434,429 $(1,437,944) $ 1,033,498	May 31, 2005 $ 1,202,818 $ 414,793 $(1,062,945) $ 554,666	Increase / (Decrease) $ 834,195 $ 19,636 $ (374,999) $ 478,832

(5) Corporate Research and Development. The increase of $567,589 for fiscal year ending May 31, 2006 compared to 2005 was due primarily to the development of our TIICM™ technology. This category represents primarily R&D for TIICM™ with minor amounts for other areas of interest.

Liquidity and Capital Resources

Our liquidity is primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our fourth contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor and was initially funded at $1,695,029 and a second task order has provided additional funding of $1,409,025. Our funded contract backlog for our Phase IV contract as of May 31, 2006 was $1,211,484 and this backlog will fund our allowable operating expenses to approximately December 31, 2006.

As of May 31, 2006 and May 31, 2005, our cash and investments were $6,145,398 and $7,888,831, respectively. The decrease in cash on hand and investments of approximately $1,743,000 was primarily attributable to the net loss of approximately $2,258,000 and purchases of equipment and patent costs of approximately $131,000, offset by the decrease in accounts receivables/other receivables of approximately $519,000, and depreciation and amortization expense of approximately $108,000 for the fiscal year ended May 31, 2006.

As of May 31, 2006, we had other receivables of $96,673 compared to $330,010 as of May 31, 2005. The decrease is due to the billing and cash receipt of approximately $291,000 of previously unbilled receivable rate difference on our Phase III contract and the addition of approximately $58,000 for retained fees on our Phase III and IV contracts for the fiscal year ended May 31, 2006.

As of May 31, 2006, our accounts receivable were $130,001 compared to $415,617 as of May 31, 2005. The balance as of May 31, 2006 reflects the decrease in contract revenue of approximately $286,000 for the month ended May 31, 2006 compared to the month ended May 31, 2005. The decrease in revenue was due primarily to a decrease in subcontract costs for the month ending May 31, 2006. As of May 31, 2006 other current assets were $264,750 compared to $51,721 as of May 31, 2005. This increase of $213,029 is due to reimbursable legal fees we incurred of $215,488 which primarily were for the preparation of a motion to dismiss a class action suit brought against us on July 14, 2004. Our current director's and officer's insurance policy has a $200,000 deductible and the $215,488 of reimbursable legal fees is the excess of the deductible for which we expect to receive insurance proceeds.

We had total current liabilities, including accounts payable, of $831,965 as of May 31, 2006 compared to $769,653 as of May 31, 2005. Accounts payable as of May 31, 2006 were $603,538, which included $80,164 to our subcontractor, Lockheed Martin Corporation, $202,716 to four law firms, $101,235 to consultants for our UNICORN™ market study, and $219,423 in other expenses compared to accounts payable as of May 31, 2005 of $589,313, which included $319,391 to Lockheed Martin, $64,544 in legal fees and $205,378 in other expenses.

We anticipate that our funded contract balance for Task Orders 0001 and 0002 of our Phase IV contract of approximately $1,200,000 as of May 31, 2006 will fund our contract costs for SOCRATES® research and development until approximately December 31, 2006. During this period, we anticipate that we will fund a substantial portion of our other operating costs from our own cash and investments on hand.

For the three month period from June 1, 2006 to August 31, 2006, we have estimated and expect to incur approximately $225,000 in non-contract unallowable and unabsorbed operating expenses, $200,000 in contract cost overruns and approximately $250,000 in corporate research and development for project TIICM™. During this period, we have estimated and expect to receive approximately $25,000 in fees from our contract billing, and approximately $70,000 of interest income. Assuming we achieve these estimates, as to which we can make no guaranty or assurance, we estimate our available cash and investments is approximately $5,600,000 as of August 31, 2006. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after December 31, 2006. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate of cash and investments. However, we believe that we will be able to adjust our operations to cover expenses at least through May 31, 2007.

Our use of cash projections does not consider additional funding from our $9.815 million SOCRATES® research and development contract received September 15, 2005 beyond the current task order funding of $3.104 million. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or WVAS, of which there is $0 in the current federal budget for its fiscal year ending September 30, 2006. We are actively pursuing various sources of funding but there can be no assurance as to whether or when we will obtain such funding. By September 30, 2006, there is a high probability that there will be no government or outside source of funding for the development of our SOCRATES®, UNICORN™, or TIICM™ technology and we can make no assurance as to whether or when we will obtain any such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to draw upon our cash to fund our operations. Without such internal funding, we would be unable to carry on and complete further research and development of SOCRATES® technology or WVAS, as well as our other technologies. However, our own resources are limited and not sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and prospects for success and profitability.

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require the use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure contract funding from the U.S. Government for further research, development and testing of our SOCRATES® wake vortex sensor, incur costs over our budget, or make strategic investments, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guarantee or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

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

All of our contract funding to date, including the current and next anticipated task order, has resulted from earmarks made by the U.S. Congress during its budget and appropriation process. We do not expect to receive further contract funding for fiscal year 2006 in this manner. Rather, we expect our future contract funding, if any, will depend primarily upon and result from the decision of our sponsoring agencies, particularly the FAA, to approve contract funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as part of their agency budget and make funds available for such purpose from amounts appropriated to them by Congress or other sources. There can be no assurance that we will be successful in obtaining any such funding.

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

To date, we have incurred significant net losses, including net losses of $2,257,559 for the fiscal year ended May 31, 2006, $1,411,644 for the fiscal year ended May 31, 2005 and $424,214 for the fiscal year ended May 31, 2004. We had an accumulated deficit of $6,553,440 as of May 31, 2006. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES® or UNICORN™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2006 does not contain contract funding for further research and development of our SOCRATES® technology and, at present, it is too early to determine if we will succeed in obtaining such funding in the federal budget for its fiscal year 2007 that commences October 1, 2006. In any event, we do not anticipate the receipt of additional government funding for our Phase IV SOCRATES® technology contract, if at all, before December 31, 2006. We continue to explore government funding for research and development of our SOCRATES® technology and our other technologies, as well as other sources but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor for inclusion in such a system, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as a result of, among other things, lack of progress or set backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, UNICORN™ or TIICM™ technologies and to market our products. Termination or reduction of contract funding from the federal government could prevent or delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

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

Our business has relied on a strategic alliance with Lockheed Martin Corporation.

In May 1997, we signed a teaming agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES® based products. This agreement will expire in May 2007, unless certain earlier termination provisions occur or the agreement is extended by mutual agreement. The agreement stipulates that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES® wake vortex sensor. Although to date we have generally worked in close cooperation with Lockheed Martin Corporation, we do not expect that this relationship will be sustained. Future disagreements as to work scope, revenue share, profit margins, ownership of intellectual property, or technical, marketing, or management philosophy, could adversely impact the relationship. Since we view our strategic relationship with Lockheed Martin Corporation as an important element of our business plan, any erosion of this relationship could have a negative impact on our business and future value.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. Lockheed Martin Corporation has told us that it was prevented from previously disclosing the patent to us because of a government secrecy order. After consultation with counsel, including our patent counsel, we strongly believe that the Lockheed Martin Corporation patent will not impair the value of our SOCRATES® patent because our SOCRATES® patent is aimed at improving air traffic safety, a use not contemplated by the Lockheed Martin Corporation patent. Furthermore, it is our position that Lockheed Martin Corporation acknowledged and accepted our invention of the SOCRATES® technology in the May 1997 teaming agreement. We have met several times with Lockheed Martin Corporation to discuss the matter and potential opportunities relating to our SOCRATES® patent. Although these discussions are continuing, to date, Lockheed Martin Corporation continues to disagree with our position.

In our continuing discussion with Lockheed Martin Corporation concerning our respective intellectual property claims, Lockheed Martin has asserted that essentially all of its work product, which results from its research and development on SOCRATES® technology pursuant to work orders from us, is its property. We have informed Lockheed Martin that we believe that we own or have rights to use such work product, subject to any rights of the government. While we continued discussions on these and other issues, Lockheed informed us in February 2006 that it would temporarily suspend its contract effort on task order No. T0001 of our Phase IV contract for SOCRATES® technology and related matters until these issues are resolved. We continued to work on task order No. T0001 and T0002 and believe the task orders were minimally impacted by the absence of Lockheed Martin. During May 2006, Lockheed Martin agreed to language concerning SOCRATES® intellectual property that we proposed and lifted its suspension of work and started working on T0001 in June 2006. However, Lockheed Martin has declined to participate and proceed on task order T0002 as it believes that task order is beyond the scope of the teaming agreement.

In order to complete our contractual commitments to the government under T0002, we are working with Intergraph Corporation to be our principal support subcontractor for the emulation of an operational SOCRATES® wake vortex sensor within a conceptual WVAS at Denver International Airport in late 2006 or early 2007.

We can make no assurance as to whether or when these issues will be completely resolved with Lockheed Martin in a satisfactory manner. It is too early for us to assess how this situation will impact us and discussions between us and Lockheed Martin are ongoing. Any further suspension of work by Lockheed Martin could have a material adverse effect upon our ability to obtain further government funding for and carryout research, development of our SOCRATES® technology, as well as on our operations, finances and prospects for successful completion and commercialization of SOCRATES® technology. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

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

We will continue to incur significant expenses for research and development and testing of our SOCRATES®, UNICORN™ and TIICM™ technology and may continue to experience such losses prior to commercialization and thereafter. Our current financial resources are limited and are not sufficient to achieve commercialization of our SOCRATES®, UNICORN™ and TIICM™ technologies. If we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek additional capital. In addition, other unforeseen costs, including, without limitation, marketing, sales and installation and research and development costs of later generation SOCRATES®, UNICORN™ and TIICM™ based products also could require us to seek additional capital. We do not have any credit facilities in place and, should the need for additional capital arise, we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. If we need to obtain additional debt or equity capital, it may include our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

For the life of our public warrants, and the underwriter's warrants issued pursuant to our February 2004 public offering, and our existing unregistered options, the holders thereof are given the opportunity to profit from a rise in the market for our common stock, with a resulting dilution in the interest of all other stockholders. So long as these warrants or options are outstanding, the terms on which we could obtain additional capital may be adversely affected. The holders of these warrants or options might be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by these warrants or options.

Loss of key personnel could adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, Samuel A. Kovnat, Chairman of the Board and Chief Executive Officer, William B. Cotton, Vice Chairman of the Board and President, Frank L. Rees, Executive Vice President and Director, David D. Cryer, Chief Financial Officer and Treasurer, C. Robert Knight, General Counsel, Vice President of Administration and Secretary, and Dr. Neal Fine, Senior Vice President for Technology. The sustained unavailability of any one or more of those individuals for any reason could have a material adverse impact on our operations and prospects.

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

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES® wake vortex sensor at airports or UNICORN™-based collision avoidance systems in small aircraft or TIICM™ in commercial airliners. We estimate that the cost of our SOCRATES® wake vortex sensor will be roughly $9 million to $20 million per airport installation, depending on, among other things, the number and configuration of runways. Due to developments in the market for general aviation collision warning and avoidance products and information we have obtained from our ongoing research, development and engineering of UNICORN™, we now expect the UNICORN™-based system could be more complex than we originally envisioned. As a result, we anticipate the wholesale price of this product could be approximately $25,000 which is substantially greater than the $10,000 price we have previously estimated. As we develop further information on the configuration and components of a UNICORN™-based system for general aviation, related production costs, and rapidly evolving competitive technologies, we will reassess the potential market for a commercial UNICORN™-based collision avoidance system for general aviation. Our current goal is to use and build on the UNICORN™ research and development we have conducted to date for application to unmanned air vehicles, if we can obtain government funding for this purpose. While we have had discussions with the federal government in this regard, it is still too early to assess our prospects for obtaining such funding. Because we have not completed the research, development, and testing of either product or received final approvals for either of them from the federal government, we have not commenced production or marketing efforts. We currently do not anticipate having these products ready for commercial sale for at least several years. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products.

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

Sale of our products will depend on their ability to improve airport, airline, and airplane safety and efficiency. We will take great care to test our products and systems after installation and before actual operation to insure accuracy and reliability. The FAA acquires air traffic control equipment for U.S. airports, and typically assumes the principal product liability risk for such equipment. However, unforeseen problems, misuse, or changing conditions could cause our products and systems to malfunction or exhibit other operational problems. Such problems could cause, or be perceived to cause, airplane accidents, including passenger fatalities. We may receive significant liability claims if governments, airlines, airports, passengers and other parties believe that our systems have failed to perform their intended functions. Liability claims could require us to spend significant time and money in litigation, pay substantial damages, and incur increased insurance premiums, regardless of our responsibility for such failure. Although we plan to maintain liability insurance, such coverage may not continue to be available on reasonable terms or be available in amounts sufficient to cover one or more large claims, and the insurer may disclaim coverage as to any claim.

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

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and our Chairman and Chief Executive Officer and President are defendants in pending class action litigation that alleges violations of federal securities laws and breach of fiduciary duties. A second case alleges contractual interference relating to the development of TIICM™. We firmly believe that the claims contained in both complaints are without merit and intend to conduct a vigorous defense in these matters. However, defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

A large number of shares may be sold in the market following our February 2004 public offering which may cause the price of our securities to decline.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,215,210 shares of our common stock outstanding. Of our outstanding shares, 6,469,972 are eligible for public trading.

Certain events could result in a dilution of your ownership of our common stock.

As of May 31, 2006, we have 8,215,210 shares of common stock and an aggregate of 3,805,300 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 38.40% of our outstanding common stock (including common stock issuable to such person or group within 60 days after May 31, 2006). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

None

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

(b)

Changes in internal controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in the internal controls, and therefore no corrective actions were taken.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information about our Directors is incorporated by reference from the information under the caption "Proposal No. 2 - Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed on or before September 22, 2006.

Item 10. Executive Compensation.

Incorporated by reference from the information under the caption "Executive and Director Compensation" in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed on or before September 22, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information under the caption "Stock Ownership of Certain Beneficial Owners, the Board of Directors, and Executive Officers" in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed on or before September 22, 2006.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed on or before September 22, 2006.

Item 13. Exhibits.

Exhibit No.	Description
3.1 3.2 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 23 31.1 31.2 32.1

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
*Employment Agreement effective as of June 23, 2005, between Flight Safety Technologies, Inc. and
   C. Robert Knight
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

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the information under the captions "Audit and Related Fees" in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed on or before September 22, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
September 6, 2006	By:	/s/ Samuel A. Kovnat

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

Signature	Date
/s/ William B. Cotton	September 6, 2006

William B. Cotton, Director, President

/s/ Frank L. Rees	September 6, 2006

Frank L. Rees, Director, Executive Vice President

/s/ David D. Cryer	September 6, 2006

David D. Cryer, Chief Financial Officer, Treasurer

/s/ C. Robert Knight	September 6, 2006

C. Robert Knight, Secretary, Vice President of Administration/ General Counsel

/s/ Kenneth S. Wood	September 6, 2006

Kenneth S. Wood, Director

/s/ Jackson Kemper	September 6, 2006

Jackson Kemper, Director

/s/ Larry L. Pressler	September 6, 2006

Larry L. Pressler, Director

/s/ Joseph J. Luca	September 6, 2006

Joseph J. Luca, Director

FLIGHT SAFETY TECHNOLOGIES, INC.

Index to the Audited Financial Statements

For the Years Ended May 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flight Safety Technologies, Inc.
Mystic, Connecticut

We have audited the accompanying balance sheets of Flight Safety Technologies, Inc. as of May 31, 2006 and 2005, and the related statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flight Safety Technologies, Inc. as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
July 18, 2006

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
as of
May 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$145,572	$494,837
Contract receivables	130,001	415,617
Investments available for sale, at fair value	1,661,919	2,860,233
Investments held to maturity	4,337,907	4,033,759
Inventory	108,044	108,044
Other current assets	264,750	51,721
Total current assets	6,648,193	7,964,211
Property and equipment, net of accumulated depreciation of $418,656 and $328,608	181,606	208,562
Other Assets:
Intangible assets, net of accumulated amortization of $65,330 and $47,377	230,750	180,562
Investments held to maturity	--	500,002
Other receivables	96,673	330,010
Total other assets	327,423	1,010,574
Total Assets	$7,157,222	$9,183,347

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$603,538	$589,313
Accrued expenses	228,427	180,340
Total current liabilities	831,965	769,653
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,510 shares issued at May 31, 2006 and 8,331,410 at May 31, 2005	8,332	8,331
Additional paid-in-capital	13,070,192	13,069,863
Treasury Stock, 116,300 shares at cost	(199,827)	(199,827)
Accumulated other comprehensive loss	--	(164,023)
Unearned stock compensation	--	(4,769)
Accumulated deficit	(6,553,440)	(4,295,881)
Total stockholders' equity	6,325,257	8,413,694
Total Liabilities and Stockholders' Equity	$7,157,222	$9,183,347

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Income (Loss)
For the Years Ended May 31, 2006 and 2005

	2006	2005
Contract Revenues	$ 3,869,962	$ 3,310,871
Cost of Revenues	2,369,311	2,233,773
Gross Profit	1,500,651	1,077,098
Operating Expenses
Research and development	1,054,278	557,137
Selling, general and administrative	2,592,745	2,001,871
Depreciation and amortization	108,001	125,660
Total Operating Expenses	3,755,024	2,684,668
Loss From Operations	(2,254,373)	(1,607,570)

Other Income (Expense)
Interest income Loss on investments available for sale	283,951 (262,337)	223,586 --
Loss Before Provision For Income Taxes	(2,232,759)	(1,383,984)
Provision for income taxes	24,800	27,660
Net Loss	(2,257,559)	(1,411,644)

Other Comprehensive Income (Loss)
Unrealized (loss) on investments Less: reclassification adjustment for loss included in net income	(98,314) 262,337	(44,522) --
Comprehensive Income (Loss)	$(2,093,536)	$(1,456,166)
Net Loss Per Share
Basic and diluted	$ (.27)	$ (.17)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,168	8,217,971

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For Years Ended May 31, 2006 and 2005
	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive Loss	Unearned Stock Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Capital	Sock
Balance at May 31, 2004	8,331,410	$8,331	$13,105,863	$--	$(119,501)	$(150,733)	$(2,884,237)	$9,959,723
Unearned Stock Compensation	--	--	(36,000)	--	--	145,964	--	109,964
Unrealized Losses on Securities					(44,522)			(44,522)
Purchase of Treasury Stock	--	--	--	(199,827)	--	--	--	(199,827)
Net Loss	--	--	--	--	--	--	(1,411,644)	(1,411,644)

Balance at May 31, 2005	8,331,410	$8,331	$13,069,863	$(199,827)	$(164,023)	$(4,769)	$(4,295,881)	$8,413,694
Unearned Stock Compensation Warrants Exercised	-- 100	-- 1	-- 329	-- --	-- --	4,769 --	-- --	4,769 330
Unrealized Losses on Securities, Net of Reclassification Adjustment	--	--	--	--	164,023	--	--	164,023
Net Loss	--	--	--	--	--	--	(2,257,559)	(2,257,559)
Balance at May 31, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$--	$--	$(6,553,440)	$6,325,257

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For Years Ended May 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(2,257,559)	$ (1,411,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,001	125,660
Non-cash compensation - common stock Loss on investments available for sale	4,769 262,337	109,964 --
Accretion of investment discounts	(150,522)	(87,785)
Changes in operating assets and liabilities:
Decrease in contract receivables	285,616	116,426
(Increase) decrease in other receivables	233,337	(135,531)
(Increase) in other current assets	(213,029)	(22,881)
(Increase) in inventory	--	(108,044)
Increase in accounts payable and accrued expenses	62,312	12,483
Net cash used in operating activities	(1,664,738)	(1,401,352)
Cash flows from investing activities:
Purchase of available for sale securities	--	(2,025,000)
Proceeds from sale of available for sale securities	1,100,000	1,000,000
Purchase of held to maturity securities	(16,421,264)	(9,004,305)
Proceeds from maturity of held to maturity securities	16,767,640	10,050,000
Purchases of property and equipment	(63,092)	(61,562)
Payments for patent costs	(68,141)	(43,980)
Net cash provided by (used in) investing activities	1,315,143	(84,847)
Cash flows from financing activities:
Purchase of treasury stock	--	(199,827)
Proceeds from warrants exercised	330	--
Net cash provided by (used in) financing activities	330	(199,827)
Net (decrease) in cash and cash equivalents	(349,265)	(1,686,026)
Cash and cash equivalents at beginning of year	494,837	2,180,863
Cash and cash equivalents at end of year	$ 145,572	$ 494,837

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies

Significant accounting policies followed by Flight Safety Technologies, Inc. (the Company) in determining financial position and the results of operations are as follows:

(a)     Nature of Business

The Company is engaged in the development of three proprietary sensor technologies: SOCRATES®, UNICORN™ and TIICM™.

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

On May 29, 1997, the Company was awarded its first contract representing Phase I, Task Order No: 0001, in the amount of $1,326,335, sponsored by the Federal Aviation Administration (FAA), to commence the development and "Proof-of-Principle" of SOCRATES®. Since our initial SOCRATES® funding the company has been awarded contracts for the development of our SOCRATES® Technology totaling $19,820,973. Our funded contract backlog as of May 31, 2006 was $1,211,484.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

The Company's Federal contract, which represents 96% and 99% of the revenues for 2006 and 2005, respectively, was issued and is managed by The Volpe Center of the U.S. Department of Transportation. The Company submits, and receives payment on, monthly invoices which represent progress payments covering the Company's total direct and indirect costs on the project.

The Company's primary office is in Mystic, Connecticut, and it also has offices in Baltimore, Maryland; Austin, Texas; and North Kingstown, Rhode Island. In addition to its full-time employees, the Company is further supported by a team of consultants and subcontractors, including Lockheed Martin Corporation, with whom the Company has a long-term Teaming Agreement, ICF Consulting Services, British Telecommunications, Information Systems Laboratories, Microwave Solutions and Georgia Tech Applied Research Corporation.

(b)     Revenue and Cost Recognition

Our contracts with the United States government are cost-reimbursable contracts that provide for a fixed profit percentage (base fee), applied to our actual costs to complete the work. These contracts are subject to audit and adjustment by our customer, and are subject to cost limitations as provided by the contract.

For these contracts, revenue is recorded at the time services are performed based upon actual project costs incurred including a reimbursement for general, administrative, and overhead costs and the base fee. The general, administrative, and overhead costs are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred subject to approval. Revenue may be adjusted for our estimate of costs that may be categorized as disputed or unallowable as a result of cost overruns or the audit process. Project costs include all direct material, labor and subcontracting costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability and final contract settlements may result in revisions to chargeable costs and revenue recorded and are recognized in the period in which the revisions are determined. Revenue related to additional claims under the contract is recorded at the lesser of actual costs incurred or the amount expected to be realized.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

The Company participates in teaming agreements where it is the primary contractor and participates with other organizations to provide services to the Federal government. The Company has managerial and oversight responsibility for team members as well as the responsibility for the ultimate acceptability of performance under the contract. Accordingly, the Company includes as revenues the amounts that it bills under the teaming arrangements and includes as direct costs amounts that are reimbursable or paid to team members.

(c)     Cash and Cash Equivalents

For purposes of reporting cash flows the Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash and cash equivalents.

As of May 31, 2005 the Company classified auction rate securities as cash equivalents. Pursuant to guidance issued by the Securities and Exchange Commission, the Company has reclassified these investments to investments available for sale for all periods presented. This reclassification has no effect on reported income, total assets, or equity.

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

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

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

(e)     Inventory

Inventory consists of long lead SOCRATES® system components purchased to further expand the system. Inventory is accounted for at lower of cost or market, with cost determined on the first-in first-out basis.

(f)     Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. Cost and accumulated depreciation of assets retired or disposed of are removed from the accounts. Gains and losses are recognized upon disposal of assets. The cost of maintenance and repairs is charged to operations as incurred, whereas significant repairs are capitalized.

Estimated useful lives by asset class are as follows:

Machinery & equipment          5 years
Furniture & fixtures                 5 years
Automobiles                             5 years
Software                                   3 years

(g)     Intangible Assets

Intangible assets consist of patent costs associated with SOCRATES®, UNICORN™ and TIICM™. Costs of outside legal counsel related to obtaining new patents are capitalized. Patent costs are being amortized using the straight-line method over the lesser of seventeen years from the date incurred or the remaining life of the underlying patent.

FLIGHT SAFETY TECHNOLOGIES, INC
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

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

(h)     Concentration of Credit Risk

The Company had amounts in excess of $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation. Concentration of credit risk also exists with respect to investment securities and contract receivables. The concentrated risk associated with contract receivables is mitigated by the fact that these receivables are due from the United States Government. The risk for investment securities is mitigated by an Investment Policy which, approved by the Board of Directors, restricts investing in fixed income securities below an "A" rating at the time of purchase and investments in asset backed securities, mortgage backed securities and collateralized mortgage obligations below a "AAA" rating at the time of purchase.

(i)     Research and Development

Company sponsored research and development costs, including proposal costs and un-reimbursed expenditures for developmental activities, are charged to operations as incurred.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

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

(k)     Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the years ended May 31, 2006 and May 31, 2005, the effect of stock options and warrants was antidilutive; therefore, they were not included in the computation of diluted loss per share. The weighted average number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be antidilutive was 3,300,330 and 3,052,494 for the year ended May 31, 2006 and May 31, 2005, respectively.

(l)     Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined based on the available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable (including other receivables), other current assets, accounts payable and accrued expenses approximate fair value at May 31, 2006 and May 31, 2005, because of the short maturity of these financial instruments.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

(m)     Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of investments, inventory, intangible assets and other receivables. Actual results could differ from those estimates.

(n)     Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on net loss and net loss per share as if the fair value accounting prescribed by SFAS No. 123 had been adopted. The Company continued to recognize compensation costs using the intrinsic value based method described in APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations for stock options issued to employees and directors. Under APB No. 25, compensation expense is recognized over the vesting period to the extent that the fair market value of the underlying stock exceeds the exercise price of the employee stock award on the date of grant. Stock options issued under our stock option arrangements generally have no intrinsic value at the grant date and, accordingly, no compensation cost has been recognized for them.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended May 31, 2006	Year Ended May 31, 2005
Net loss as reported	$<2,257,559>	$<1,411,644>
Add: stock-based employee compensation expense included in net loss	$4,769	$109,964
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	$<2,357,406>	$<220,445>
Pro forma net income loss	$<4,610,196>	$<1,552,125>
Earnings per share: Basic and diluted - as reported Basic and diluted - pro forma	$<.27> $<.56>	$<.17> $<.19>

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to value the options granted in the years ended May 31, 2006 and 2005:

	2006	2005
Risk-free interest rate	4.45%	4.75%
Expected dividend yield	None	None
Expected life of options	10 years	10 years
Expected volatility	69%	40%
Weighted-average grant-date fair value	$1.54	$.55

As of May 31, 2006, the Compensation Committee of the Board of Directors elected to accelerate the vesting of stock options previously awarded to employees, officers and directors under the Company's equity incentive compensation arrangements. These options would have vested over the next three years at exercise prices of $3.50 and $6.00 per share. The decision to

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

accelerate vesting of these options was made primarily to reduce compensation costs in the Company's income statements over the next three years as a result of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95" ("SFAS No. 123R"), which requires compensation costs related to share-based payment transactions, including stock options, be recognized in the company's financial statements. The Company will adopt the revised standard in the first quarter of the 2007 fiscal year and will apply it to the options granted or modified after May 31, 2006.

(o)     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards, calculated on a basis consistent with the SFAS No. 123 pro forma disclosures (Note 1(n)). The Company will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter beginning June 1, 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinion (APB) No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application to the earliest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The implementation of this standard will only impact future financial statements to the extent there are future accounting changes or error corrections.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 1 - Summary of Significant Accounting Policies (continued)

(p) Retirement Savings Plan

Effective July 1, 2004, the Company established a Retirement Savings Plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. Employees, as defined in the plan, are eligible to participate on their first day of employment. Under the terms of the Plan, the Company will match up to the employees contribution of 5% of gross pay. The Company matching funds vest 100% with each semi-monthly payroll. The Company matching for the years ending May 31, 2006 and 2005 were $66,924 and $54,758, respectively.

Note 2 - Contract Receivables and Other Receivables

At May 31, 2006 and May 31, 2005 accounts receivable consisted of the following:
	2006	2005
U.S. Government:
Amounts billed (Contract Receivables)	$ 130,001	$ 415,617
Amounts not billed (Other Receivables)	96,673	330,010
	$ 226,674	$745,627

Other receivables include retained fees on Government contracts which represent up to a 15% payment hold back against billable fees, amounts representing differences in actual and provisional overhead and general administrative rates which we expect are recoverable and will be paid by the Government, and other miscellaneous receivables. The aggregate amount recoverable for rate differences as of May 31, 2006 was $0 compared to $291,000 as of May 31, 2005. The portion of other receivables represented by recoverable rate difference for the year ended May 31, 2005 was billed and collected in November 2005. At May 31, 2006, we do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of May 31, 2006 and May 31, 2005.

	2006	2005
Retained Fee
Phase III Socrates	$96,673	$39,010
Recoverable Rate Difference
Phase III Socrates	---	$291,000
Total	$96,673	$330,010

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 3 - Investments

A summary of investments is as follows:
May 31, 2006
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$1,661,919	$ --	$ --	$ 1,661,919
Held to Maturity
Corporate bonds	$3,837,905	$ 789	$ --	$3,838,694
U.S. Government Securities.	500,002	--	(5,472)	494,530
	$4,337,907	$ 789	$ (5,472)	$4,333,224
May 31, 2005
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$3,024,256	$ --	$(164,023)	$2,860,233
Held to Maturity
Corporate bonds	$4,033,759	$ --	$ (4,031)	$4,029,728
U.S. Government securities	500,002	--	(8,282)	491,720
	$4,533,761	$ --	$ (12,313)	$4,521,448

Held-to-maturity securities are due in one year or less as of May 31, 2006.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 3 - Investments (Continued)

Information pertaining to securities with gross unrealized losses at May 31, 2006 and 2005 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

May 31, 2006	Less Than Twelve Months		Greater Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mutual funds	$ --	$ --	$ --	$ --
Corporate bonds	--	--	--	--
U.S. Government securities	--	--	5,472	494,530
Total temporarily impaired securities	$ --	$ --	$ 5,472	$ 494,530

May 31, 2005	Less Than Twelve Months		Greater Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mutual funds	$ --	$ --	$ 164,023	$ 835,233
Corporate bonds	4,031	4,029,728	--	--
U.S. Government securities	8,282	491,720	--	--
Total temporarily impaired securities	$12,313	$4,521,448	$ 164,023	$ 835,233

The Company recognized $262,337 of impairment charges in 2006 related to its investments available for sale. These losses result from the Company's investment in mutual bond funds consisting of common shares of Western Assets / Claymore U.S. Treasury inflation protected securities, which have a credit quality average rating of AAA, an anticipated yield between 5.25% - 5.75% and secondary market liquidity. Management had expected the unrealized loss to decline as the gap between the ten year treasury rate and Consumer Price Index (CPI) rate narrowed as was expected to occur over several months based on relevant economic forecasts. However, despite the narrowing of the gap between the yield on the ten year Treasury note and the CPI, the price of the investment did not improve as expected. The Company considered the severity and duration of these impairments and determined that they were other than temporary, and therefore, recorded an impairment loss. Management considered the severity and duration and the remaining unrealized loss as of May 31, 2006 and determined that it was other than temporary.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 4 - Property and Equipment

Property and equipment at May 31, 2006 and 2005 are summarized by major classifications as follows:
	2006	2005
Machinery and equipment	$290,456	$276,817
Furniture and fixtures	12,515	12,515
Automobiles	220,397	170,944
Software	76,894	76,894
	600,262	537,170
Less: accumulated depreciation	418,656	328,608
	$181,606	$208,562

Depreciation expense for the years ended May 31, 2006 and 2005 was $90,048 and $112,252, respectively.

Note 5 - Intangible Assets

Intangible assets at May 31, 2006 and 2005 consist of patents as follows:

	2006	2005
Cost	$296,080	$227,939
Less Accumulated Amortization	(65,330)	(47,377)
	$230,750	$180,562

Amortization expense for the years ended May 31, 2006 and 2005 was $17,953 and $13,408, respectively. Amortization expense for the next five years is expected to be approximately $18,000 per year.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 6 - Related Party Transactions

The Company utilizes the lobbying services of a firm that is wholly-owned by one of the Company's directors. Total expenses related to these services were $113,300 and $105,500 for the years ended May 31, 2006 and 2005, respectively. As of May 31, 2006, no fees remained unpaid.

The Company utilized one of the Company's Directors for a specific business development assignment and the expense for this service was $23,136 for the year ended May 31, 2006.

The Company leases office space in Baltimore, MD from an officer of the Company for $500 per month on a month to month basis. Total rent expense related to this office space was $6,000 for each the years ended May 31, 2006 and 2005.

Note 7 - Stockholders' Equity

Stock Options

The Company adopted the 2005 Stock Incentive Plan in October 2005. Under the terms of the 2005 Plan, all of our employees, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Under the 2005 Plan, a total of 1,500,000 shares of our common stock are available for issuance, of which 246,600 shares remain available for future awards as of May 31, 2006. In addition, the shareholder vote that approved the 2005 Plan also approved previous awards totaling 570,000 shares of our common stock.

The Compensation Committee of our board of directors, in its discretion, selects the person(s) to whom stock based awards may be granted, the time or times at which such awards shall be granted, the number of shares subject to each such grant, and the term of the award. The exercise price of options granted under the 2005 Plan is determined by the Committee at the time the options are granted but may not be less than 100% of the fair market value of the common stock on the date such option is granted; provided, however, the exercise price of an incentive stock option granted to a 10% or greater shareholder may not be less than 110% of the fair market value of the common stock on the date such option is granted.

Options granted under the 2005 Plan expire no later than ten (10) years from the date of grant; provided that in the case of an incentive stock option granted to a 10% shareholder, the term of the option may be no more than five (5) years from the date of grant. No option may be exercised after the expiration of its term.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 7 - Stockholders' Equity (Continued)

Warrants

The Company had warrants outstanding to purchase the following number of shares as of May 31, 2006 and 2005:

Exercise Price	2006	2005
$3.30	1,514,200	1,514,300
$3.60	270,000	270,000
$5.40	135,000	135,000
$6.00	--	101,072
Total	1,919,200	2,020,372

All outstanding warrants are exercisable as of May 31, 2006 and expire January 29, 2007.

The warrants exercisable at $3.30, above, were issued in conjunction with a public offering in February 2004 (public warrants). We may redeem our public warrants for $0.25 per warrant, subject to adjustment in the event of a stock split, dividend or the like, upon 30 days notice so long as the last reported sale price per share of our common stock as reported by the principal exchange or trading market on which our common stock trades equals or exceeds $10.00 (subject to adjustment) for twenty consecutive trading days ending on the tenth day prior to the date we give notice of redemption. If we give notice of redemption, holders of our public warrants will be forced to sell or exercise the public warrants they hold or accept the redemption price. The notice of redemption could come at a time when, under specific circumstances or generally, it is not advisable or possible to sell or exercise our public warrants.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 7 - Stockholders' Equity (Continued)

A summary of the activity of our outstanding stock options and warrants for the years ended May 31, 2005 and May 31, 2006 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Balance May 31, 2004	632,955	$6.00	2,020,372	$3.62

Expired	(83,334)	6.00	--	--
Granted	420,000	3.50	--	--
Exercised	--	--	--	--
	_	____	_______	_____
Balance May 31, 2005	969,621	$4.92	2,020,372	$3.62
Expired	(487,121)	6.00	(101,072)	6.00
Granted	1,403,600	3.50	--	--
Exercised	--	--	(100)	3.30
Balance May 31, 2006	1,886,100	$3.58	1,919,200	$3.49

The following table summarizes information regarding options outstanding and options exercisable at May 31, 2006:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weight Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$6.00	62,500.88		$6.00	62,500	$6.00
$3.50	1,823,600	9.27	$3.50	1,823,600	$3.50
	1,886,100	8.99	$3.58	1,886,100	$3.58

Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions.

Unearned stock compensation results from common stock issued to employees in fiscal year 2002 and options issued to a director during fiscal year 2004. The balance as of May 31, 2005 of $4,769 was fully amortized during the fiscal year ended May 31, 2006.

Note 8 - Income Taxes

The provision for income taxes for the years ending May 31, 2006 and 2005 is as follows:

	2006	2005
Current tax provision
Federal	--	--
State	$ 24,800	$ 27,660
Total current	$ 24,800	$ 27,660
Deferred tax provision
Federal	--	--
State	--	--
Total deferred	--	--
Total	$ 24,800	$ 27,660

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 8 - Income Taxes (continued)

The tax effects of temporary differences and carryforwards that give rise to deferred taxes as of May 31, 2006 and 2005 are:

	May 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$1,985,000	$ 1,375,000
Property and equipment	3,000	--
Accrued vacation Tax credits	36,700 29,300	22,000 --
Gross deferred tax asset	2,054,000	1,397,000
Valuation allowance	(2,046,300)	(1,384,000)
Deferred tax assets, net of valuation allowance	7,700	13,000
Deferred tax liabilities:
Property and equipment	--	(3,750)
Different book and tax bases of intangible assets	(7,700)	(9,250)
Total deferred tax liabilities	(7,700)	(13,000)
Net deferred tax assets (liability)	$ --	$ --

Current tax for 2006 and 2005 is due to State excise taxes on equity. Cash paid for taxes amounted to $5,300 and $23,217 in 2006 and 2005, respectively.

The Company has recorded a valuation allowance of 100% of the net deferred tax asset because it is more likely than not that the asset will not be realized. The Company has Federal and State net operating loss carryforwards of approximately $7,000,000, to reduce future taxable income, if any. The Federal operating losses expire in various years through 2026 and the State operating losses expire in various years through 2011. Use of net operating losses may be subject to limitations based on ownership changes as defined by the Internal Revenue code.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 8 - Income Taxes (continued)

The reason for the differences between income tax at the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2006	2005
Income tax expense (benefit) at statutory rate	$ (759,140)	$(470,560)
State tax provision, net	(85,700)	(89,980)
Meals and entertainment	6,360	2,730
Non deductible lobbying expense	58,120	55,710
Change in estimated effective rate	142,860	(35,540)
Change in valuation allowance	662,300	565,300
Income tax as reported	$ 24,800	$ 27,660

Note 9 - Commitments

The Company has two leases for office space in Mystic, Connecticut at $1,600 and $1,150 per month, respectively, which expire on March 31, 2008. The Company also leases office space, on a month to month basis, in Baltimore, Maryland, from an officer of the Company at $500 per month. On April 23, 2004, the Company entered into a lease which was extended on May 15, 2006 to May 31, 2007, for office space in North Kingston, Rhode Island at $1,200 per month. Rent expense for all leased space was $48,216 and $48,961 for the years ended May 31, 2006 and 2005, respectively. The Company also has operating leases for a Xerox copier and a 2005 Lincoln Town Car with monthly payments of $433 and $761, respectively. The copier lease expires May 31, 2011 and the Lincoln Town Car lease expires July 31, 2008.

Future Minimum Lease Commitments
Year Ending May 31	Total
2007	$60,228
2008	18,218
2009	6,718
2010	5,196
2011	5,196

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 9 - Commitments (Continued)

In connection with the transfer of the UNICORN™ technology from Advanced Acoustical Concepts, Inc. (AAC) to the Company, the Company has agreed to pay a lump sum of $150,000 to AAC after the Company receives revenues from sales of UNICORN products of $1,000,000 and a continuing 3% royalty on all net sales of UNICORN™ products thereafter. As of May 31, 2006 and 2005, no amounts have been paid or incurred under this commitment.

The Company has commitments with various firms for lobbying services totaling $180,000 for fiscal year 2007.

Note 10 - Teaming Agreement

In connection with SOCRATES®, the Company has entered into a Teaming Agreement (as defined in the Federal Acquisition Regulations with Lockheed Martin Corporation ("Lockheed"). The Company will act as the primary contractor and Lockheed will function as the primary subcontractor. The agreement is for a ten year period ending in May 2007, unless terminated earlier based on specific conditions identified under this agreement. As of May 31, 2006 and 2005, amounts due from the Company to Lockheed were $80,164 and $319,391, respectively.

Note 11 - Contingencies

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers and directors, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b and 20a of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and under Section 11 of the Securities Act of 1933. Plaintiffs' complaint alleges Flight Safety Technologies, Inc. omitted material information on reports filed under the 1934 Act, registration statements filed under the 1933 Act and a statement made on its website which made other statements about SOCRATES® false and misleading. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities. On December 23, 2005, Plaintiffs, through their counsel, filed a consolidated amended complaint, which asserts various violations of federal securities laws including claims under

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
For The Years Ended May 31, 2006 and 2005

Note 11 - Contingencies (continued)

sections 11, 12, and 15 of the Securities Act of 1933 and sections 10(b) and 20 of the Securities Act of 1934. These consolidated amended complaint claims are based on allegations that, among other things, we made misleading statements and failed to fully disclose material information from reports prepared by VOLPE, MIT Lincoln Laboratory and the FAA, concerning the time table and our prospects for achieving operational viability of the SOCRATES® Wake Vortex Sensor, and the characterization of certain litigation involving Samuel A. Kovnat, our Chairman and Chief Executive Officer, that was resolved in 1992. On February 28, 2006 we filed our motion to dismiss plaintiffs' consolidated amended complaint. We firmly believe that the claims contained in the complaints are without merit and we have filed a Motion to Dismiss these suits. We will continue to conduct a vigorous defense in these matters, but it is too early to predict the outcome of this litigation.

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

In June of 2006, Analogic Corporation initiated a lawsuit against us and Sanders Design International (SDI) and certain of its principals to adjudicate the relationship with SDI found in our Teaming Agreement of 2004 with SDI and the antecedent February 2003 License Agreement between Analogic and SDI which Analogic is claiming violates certain intellectual property claims. We are vigorously defending our position, but it is too early to predict the outcome of this litigation.