Form 10QSB
period 2006-08-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2006-10-13
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	August 31, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☐      No ☒

The number of shares of common stock outstanding as of October 13, 2006 was 8,215,210 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheets
as of
August 31, 2006 and May 31, 2006
Unaudited

	August 31, 2006	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,840,265	$145,572
Contract receivables	255,309	130,001
Investments available for sale	1,305,584	1,661,919
Investments held to maturity	500,002	4,337,907
Inventory	108,044	108,044
Other current assets	338,517	264,750
Total current assets	6,347,721	6,648,193

Property and equipment, net of accumulated depreciation of $440,532 and $418,656	160,710	181,606

Other Assets:
Intangible assets, net of accumulated amortization of $70,477 and $ 65,330	243,395	230,750
Other receivables	120,563	96,673
Total other assets	363,958	327,423
Total Assets	$6,872,389	$7,157,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$918,347	$603,538
Accrued expenses	189,139	228,427
Total current liabilities	1,107,486	831,965
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,510 shares issued and 8,215,210 shares outstanding	8,332	8,332
Additional paid-in-capital	13,070,192	13,070,192
Treasury Stock, 116,300 shares at cost	(199,827)	(199,827)
Accumulated other comprehensive income	18,665	--
Accumulated deficit	(7,132,459)	(6,553,440)
Total stockholders' equity	5,764,903	6,325,257
Total Liabilities and Stockholders' Equity	$6,872,389	$7,157,222

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For the Three Months Ended August 31, 2006 and August 31, 2005
Unaudited

	Three Months 2006	Three Months 2005
Contract Revenues	$ 605,360	$ 1,218,460

Cost of Revenues	379,465	781,930
Gross Profit	225,895	436,530
Operating Expenses:
Research and development	11,580	398,451
Selling, general and administrative	833,204	522,740
Depreciation and amortization	27,023	31,405
Total operating expenses	871,807	952,596
Loss from Operations	(645,912)	(516,066)

Other Income (Expense)
Interest income Loss on investments available for sale	72,378 --	61,757 (170,875)
Loss before provision for income taxes	(573,534)	(625,184)
Provision for income taxes	5,485	6,200
Net Loss	(579,019)	(631,384)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less reclassified adjustments	18,665 --	(6,852) 170,875
Comprehensive Loss	$(560,354)	$(467,361)
Net Loss Per Share
Basic and diluted	$ (.07)	$ (.08)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,210	8,215,110

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For the Three Months Ended August 31, 2006 and August 31, 2005
Unaudited
	Common Stock		Additional Paid - In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at May 31, 2005	8,331,410	$8,331	13,069,863	$(199,827)	$(164,023)	$(4,769)	$(4,295,881)	$8,413,694

Unearned stock comp.	--	--	--	--	--	4,769	--	4,769

Other comprehensive income (loss)	--	--	--	--	164,023	--	--	164,023
Net Loss	--	--	--	--	--	--	(631,384)	(631,384)
Balance at August 31, 2005	8,331,410	$8,331	$13,069,863	$(199,827)	$--	$--	$(4,927,265)	$7,951,102

Balance at May 31, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$--	$--	$(6,553,440)	$6,325,257

Other comprehensive income (loss)	--	--	--	--	18,665	--	--	18,665
Net loss	--	--	--	--	--	--	(579,019)	(579,019)
Balance at August 31, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$18,665	$-	$(7,132,459)	$5,764,903

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Three Months Ended August 31, 2006 and August 31, 2005
Unaudited

	For the Three Months Ended August 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(579,019)	$ (631,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,023	31,405
Non-cash compensation - common stock Loss on investment available for sale	-- --	4,769 170,875
Accretion of investment discounts	(39,482)	(27,647)
Changes in operating assets and liabilities:
(Increase) in contract receivables	(125,308)	(245,362)
(Increase) decrease in other receivables	(23,890)	(9,260)
(Increase) in other current assets and other assets	(73,767)	19,144
Increase (decrease) in accounts payable and accrued expense	275,521	134,670
Net cash used in operating activities	(538,922)	(552,790)

Cash flows from investing activities:
Purchase of held to maturity securities	(3,667,613)	(5,047,840)
Proceeds from maturity of held to maturity securities Proceeds from available for sale securities Purchase of available for sale securities	7,545,000 375,000 --	5,105,000 -- --
Purchases of property and equipment	(980)	(54,005)
Payments for patents	(17,792)	(2,606)
Net cash provided by investing activities	4,233,615	549
Net cash provided by (used in) financing activities	--	--
Net decrease in cash and cash equivalents	3,694,693	(552,241)
Cash and cash equivalents at beginning of period	145,572	2,519,837
Cash and cash equivalents at end of period	$3,840,265	$ 1,967,596

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three Months Ended August 31, 2006 and August 31, 2005

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the three months ended August 31, 2006 and August 31, 2005, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the three months ended August 31, 2006 and August 31, 2005 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2006 and May 31, 2005 which are included in our annual report on Form 10-KSB filed on September 6, 2006.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of investments, inventory, intangible assets, and other receivables. Actual results could differ from those estimates.

Stock-Based Compensation

Prior to our current fiscal year which began June 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation for the three months ended August 31, 2005:

Net (loss) as reported	$ (631,384)
Deduct total stock-based employee compensation expense determined under fair value method for all awards	4,769 (33,131)
Pro forma net income	$ (659,746)
Basic shares outstanding Diluted shares outstanding	8,215,110 8,215,110
Earnings per share as reported: Basic Diluted	$0.08 $0.08
Earnings per share, pro forma Basic Diluted	$0.08 $0.08

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to value the options granted in the quarter ended August 31, 2005:

Risk-free interest rate	4.00%
Expected dividend yield	None
Expected life of options	10 years
Expected volatility	40%
Weighted-average grant-date fair value	$.51

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards, calculated on a basis consistent with the SFAS No. 123 pro forma disclosures. The Company adopted SFAS No. 123 (R) on its effective date, commencing with the quarter beginning June 1, 2006.

Adoption of SFAS No. 123(R) did not have a material effect on our financial statements for the three month period ended August 31, 2006 as there were no unvested options outstanding and no options were granted in the three month period ended August 31, 2006.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended August 31, 2006 and August 31, 2005, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive were 3,794,883 and 2,572,634 for the three months ended August 31, 2006 and August 31, 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents as of August 31, 2006 represents cash on hand of $368,483 in checking accounts, $212,977 in money market accounts and an investment in a debt security with a carrying value of $3,258,805 that had a maturity of less than 90 days at the date of purchase.

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

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the three months ended August 31, 2006 and August 31, 2005 was $5,147 and $2,655 respectively. Amortization expense for each of the next five years is currently expected to be approximately $22,000.

Note 2. Investments in Marketable Securities:

A summary of investments as of August 31, 2006 is as follows:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$1,286,919	$ 18,665	$ --	$1,305,584
Held to Maturity
U.S. Government securities	$ 500,002	$ --	$ (2,187)	$ 497,815

Held-to-maturity securities at August 31, 2006 are due in one year or less.

Note 3. Stock Options:

Options may be granted from time to time for shares of common stock as determined by the Board of Directors, subject to any applicable shareholder approval requirements. The stock options granted to date were vested and exercisable as of May 31, 2006. The options are exercisable up to ten years from the date of vesting.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected volatilities are based on the historical volatility of the Company's stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the plan as of August 31, 2006, and changes during the three-month period then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at May 31, 2006	1,886,100	$ 3.58	8.99	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	<20,834>	6.00	--	--
Outstanding at August 31, 2006	1,865,266	$ 3.55	8.74	$0
Exercisable at August 31, 2006	1,865,266	$ 3.55	8.74	$0

Note 4. Warrants:

We have 1,919,200 warrants outstanding as of August 31, 2006. These warrants are comprised of 1,514,200 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 29, 2009.

Note 5. Other Receivables:

Other receivables represent retained fees on government contracts which represent up to a 15% payment hold back against billable fees. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of August 31, 2006 and May 31, 2006.

	August 31, 2006	May 31, 2006
Retained Fee Phase III Socrates Phase IV Socrates Total	$ 96,673 23,890 $120,563	$ 96,673 -- $ 96,673

Note 6. Other Current Assets:

As of August 31, 2006, other current assets were $338,517 compared to $264,750 as of May 31, 2006. This net increase of $73,767 is primarily due to prepaid expenses for refurbishment of our SOCRATES system at the Denver International Airport and is covered by our current insurance policy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2006 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of pending class action litigation alleging violations of federal securities laws, the outcome of Massachusetts federal district court litigation initiated by Analogic Corporation concerning our TIICM™ technology, whether the government will implement wake vortex advisory system at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our current operations have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WakeVAS, that National Aeronautics and Space Administration (NASA) has been developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ended September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ended September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WakeVAS is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $19.8 million in funding. As of August 31, 2006, we have recognized an aggregate of approximately $19.1 million of contract revenue with $0.2 million in contract receivable as of August 31, 2006. Our current SOCRATES® government contract backlog is approximately $0.7 million. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and WakeVAS system technology.

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

On September 25, 2005, we received our fourth successive contract from Volpe in the aggregate amount of approximately $9.8 million to continue research, development and testing of our SOCRATES® technology. The initial task order funding under this new contract provided approximately $1.7 million of contract funding to us and was dated September 25, 2005. On January 27, 2006 we received our second task order under this new contract which provided approximately $1.4 million of additional funding.

The federal budget for U.S. fiscal year ending September 30, 2007 does not contain any further stipulated earmarks for testing and development of SOCRATES®-based technology nor did the federal budget for U.S. in fiscal year ending September 30, 2006 specify any such funding. We are continuing to explore additional funding opportunities from potential sources in the NASA and/or U.S. Department of Transportation (DOT) budgets and from the private sector.

The table below represents the U.S. Government funding to date for our four SOCRATES® contracts.

SOCRATES® Phase	Contract Number	Contract Funding	Period of Performance
I	DTRS-57-97-C-00042	$3,019,355	From June 1, 1997 To July 31, 1999
II	DTRS-57-99-D-00074	$6,062,948	From August 27, 1999 To December 31, 2003
III	DTRS-57-03-D-30024	$7,617,165	From November 1, 2003 To October 15, 2005
IV	DTRT-57-05-D-30115 Task Order No: T0001 DTRT-57-05-D-30115 Task Order No: T0002	$1,695,029 $1,409,025	From September 15, 2005 To Present From January 27, 2006 To Present
Total contract funding to date		$19,803,522

We expect the current task order funding of $1,409,025 to support our current level of effort on SOCRATES® technology research and development through approximately November 30, 2006. Our ability to generate additional revenue under our Phase IV contract is subject to further U.S. government funding and the issuance of additional task orders. The Phase IV contract was awarded on September 25, 2005 for $9,815,140 and if additional funding becomes available under this contract, the remaining amount of $6,711,086 can be funded with new task orders which generally require less administrative effort than a new contract award.

We believe that the federal government has indicated a long-term interest in the development of a wake vortex avoidance system and our SOCRATES® wake vortex sensor for potential inclusion in such a system. In 2003, the federal government began an initiative to develop the Next Generation Air Traffic System (NGATS). NGATS is intended to be a more flexible and automated system "capable of meeting up to two or three times the current capacity demand by the year 2025". The federal government's Joint Planning and Development Office (JPDO) oversees a coalition of government agencies which are involved in developing NGATS, including the U.S. Departments of Transportation, Defense, Homeland Security and Commerce and the FAA, NASA and White House Office of Science and Technology Policy. These organizations have developed a "roadmap" that defines the technologies that must be developed and implemented in order to achieve the goals of NGATS. Among those technologies are systems which allow for enhanced safety as well as increased throughput of air traffic at airports through reduction of the applied spacing between aircraft. This reduction will be accomplished, in part, "based on ground-based wake vortex detection and prediction," expected to be implemented and tested in the U.S. fiscal years 2008-2011 timeframe.

To our knowledge, the FAA has no plans to apply sufficient resources to the development of a WVAS incorporating both prediction and detection in time for implementation and testing in the timeframe called for by the NGATS roadmap. This disparity between the roadmap and FAA budgeting has been noted in Congressional communications to the FAA and we expect will be the subject of future discussions between the FAA and Congress although there can be no assurances as to the pace or outcome of any such discussions.

We believe that the WakeVAS system we are assisting to develop, which may incorporate the SOCRATES® wake vortex sensor, will be the only system that could include both wake vortex prediction and detection. However, there is currently no funding for further research and development of SOCRATES® technology or WakeVAS in the current FAA budget for its fiscal year ending September 30, 2007 and we received no such funding in the federal budget for its fiscal year ended September 30, 2006. We are pursuing other sources of government and private funding for research and development of SOCRATES® technology, but can make no assurances of whether or when we will obtain such additional funding. Our inability to obtain or any delay in such contract funding for research and development of SOCRATES® and/or WakeVAS technology from the federal government could eliminate or delay achievement of profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our SOCRATES® technology research and development and our financial condition.

From June 1, 1997, to the present we have advanced the SOCRATES® concept through various research and development milestones and now have a 16 beam SOCRATES® sensor installed at Denver International Airport where we anticipate the sensor will undergo further testing in our fiscal year ending May 31, 2007. Our current contract Task Order No. T0002 statement of work includes system engineering and development of a concept of operations for a functional emulation of a WakeVAS and preparation for additional field testing.

During the 2006 New Years Eve holiday period, there was a break-in and vandalism at our SOCRATES® sensor test site at Denver International Airport. A number of items were stolen from the SOCRATES® sensor van as well as from the U.S. Department of Transportation Volpe trailer on site. Damage to SOCRATES® sensor optoelectronics also occurred as a result of fire retardant chemicals being sprayed by the perpetrators. As of August 31, 2006, the SOCRATES™ sensor has not been fully restored but we believe the sensor will be ready for additional testing commencing October 2006. There can be no guarantee or assurance of a complete restoration. We have insurance coverage for the damage to the SOCRATES™ sensor.

We also are pursuing development of an airborne collision and ground proximity warning system for aircraft that we refer to as UNICORN™. We believe that UNICORN™ may have application to manned and unmanned air vehicles operated for a variety of private and governmental purposes. As of August 31, 2006, our direct cumulative research and development expenses for UNICORN™ total approximately $1,286,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test has been analyzed and the results were favorable. We have engaged a placement agent to assist us in pursuing a tax advantaged joint venture financing to complete the research and development of our UNICORN™ technology for general aviation aircraft and unmanned aerial vehicles (UAV's). In support of this effort we have incurred legal and consultant expenses of approximately $250,000 for the preparation of a market assessment and business plan. The market assessment was prepared by Charles River Associates based in Boston, Massachusetts. There can be no guarantee or assurance that we will complete a financing to fund our UNICORN™ research and development. If we do not complete such a financing, we will continue to pursue private and federal government funding to develop UNICORN™ UAV applications.

During fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of August 31, 2006 our cumulative independent research and development expense for TIICM™ is approximately $690,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. fiscal year 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI expects to receive $1 million in funding from an extension to their Phase II Small Business Innovative Research (SBIR) contract with the U.S. Air Force for further TIICM™ research and development. This funding is expected to come half from the U.S. Air Force and half from the Department of Homeland Security. FST expects to participate in a subcontract from SDI to support this further development, test and maturation of TIICM™ technology, although there can be no assurance of whether or when we will receive such contract or the amount of such subcontract. There can be no assurance that any new patents on TIICM™ will be issued, or that we will derive any revenue or profit from TIICM™, nor any expectation that we will receive any government or commercial funding for TIICM™. Prospects for development of TIICM™ may be adversely influenced by pending litigation that Analogic Corporation, which previously had supported development of TIICM™, brought against us and SDI.

We have experienced significant losses since our inception. The loss for the three months ended August 31, 2006 was $579,019. Losses for the fiscal years ending May 31, 2006, 2005, and 2004 were $2,257,559, $1,411,644 and $424,214, respectively. The net loss for our fiscal year ended May 31, 2004 was caused primarily by two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses, (2) expenses during a partially unfunded period, and (3) unrecoverable and/or unabsorbed operating expenses. The loss for the fiscal year ended May 31, 2006 and the three months ended August 31, 2006 was caused by (1) unallowable expenses, (2) contract cost overruns, (3) unrecoverable and unabsorbed operating expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed these estimates and assumptions with our finance and audit committee. Subjective judgments may have a material impact on our financial statements, including recoverability of inventory and intangible assets and insurance claims receivable.

In addition, Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the three months ended August 31, 2006. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses for the three months ended August 31, 2006 unreasonable for a company our size. For rate setting purposes, we have excluded approximately $350,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the three months ended August 31, 2006. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended August 31, 2006 and August 31, 2005

	August 31, 2006	August 31, 2005
Contract Revenues	$ 605,360	$ 1,218,460
Cost of Revenues	379,465	781,930
Gross Profit	225,895	436,530
Operating Expenses
Research and development	11,580	398,451
Selling, general and administrative	833,204	522,740
Depreciation and amortization	27,023	31,405
Total Operating Expenses	871,807	952,596
Loss From Operations	(645,912)	(516,066)
Other Income (Expense)
Interest income Loss on investments available for sale	72,378 --	61,757 (170,875)
Loss before provision for income taxes	(573,534)	(625,184)
Provision for income taxes	5,485	6,200
Net Income (Loss)	(579,019)	(631,384)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less reclassification adjustment for loss included in net income	18,665 --	(6,852) 170,875
Comprehensive Income (Loss)	$(560,354)	$(467,361)
Net Loss Per Share
Basic and diluted	$ (.07)	$ (.08)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,210	8,215,110

Revenues. To date, the majority of our revenues have consisted of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government. In addition, during the three months ended August 31, 2006 and 2005 we had revenue of $63,057 and $4,933 respectively generated for engineering services provided to companies conducting research and development in the maritime industry. The current backlog for these services is approximately $395,000.

Government contract revenue for the three months ended August 31, 2006 was $542,303 compared to $1,213,527 for the three months ended August 31, 2005. The $671,224 decrease in revenue for the three months ended August 31, 2006 compared to the same period in the prior year was due primarily to the significant effort we undertook in the prior year period to prepare a 16 beam SOCRATES system for testing.

Costs of Revenues. Subcontractor, consultant and direct labor expenses comprise our costs of revenues. Costs of revenue for the three months ended August 31, 2006 was $379,465 or 62.7% of revenue, compared to $781,930 or 64.2% of revenue for the three months ended August 31, 2005. The decrease in cost of revenues is primarily due to the decrease in subcontractor, and consultant costs that were associated with development of the 16 beam system during the three months ended August 31, 2005.

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

Research and Development. Our research and development expense for the three months ended August 31, 2006 was $11,580 compared to $398,451 for the three months ended August 31, 2005. The decrease in research and development expenses of $386,871 for the three months ended August 31, 2006 was primarily due to the decrease of approximately $100,000 of research and development expense for project TIICM™ (Tactical Integrated Illumination Countermeasure) for three months end of August 31, 2006 compared to August 31, 2005 and a decrease of $286,000 in the cost of research and development of our UNICORN™ technology for three months ended August 31, 2006. We are waiting to see if we will be able to raise funding for UNICORN™ through a joint venture between us and private investors before we determine whether to continue the project and incur further research and development expenses for UNICORN™.

Selling, General and Administrative Expenses. As a Federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the Federal Government. Allowable and unallowable selling general and administrative expenses for the fiscal quarters ending August 31, 2006 and 2005 are detailed as follows:

Unallowable
Selling, general & administrative expenses
 Stock based compensation
Director and officer insurance
Legal and professional
Lobbying
All other
Total

Allowable
Selling, general & administrative expenses
    General and administrative
          salaries and wages
    Business development salaries
          and wages
    Business development travel
    Employee benefits
    Legal and professional
    Insurance
    All other
Total

Total selling, general and
administrative expenses

August 31, 2006 $ -- -- 178,559 42,803 30,512 $251,874 $ 125,545 67,991 39,414 113,730 117,196 38,122 79,332 $ 581,330 $ 833,204	August 31, 2005 $4,769 22,250 46,260 36,980 41,235 $151,494 $ 86,609 28,805 1,534 86,616 82,178 12,148 73,356 $ 371,246 $ 522,740	Increase / (Decrease) $(4,769) (22,250) 132,299 5,823 (10,723) $100,380 $ 38,936 39,186 37,880 27,114 35,018 25,974 5,976 $ 210,084 $ 310,464

Allowable General and Administrative Salaries and Wages: The increase for the three month period ended August 31, 2006 in general and administrative salary and wages is primarily due to the addition of an office manager for our Austin, Texas office, increased requirements for our Mystic, Connecticut office manager and accounting staff and a full three months of expense for our General Counsel, Vice President of Administration and Corporate Secretary compared to two months of such expense for the same period in our fiscal year 2005.

Allowable Business Development Salaries and Wages and Travel: The combined increase for business development of approximately $77,000 was due to our efforts to secure additional funding for our three technologies, SOCRATES, UNICORN, and TIICM, and included presentations to industry and government agencies in Boston, Massachusetts, Washington, D.C., Memphis, Tennessee, and Anchorage, Alaska, as well as trade shows in Oshkosh, Wisconsin, and Farnborough International Air Show in England and initial expenses for business development trips to Dubai and Singapore. The business development costs for the three months ended August 31, 2005 primarily related to our SOCRATES technology.

Allowable Employee Benefits: Total payroll for the three months ended August 31, 2006 increased by two full time employees, compared to the three months ended August 31, 2005, which increased payroll tax, health insurance and 401K plan matched expenses.

Allowable Legal and Professional: Allowable legal and professional fees increased for the three months ended August 31, 2006 compared to the three months ended August 31, 2005 due to consulting expense from a consulting firm for a UNICORN™ market assessment, legal fees due to the efforts of our outside counsel in securing a Federal Communication Commission experimental license for UNICORN™ technology and preparing and filing our various SEC filings.

Allowable Insurance: For the three months ended August 31, 2005, our interpretation of the Federal Acquisition Regulations considered our Directors and Officers (D&O) insurance an unallowable expense. During a Defense Contract Audit Agency audit in October, 2005, we received a favorable opinion as to the allowability of D&O insurance expense. For the three months ended August 31, 2006, D&O insurance is therefore an allowable expense and primarily accounts for the increase in insurance expense.

The operating losses for three months ended August 31, 2006 and August 31, 2005 are primarily due to four unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) unrecoverable and unabsorbed operating expenses, and 4) corporate research and development primarily for TIICM™. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

For the Three Months Ended
	8-31-06	8-31-05

1. Unallowable, selling, general and administrative expenses (1) 2. Contract cost overruns 3. Unabsorbed operating expenses 4. Corporate research and development Total	$251,874 135,725 344,725 5,168 $737,492	$151,494 -- 321,161 106,738 $579,393

Notes:

(1) Includes $0 and $4,769 of stock based compensation expense for the three months ended August 31, 2006 and 2005, respectively.

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. The primary reasons for the increase in unallowable expenses of $100,380 for the three months ending August 31, 2006 compared to that ending August 31, 2005 were increased legal fees of approximately $135,000 due to the defense of the lawsuit Analogic Corporation brought against us on June 16, 2006 and of approximately $25,000 for preparation of a tax advantaged joint venture to complete development of our UNICORN™ technology, offset by decreased unallowable D&O insurance of approximately $22,000 and decreased other unallowable expenses of approximately $37,000.

(2) Contract Cost Overruns. Contract cost overruns for the three months ended August 31, 2006 represent direct labor, overhead, subcontractor and consulting expense, in excess of the contract funding to complete tasks for program management, concept of operations and technical remediation as part of Task Order No T0001 and T0002 of our current government contract. There were no contract cost overrun for the three months ended August 31, 2005.

(3) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the government pursuant to the terms of our government contracts. The table below details the increase of $23,564 for the three months ended August 31, 2006 compared to 2005.

Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption / billings to government Increase in unabsorbed operating expenses	August 31, 2006 $ 581,330 $ 22,687 $(259,292) $ 344,725	August 31, 2005 $ 371,246 $ 315,313 $(365,398) $ 321,161	Increase / (Decrease) $ 210,084 $(292,626) $ 106,106 $ 23,564

(4) Corporate Research and Development. The decrease of $101,570 for the three months ending August 31, 2006 compared to 2005 was due primarily to the decision to significantly reduce expenses for the research and development of our TIICM™ technology as we determine the impact the Analogic Corporation lawsuit has on our TIICM™ research and development project.

Liquidity and Capital Resources

Our liquidity is primarily provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our most recent contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor. Our Phase IV SOCRATES® contract was initially funded at $1,695,029 and a second task order provided additional funding of $1,409,025. Our funded contract backlog for our Phase IV contract as of August 31, 2006 was $659,658 and this backlog will fund most of our subcontractor and consulting expenses and our allowable operating expenses to approximately November 30, 2006.

As of August 31, 2006 and May 31, 2006, our cash and investments were $5,645,851 and $6,145,398, respectively. The decrease in cash on hand and investments of approximately $500,000 was primarily attributable to the net loss of approximately $579,000 and purchases of equipment and patent costs of approximately $19,000, offset by the change in operating assets and liabilities of approximately $52,000, and depreciation and amortization expense of approximately $27,000 for the three months ended August 31, 2006.

As of August 31, 2006, we had other receivables of $120,563 compared to $96,673 as of May 31, 2006. The increase is due to the addition of approximately $24,000 for retained fees on our Phase IV SOCRATES® contract for the three months ended August 31, 2006.

As of August 31, 2006, our accounts receivable were $255,309 compared to $130,001 as of May 31, 2006. The balance as of August 31, 2006 reflects the increase in contract revenue of approximately $125,000 for the month ended August 31, 2006 compared to the month ended May 31, 2006. The increase in revenue was due primarily to an increase in billings to the government for subcontractor activity and related costs for the month ending August 31, 2006. As of August 31, 2006, our current assets were $338,517 compared to $264,750 as of May 31, 2006. This increase of $73,767 is due to reimbursable legal fees we incurred for the preparation of a motion to dismiss a class action suit and expenses for the refurbishment of the DIA Test site, both of which are covered by insurance policies.

We had total current liabilities, including accounts payable, of $1,107,486 as of August 31, 2006 compared to $831,965 as of May 31, 2006. Accounts payable as of August 31, 2006 were $918,347, which included $201,174 to our subcontractor, Lockheed Martin Corporation, $311,173 to four law firms, $123,020 to consultants for our UNICORN™ market study, and $282,980 in other expenses compared to accounts payable as of May 31, 2006 of $603,538, which included $80,164 to Lockheed Martin, $202,716 in legal fees; $101,235 to consultants for our UNICORN™ market study, and $219,423 in other expenses. The majority of the legal fees payable are included in other current assets and will be paid when we are reimbursed by our insurance company.

We anticipate that our funded contract balance for Task Orders 0001 and 0002 of our Phase IV contract of approximately $660,000 as of August 31, 2006 will fund our allowable contract costs for SOCRATES® research and development until approximately November 30, 2006. During this period, we anticipate that we will fund a substantial portion of our other operating costs from our own cash and investments on hand.

For the three month period from September 1, 2006 to November 30, 2006, we have estimated and expect to incur approximately $150,000 in non-contract unallowable expenses, $250,000 in unabsorbed operating expenses and $175,000 in contract cost overruns. During this period, we have estimated and expect to receive approximately $25,000 in fees from our contract billing, and approximately $70,000 of interest income. Assuming we achieve these estimates, as to which we can make no guaranty or assurance, we estimate our available cash and investments would be approximately $5,200,000 as of November 30, 2006. Any acceleration or delays in the performance of these contracts by us or our subcontractors could, respectively, exhaust or extend our contract funding prior to or after November 30, 2006. In either event, we might be required to draw upon our cash before we anticipate which would reduce the foregoing estimate of cash and investments. However, we believe that we will be able to adjust our operations to cover expenses through May 31, 2007 and based on current expectations and assumptions as to levels of activity and costs incurred, have estimated our cash and investments balance would be approximately $4,500,000 at the end of our fiscal year ending May 31, 2007. Increases in costs, lack of government funding and many other factors could reduce our cash and investments faster than we expect and we can provide no assurance our actual cash and investments will be as estimated at any given date. These estimates also do not include any equity contribution or assurance of performance we expect to make if we proceed with a joint venture to develop our UNICORN™ technology.

Our cash projections do not consider additional funding from our $9.815 million SOCRATES® research and development contract received September 15, 2005 beyond the current task order funding of $3.104 million. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or WakeVAS, of which there is no funding specified in the current federal budget for its fiscal year ending September 30, 2006 and $0 in the FAA budget for fiscal year ending September 30, 2007. We are actively pursuing various sources of funding but there can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to internally fund our operation by drawing upon our cash and investments. Without such internal funding, we would be unable to carry on and complete further research and development of SOCRATES® technology or WakeVAS, as well as our other technologies. However, our own resources are limited and may not be sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and prospects for success and profitability.

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

All of our contract funding to date, including the current and next anticipated task order, has resulted from earmarks made by the U.S. Congress during its budget and appropriation process. We do not expect to receive further contract funding in this manner. Rather, we expect our future contract funding, if any, will depend primarily upon and result from the decision of our sponsoring agencies, particularly the FAA, to approve contract funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex avoidance system as part of their agency budget and make funds available for such purpose from amounts appropriated to them by Congress or other sources. The FAA has not as yet included such funding in its budget and there can be no assurance that we will be successful in obtaining any such funding.

We have not as yet received any revenue from the commercial sale of any products. We do not anticipate receiving any such revenue unless and until our SOCRATES®, UNICORN™ or TIICM™ based products become operational, which could take several years. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. Estimates for UNICORN™ have recently been evaluated by an outside consulting firm. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of $579,019 for the three months ended August 31, 2006, $2,257,599 for the fiscal year ended May 31, 2006 and $1,411,699 for the fiscal year ended May 31, 2005. We had an accumulated deficit of $7,132,459 as of August 31, 2006. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES®, UNICORN™ or TIICM™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2006 did not contain contract funding for further research and development of our SOCRATES® technology and, neither the FAA nor any other U.S. government agency has proposed such funding in the federal budget for U.S. fiscal year 2007 that commenced October 1, 2006. We continue to explore and incur significant business development expenses for government funding for research and development of our SOCRATES® technology and our other technologies, as well as other sources but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor for inclusion in such a system, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as a result of, among other things, lack of progress or set-backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, UNICORN™ or TIICM™ technologies and to market our products. Termination or reduction of contract funding from the federal government could prevent or delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

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

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our SOCRATES®, UNICORN™ and TIICM™ technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES® would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WakeVAS by controllers and pilots. We believe this conclusion was premature and based on an incomplete understanding of SOCRATES® and its operational potential. In our opinion, the testing and analysis we have conducted has increasingly supported this potential and resulted in the continuation of funding for our government contracts for research, development and testing of our SOCRATES® technology. However, there still are technical, engineering and program integration hurdles we must meet to develop SOCRATES® into an operational sensor, including, but not limited to, expanding the sensor to at least sixteen and as many as thirty-two laser beams, integrating the sensor into and with the other components of WakeVAS, and developing operating protocols for WakeVAS that define how it would be used by air traffic controllers and pilots. In the case of UNICORN™, we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN™. We might not successfully complete the development of our SOCRATES®, UNICORN™ or TIICM™ technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

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

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. Lockheed Martin Corporation has told us that it was prevented from previously disclosing the patent to us because of a government secrecy order. After consultation with counsel, including our patent counsel, we strongly believe that the Lockheed Martin Corporation patent will not impair the value of our SOCRATES® patent because our SOCRATES® patent is aimed at improving air traffic safety, by detection of atmospheric turbulence, a use not contemplated by the Lockheed Martin Corporation patent. Furthermore, it is our position that Lockheed Martin Corporation acknowledged and accepted our invention of the SOCRATES® technology in the May 1997 teaming agreement. We have met several times with Lockheed Martin Corporation to discuss the matter and potential opportunities relating to our SOCRATES® patent. Although these discussions are continuing, to date, Lockheed Martin Corporation continues to disagree with our position.

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

In order to complete our contractual commitments to the government under T0002, we are working with Intergraph Corporation as our principal support subcontractor for the emulation of an operational wake vortex system with demonstrations planned at Denver International Airport in early 2007.

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

As a result of receiving contract funding from the federal government and our involvement in the field of aviation, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the federal government, we will be subject to many procurement and accounting rules and regulations of the federal government. We are also subject to periodic audits by the Defense Contract Audit Agency, or DCAA. To date, we are current on all D.C.A.A. required audits and our last audit for fiscal year 2006 provisional rates was completed on October 31, 2005 and accepted as submitted. Reports have been issued by the D.C.A.A. to our government customer which have stated that we are performing in accordance with Federal Acquisitions Regulations. There is no assurance that any of the results or contents of any future audits will portray us favorably. These rules and regulations are complex in nature and sometimes difficult to interpret or apply. Adherence to these rules is reviewed by participating agencies of the federal government. If such agencies suspect or believe that violations of procurement or accounting rules and regulations have occurred, they may refer such matters to other enforcement divisions of the federal government, such as the U.S. Attorney's Office or the Inspector General's office. If we violate these rules and regulations, even if unintentionally, we may have to pay fines and penalties or could be terminated from receiving further funding from the federal government. If we market, sell and install our products in foreign countries, the laws, rules and regulations of those countries, as well as certain laws of the United States, will apply to us. Existing as well as new laws and regulations of the United States and foreign countries which regulate aviation and airports could also adversely affect our business.

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

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES® wake vortex sensor at airports or UNICORN™-based collision avoidance systems in small aircraft or TIICM™ in commercial airliners. We estimate that the cost of our SOCRATES® wake vortex sensor will be roughly $10 million to $20 million per airport installation, depending on, among other things, the number and configuration of runways. Due to developments in the market for general aviation collision warning and avoidance products and information we have obtained from our ongoing research, development and engineering of UNICORN™, we now expect the UNICORN™-based system could be more complex than we originally envisioned. As a result, we anticipate the wholesale price of this product could be approximately $25,000 which is substantially greater than the $10,000 price we have previously estimated. As we develop further information on the configuration and components of a UNICORN™-based system for general aviation, related production costs, and rapidly evolving competitive technologies, we will reassess the potential market for a commercial UNICORN™-based collision avoidance system for general aviation. Our current goal is to use, build on, and complete the UNICORN™ research and development we have conducted to date through a tax advantaged joint venture with private investors that we presently are pursuing. If we do not enter such a joint venture, we intend to pursue the application of UNICORN™ technology to unmanned air vehicles, if we can obtain government funding for this purpose. While we have had discussions with the federal government in this regard, it is still too early to assess our prospects for obtaining such funding. Because we have not completed the research, development, and testing of either product or received final approvals for them from the federal government, we have not commenced production or marketing efforts. We currently do not anticipate having these products ready for commercial sale for at least several years. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products.

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

Sale of our products will depend on their ability to improve airport, airline, and airplane safety and efficiency. We will take great care to test our products and systems after installation and before actual operation to insure accuracy and reliability. The FAA acquires air traffic control equipment for U.S. airports, and typically assumes the principal product liability risk for such equipment. However, unforeseen problems, misuse, or changing conditions could cause our products and systems to malfunction or exhibit other operational problems. Such problems could cause, or be perceived to cause, airplane accidents, including passenger fatalities. We may receive significant liability claims if governments, airlines, airports, passengers and other parties believe that our systems have failed to perform their intended functions. Liability claims could require us to spend significant time and money in litigation, pay substantial damages, and incur increased insurance premiums, regardless of our responsibility for such failure. Although we plan to maintain product liability insurance, such coverage may not continue to be available on reasonable terms or be available in amounts sufficient to cover one or more large claims, and the insurer may disclaim coverage as to any claim.

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

As of August 31, 2006, we have 8,215,210 shares of common stock and an aggregate of 3,784,466 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 38.40% of our outstanding common stock (including common stock issuable to such person or group within 60 days after August 31, 2006). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Item 3A. Controls and Procedures.

(a)     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-QSB (the "Evaluation

Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, 1) the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 3B. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

The following is a list of exhibits filed as part of the quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit No.	Description
3.1 3.2 10.1 10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 31.1 31.2 32.1

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
Employment Agreement effective as of June 23, 2005, between Flight Safety Technologies, Inc. and
   C. Robert Knight (12)
Phase IV Contract issued by U.S. Department of Transportation/RITA/Volpe Center, dated
   September 1, 2005 (13)
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

*Submitted herewith
(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13)

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
Incorporated by reference to Exhibit 10.10 on our Form 10-KSB, which was filed on September 7, 2006.
Incorporated by reference to Exhibit 10.11 on our Form 10-KSB, which was filed on September 7, 2006.

(b)     Reports on Form 8-K

On June 22, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that the Registrant posted its Year End Letter to Shareholders on its website.

On June 30, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that Analogic Corporation has filed a lawsuit against FST based on its alleged interference of a license agreement between Analogic and SDI and relating to development of TIICM™ countermanpads technology on which SDI and FST have filed a joint patent application.

On July 13, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that it will be participating in the Farnborough International Air Show to be held in England July 17th through July 21st.

On July 14, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that the U.S. Government is expected to provide $1M in new funding to Sanders Design International for further research and development on SICM/TIICM™ technology in which the Registrant will participate.

On July 26, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that an article about us appeared July 17, 2006 on Dow Jones Newswire.

On July 28, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that a story about us appeared in the New London Day Newspaper on July 28, 2006.

On August 23, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that the United States Securities and Exchange Commission has terminated its informal investigation of us with no enforcement action recommended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
October 12, 2006	By:	/s/ Samuel A. Kovnat

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

Signature	Date
/s/ William B. Cotton	October 12, 2006

William B. Cotton, Director, President

/s/ Frank L. Rees	October 12, 2006

Frank L. Rees, Director, Executive Vice President

/s/ David D. Cryer	October 12, 2006

David D. Cryer, Chief Financial Officer, Treasurer

/s/ C. Robert Knight	October 12, 2006

C. Robert Knight, Secretary, Vice President of Administration/ General Counsel

/s/ Kenneth S. Wood	October 12, 2006

Kenneth S. Wood, Director

/s/ Jackson Kemper	October 12, 2006

Jackson Kemper, Director

/s/ Larry L. Pressler	October 12, 2006

Larry L. Pressler, Director

/s/ Joseph J. Luca	October 12, 2006

Joseph J. Luca, Director

/s/ Stephen P. Tocco	October 12, 2006

Stephen P. Tocco, Director