Form 10QSB
period 2006-11-30
FLIGHT SAFETY TECHNOLOGIES INC
filed 2007-01-16
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	November 30, 2006

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☐      No ☒

The number of shares of common stock outstanding as of January 16, 2006 was 8,215,210 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheets
as of
November 30, 2006 and May 31, 2006
Unaudited

	November 30, 2006	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,750,757	$145,572
Contract receivables	430,177	130,001
Investments available for sale	1,250,000	1,661,919
Investments held to maturity	--	4,337,907
Inventory	108,044	108,044
Other current assets	155,698	264,750
Total current assets	5,694,676	6,648,193

Property and equipment, net of accumulated depreciation of $462,408 and $418,656	150,241	181,606

Other Assets:
Intangible assets, net of accumulated amortization of $75,624 and $ 65,330	260,855	230,750
Other receivables	25,691	96,673
Total other assets	286,546	327,423
Total Assets	$6,131,463	$7,157,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$812,560	$603,538
Accrued expenses	214,843	228,427
Total current liabilities	1,027,403	831,965
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,510 shares issued and 8,215,210 shares outstanding	8,332	8,332
Additional paid-in-capital	13,070,192	13,070,192
Treasury Stock, 116,300 shares at cost	(199,827)	(199,827)
Accumulated other comprehensive income	--	--
Accumulated deficit	(7,774,637)	(6,553,440)
Total stockholders' equity	5,104,060	6,325,257
Total Liabilities and Stockholders' Equity	$6,131,463	$7,157,222

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Six Months Ended November 30, 2006 and November 30, 2005
Unaudited

	Three Months 2006	Three Months 2005	Six Months 2006	Six Months 2005
Contract Revenues	$ 654,667	$ 1,519,510	1,260,027	2,737,970

Cost of Revenues	468,635	920,438	848,100	1,702,368
Gross Profit	186,032	599,072	411,927	1,035,602
Operating Expenses:
Research and development	15,348	279,729	26,928	678,180
Selling, general and administrative	853,216	602,741	1,686,420	1,125,481
Depreciation and amortization	27,023	31,405	54,046	62,810
Total operating expenses	895,587	913,875	1,767,394	1,866,471
Loss from Operations	(709,555)	(314,803)	(1,355,467)	(830,869)

Other Income (Expense)
Interest income Gain (Loss) on investments available for sale	60,837 12,025	68,287 --	133,215 12,025	130,044 (170,875)
Loss before provision for income taxes	(636,693)	(246,516)	(1,210,227)	(871,700)
Provision for income taxes	5,485	6,200	10,970	12,400
Net Loss	(642,178)	(252,716)	(1,221,197)	(884,100)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less reclassified adjustments	(6,640) (12,025)	(55,991) --	12,025 (12,025)	(62,843) 170,875
Comprehensive Loss	$(660,843)	$(308,707)	(1,221,197)	(776,068)
Net Loss Per Share
Basic and diluted	$ (.08)	$ (.03)	(.15)	(.11)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,110	8,215,110	8,215,110	8,215,110

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For the Six Months Ended November 30, 2006 and November 30, 2005
Unaudited
	Common Stock		Additional Paid - In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Stock Compensation	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at May 31, 2005	8,331,410	$8,331	13,069,863	$(199,827)	$(164,023)	$(4,769)	$(4,295,881)	$8,413,694
Amortization of unearned stock comp.	--	--	--	--	--	4,769	--	4,769
Other comprehensive income (loss)	--	--	--	--	108,032	--	--	108,032
Net Loss	--	--	--	--	--	--	(884,100)	(884,100)
Balance at November 30, 2005	8,331,410	$8,331	$13,069,863	$(199,827)	$(55,991)	$--	$(5,179,981)	$7,642,395

Balance at May 31, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$--	$--	$(6,553,440)	$6,325,257

Other comprehensive income (loss)	--	--	--	--	--	--	--	--
Net loss	--	--	--	--	--	--	(1,221,197)	(1,221,197)
Balance at November 30, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$--	$-	$(7,774,637)	$5,104,060

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Six Months Ended November 30, 2006 and November 30, 2005
Unaudited

	For the Six Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,221,197)	$ (884,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,046	62,810
Non-cash compensation - common stock Gain (Loss) on investment available for sale	-- (12,025)	4,769 170,875
Accretion of investment discounts	(39,482)	(57,873)
Changes in operating assets and liabilities:
(Increase) in contract receivables	(300,176)	(414,076)
Decrease in other receivables	70,982	194,280
Decrease in other current assets	109,052	21,012
Increase (decrease) in accounts payable and accrued expense	195,438	(50,561)
Net cash used in operating activities	(1,143,362)	(952,864)

Cash flows from investing activities:
Purchase of held to maturity securities	(3,667,613)	(8,822,654)
Proceeds from maturity of held to maturity securities Proceeds from available for sale securities Purchase of available for sale securities	8,045,002 1,123,944 (700,000)	9,140,000 -- --
Purchases of property and equipment	(12,387)	(60,477)
Payments for patents	(40,399)	(32,161)
Net cash provided by investing activities	4,748,547	224,708
Net cash provided by (used in) financing activities	--	--
Net increase (decrease) in cash and cash equivalents	3,605,185	(728,156)
Cash and cash equivalents at beginning of period	145,572	2,519,837
Cash and cash equivalents at end of period	$3,750,757	$ 1,791,681

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three and Six Months Ended November 30, 2006 and November 30, 2005

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the three months ended November 30, 2006 and November 30, 2005, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the six months ended November 30, 2006 and November 30, 2005 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2006 and May 31, 2005 which are included in our annual report on Form 10-KSB filed on September 6, 2006.

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

Stock-Based Compensation

Prior to our current fiscal year which began June 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation for the six months ended November 30, 2006:

	Three Months Ended November 30, 2005	Six Months Ended November 30, 2005
Net (loss) as reported	$(252,716)	$(884,100)
Stock Based Employee Compensation expense Included in net (loss)	0	4,769
Deduct: total stock-based employee compensation expense determined under fair value method for all awards	(30,369)	(63,731)
Pro forma net (loss)	$(283,085)	$(943,062)
Basic shares outstanding Diluted shares outstanding Earnings per share as reported: Basic Diluted Earnings per share, pro forma Basic Diluted	8,215,110 8,215,110 $(.03) $(.03) $(.03) $(.03)	8,215,110 8,215,110 $(0.11) $(0.11) $(0.11) $(0.11)

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

Adoption of SFAS No. 123(R) did not have a material effect on our financial statements for the six month period ended November 30, 2006 as there were no unvested options outstanding and no options were granted in the six month period ended November 30, 2006.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six month periods ended November 30, 2006 and November 30, 2005, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive were 3,774,049 and 2,551,800 for the six months ended November 30, 2006 and November 30, 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents as of November 30, 2006 represents cash on hand of $124,940 in checking accounts, $345,507 in money market accounts and an investment in a debt security with a carrying value of $3,280,310 that had a maturity of less than 90 days at the date of purchase.

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

Contract costs include all direct material, labor and subcontracting costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue related to claims is recorded at the lesser of actual costs incurred or the amount expected to realized.

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the six months ended November 30, 2006 and November 30, 2005 was $10,294 and $5,310 respectively. Amortization expense for each of the next five years is currently expected to be approximately $22,000.

Note 2. Investments in Marketable Securities:

A summary of investments as of November 30, 2006 is as follows:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$ 1,250,000	$ --	$ --	$ 1,250,000

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

A summary of option activity under the plan as of November 30, 2006, and changes during the six-month period then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at May 31, 2006	1,886,100	$ 3.58	8.99	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	<31,251>	6.00	--	--
Outstanding at November 30, 2006	1,854,849	$ 3.55	8.49	$0
Exercisable at November 30, 2006	1,854,849	$ 3.55	8.49	$0

Note 4. Warrants:

We have 1,919,200 warrants outstanding as of November 30, 2006. These warrants are comprised of 1,514,200 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 29, 2009.

Note 5. Other Receivables:

Other receivables represent retained fees on government contracts which represent up to a 15% payment hold back against billable fees. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of November 30, 2006 and May 31, 2006.

	November 30, 2006	May 31, 2006
Retained Fee Phase III Socrates Phase IV Socrates Total	$ -- 25,693 $25,693	$96,673 -- $96,673

Note 6. Other Current Assets:

As of November 30, 2006, other current assets were $155,698 compared to $264,750 as of May 31, 2006. This net decrease of $109,052 is primarily due the reduction of approximately net $182,000 for prepaid legal fees for a class action suit, resulting from a cash receipt from our insurance company of $122,000, credit memos to our three law firms of $82,000, and a miscellaneous adjustment for $10,000 offset by additional charges that will be due from the insurance company in the amount of $32,000. In addition, there were increases of approximately $65,000 for prepaid refurbishment expense for the SOCRATES system at the Denver International Airport both covered by our insurance policy and approximately a $10,000 increase to prepaid insurance.

Note 7: Contingency

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities. Our funded contract backlog for our Phase IV contract as of November 30, 2006 was $77,245 and this backlog is $0 as of December 31, 2006. As of November 30, 2006, our cash and investments were $5,000,757and we anticipate that we will fund a substantial portion if not all of our operating expense and technology and development costs from our own cash and investments on hand through the end of our fiscal year May 31, 2007.

Our cash projections do not consider additional funding from our $9.815 million SOCRATES® research and development contract received September 15, 2005 beyond the current task order funding of $3.104 million. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or AWSM, of which there is $0 funding specified in the current federal budget for its fiscal year ending September 30, 2006 and $0 in the FAA budget for fiscal year ending September 30, 2007. We are actively pursuing various sources of funding but there can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to internally fund our operation by drawing upon our cash and investments. Without such internal funding, we would be unable to carry on and complete further research and development of SOCRATES® technology or AWSM, as well as our other technologies. However, our own resources are limited and may not be sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and our ability to maintain our operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three and six month period ended November 30, 2006 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of pending class action litigation alleging violations of federal securities laws, the outcome of Massachusetts federal district court litigation initiated by Analogic Corporation concerning our TIICM™ technology, whether the government will implement wake vortex advisory system at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our operations to date have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WakeVAS, the National Aeronautics and Space Administration (NASA) has been developing. A variant of WakeVAS that we are developing is the Aircraft Wake Safety Management (AWSM™) System. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ended September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ended September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and AWSM™ is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $19.8 million in funding. As of November 30, 2006, we have recognized an aggregate of approximately $19.7 million of contract revenue. Our current SOCRATES® government contract backlog as of November 30, 2006 is approximately $0.1 million. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and AWSM™ system technology.

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

On September 25, 2005, we received our fourth successive contract from Volpe in the aggregate amount of approximately $9.8 million to continue research, development and testing of our SOCRATES® and AWSM™ technology. The initial task order funding under this new contract provided approximately $1.7 million of contract funding to us and was dated September 25, 2005. On January 27, 2006 we received our second task order under this new contract which provided approximately $1.4 million of additional funding.

The federal budgets for U.S. fiscal years ending September 30, 2007 and 2008 have not yet been appropriated by Congress. As presently proposed, there are no stipulated earmarks in the U.S. FY2007 budget for testing and development of our technology nor did the federal budget for U.S. in fiscal year ending September 30, 2006 specify any such funding. We are continuing to explore additional funding opportunities from potential sources in the NASA and/or U.S. Department of Transportation (DOT) budgets for U.S. FY2008 and from the private sector.

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

The current task order funding of $1,409,025 was completely expended as of December 31, 2006. Our ability to generate additional revenue under our Phase IV contract is subject to further U.S. government funding and the issuance of additional task orders. The Phase IV contract was awarded on September 25, 2005 for $9,815,140 and if additional funding becomes available under this contract, the remaining amount of $6,711,086 can be funded with new task orders which generally require less administrative effort than a new contract award. At this time we are not projecting any additional funding in our current fiscal year which ends May 31, 2007.

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

To our knowledge, the FAA has no plans to apply sufficient resources to the development of a WVAS incorporating both prediction and detection in time for implementation and testing in the timeframe called for by the NGATS roadmap. This disparity between the roadmap and FAA budgeting has been noted in Congressional communications to the FAA and we expect will be the subject of future discussions between the FAA and Congress, although there can be no assurance as to the pace or outcome of any such discussions.

We believe that the AWSM™ system we are assisting to develop, which may incorporate the SOCRATES® wake vortex sensor, will be the first system that could include both wake vortex prediction and detection. However, there is currently no funding for further research and development of SOCRATES® technology or AWSM™ in the current FAA budget for its fiscal year ending September 30, 2007 and we received no such funding in the federal budget for its fiscal year ended September 30, 2006. We are pursuing other sources of government and private funding for research and development of AWSM™ technology, but can make no assurances of whether or when we will obtain such additional funding. Our inability to obtain or any delay in such contract funding for research and development of SOCRATES® and/or AWSM™ technology from the federal government or other sources could eliminate or delay achievement of profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our AWSM™ technology research and development and our financial condition.

From June 1, 1997, to the present we have advanced the SOCRATES® concept through various research and development milestones and now have a 16 beam SOCRATES® sensor installed at Denver International Airport where we anticipate the sensor will undergo further testing and incorporation into an AWSM™ emulation through approximately December 31, 2007. The expenses for the continued testing are expected to be paid for with our corporate funds.

During the 2006 New Years Eve holiday period, there was a break-in and vandalism at our SOCRATES® sensor test site at Denver International Airport. A number of items were stolen from the SOCRATES® sensor van as well as from the U.S. Department of Transportation Volpe trailer on site. Damage to SOCRATES® sensor optoelectronics also occurred as a result of fire retardant chemicals being sprayed by the perpetrators. As of November 30, 2006, the SOCRATES™ sensor has been fully restored and the sensor will be ready for additional testing commencing January 2007. We have insurance coverage for the damage to the SOCRATES™ sensor.

We also are pursuing development of an airborne collision and ground proximity warning system for aircraft that we refer to as UNICORN™. We believe that UNICORN™ may have application to manned and unmanned air vehicles operated for a variety of private and governmental purposes. As of November 30, 2006, our direct cumulative research and development expenses for UNICORN™ total approximately $1,296,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test has been analyzed and the results were favorable. We engaged a placement agent to assist us in pursuing a tax advantaged joint venture financing to complete the research and development of our UNICORN™ technology for general aviation aircraft and unmanned aerial vehicles (UAV's). In support of this effort, we incurred cumulative expenses for legal fees, placement agent fees, market assessment and business planning expenses of approximately $380,000. The original engaged placement agent agreement has been cancelled and we are pursuing other means, including finding a new placement agent, to secure this financing. The market assessment was prepared by Charles River Associates based in Boston, Massachusetts. There can be no guarantee or assurance that we will complete a financing to fund our UNICORN™ research and development. If we do not complete such a financing, we will continue to pursue private and federal government funding to develop UNICORN™ UAV applications.

During our fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of November 30, 2006 our cumulative independent research and development expense for TIICM™ is approximately $690,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. fiscal year 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI expects to receive $1 million in funding from an extension to their Phase II Small Business Innovative Research (SBIR) contract with the U.S. Air Force for further TIICM™ research and development. This funding is expected to come half from the U.S. Air Force and half from the Department of Homeland

Security. FST expects to participate in a subcontract from SDI to support this further development, test and maturation of TIICM™ technology, although there can be no assurance of whether or when we will receive such contract or the amount of such subcontract. There can be no assurance that any new patents on TIICM™ will be issued, or that we will derive any revenue or profit from TIICM™, nor any expectation that we will receive any government or commercial funding for TIICM™. Prospects for development of TIICM™ may be adversely influenced by pending litigation that Analogic Corporation, which previously had supported development of TIICM™, brought against us and SDI.

We have experienced significant losses since our inception. The loss for the six months ended November 30, 2006 was $1,221,197. Losses for the fiscal years ending May 31, 2006, 2005, and 2004 were $2,257,559, $1,411,644 and $424,214, respectively. The net loss for our fiscal year ended May 31, 2004 was caused primarily by two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses under our government contract, (2) expenses during a partially unfunded period, and (3) unrecoverable and/or unabsorbed operating expenses. The loss for the fiscal year ended May 31, 2006 and the six months ended November 30, 2006 was caused by (1) unallowable expenses under our government contract, (2) contract cost overruns, (3) unrecoverable and unabsorbed operating expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

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

In addition, Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the six months ended November 30, 2006. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses for the six months ended November 30, 2006 unreasonable for a company our size. For rate setting purposes, we have excluded approximately $500,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the six months ended November 30, 2006. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Six Months Ended November 30, 2006 and November 30, 2005

	Three Months 2006	Three Months 2005	Six Months 2006	Six Months 2005
Contract Revenues	$ 654,667	$ 1,519,510	1,260,027	2,737,970
Cost of Revenues	468,635	920,438	848,100	1,702,368
Gross Profit	186,032	599,072	411,927	1,035,602
Operating Expenses:
Research and development	15,348	279,729	26,928	678,180
Selling, general and administrative	853,216	602,741	1,686,420	1,125,481
Depreciation and amortization	27,023	31,405	54,046	62,810
Total operating expenses	895,587	913,875	1,767,394	1,866,471
Loss from Operations	(709,555)	(314,803)	(1,355,467)	(830,869)
Other Income (Expense)
Interest income Gain (Loss) on investments available for sale	60,837 12,025	68,287 --	133,215 12,025	130,044 (170,875)
Loss before provision for income taxes	(636,693)	(246,516)	(1,210,227)	(871,700)
Provision for income taxes	5,485	6,200	10,970	12,400
Net Loss	(642,178)	(252,716)	(1,221,197)	(884,100)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less reclassified adjustments	(6,640) (12,025)	(55,991) --	12,025 (12,025)	(62,843) 170,875
Comprehensive Loss	$(660,843)	$(308,707)	(1,221,197)	(776,068)
Net Loss Per Share
Basic and diluted	$ (.08)	$ (.03)	(.15)	(.11)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,110	8,215,110	8,215,110	8,215,110

Revenues. To date, the majority of our revenues have consisted of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government. In addition, during the three and six months ended November 30, 2006 we had revenue of $100,483 and $163,540, and for the three and six months ended November 30, 2005 we had revenue of $76,914 and $81,847 respectively generated for hydrodynamic software development provided to companies in the maritime industry. The current backlog for these services is approximately $275,000.

Government contract revenue for the three and six months ended November 30, 2006 was $554,184 and $1,096,487 compared to $1,442,596 and $2,656,123 for the three and six months ended November 30, 2005. The $888,412 and $1,559,636 decrease in revenue for the three and six months ended November 30, 2006 compared to the same period in the prior year was due primarily to the significant effort we undertook in the prior year periods to prepare a 16 beam SOCRATES system for testing, the actual testing of the system and collecting and analyzing the data from the test.

Costs of Revenues. Subcontractor, consultant and direct labor costs comprise our costs of revenues. Costs of revenue for the three and six months ended November 30, 2006 was $468,635 and $848,100 or 71.6% and 67.3% of revenue, compared to $920,438 and $1,702,368 or 60.6% and 62.2% of revenue for the three and six months ended November 30, 2005. The decrease in cost of revenues is primarily due to the decrease in subcontractor, and consultant costs that were associated with development of the 16 beam system during the three and six months ended November 30, 2005. The increase in the cost of revenue as a percent of revenue is due primarily to the current three and six month periods including cost overruns, primarily for subcontractor costs. There were no cost overruns in 2005.

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

Research and Development. Our research and development expense for the three and six months ended November 30, 2006 was $15,348 and $26,928 compared to $279,729 and $678,180 for the three and six months ended November 30, 2005. The decrease in research and development expenses of $264,381 and $651,252 for the three and six months ended November 30, 2006 was primarily due to the decrease of $137,314 and $238,884 of research and development expense for project TIICM™ (Tactical Integrated Illumination Countermeasure) for the three and six months ending November 30, 2006 and a decrease of $127,067 and $412,368 in the cost of research and development of our UNICORN™ technology for the three and six months ending November 30, 2006 in each case compared to the same periods ended November 30, 2005. We are waiting to see if we will be able to raise funding for UNICORN™ through a joint venture between us and private investors before we determine whether to continue the project and incur further research and development expenses for UNICORN™. As of this date, the agreement with the previously selected placement agent for the private placement has been terminated and we are currently exploring other means, including a new placement agent, to raise the funding for the UNICORN™ project. We are also waiting to see if there is an out of court solution with the Analogic Corporation to terminate the Analogic lawsuit before we continue any further development of TIICM.

Selling, General and Administrative Expenses. As a Federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the Federal Government. Allowable and unallowable selling general and administrative expenses for the three and six month periods ending November 30, 2006 and 2005 are detailed as follows:

Unallowable
Selling, general & administrative expenses
 Stock based compensation
Director and officer insurance
Legal and professional
Lobbying
All other
Total

Allowable
Selling, general & administrative expenses
    General and administrative salaries and wages
    Business development salaries and wages
    Business development travel
    Employee benefits
    Legal and professional
    Insurance
    All other
    Total

Total selling, general and
    administrative expenses

Three Months 2006 $ -- -- 298,827 44,154 39,297 $382,278 $ 127,114 54,748 76,706 108,853 106 1,452 101,959 $470,938 $ 853,216	Three Months 2005 $ -- 22,250 61,987 45,675 19,836 $149,748 $ 87,777 22,069 15,848 105,213 83,697 42,230 96,159 $452,993 $ 602,741	Six Months 2006 $ -- -- 477,386 86,957 69,809 $634,152 $ 252,659 122,739 116,120 222,583 117,302 39,574 181,291 $1,052,268 $ 1,686,420	Six Months 2005 $4,769 44,500 108,247 82,655 61,071 $301,242 $174,386 50,874 17,382 191,829 165,875 54,378 169,515 $824,239 $ 1,125,481

Allowable General and Administrative Salaries and Wages: The increase for the three and six month period ended November 30, 2006 in general and administrative salary and wages is primarily due to the addition of an office manager for our Austin, Texas office, increased requirements for our Mystic, Connecticut office manager and accounting staff and a full three and six months of expense for our General Counsel, Vice President of Administration and Corporate Secretary compared to two and five months of such expense for the same periods in our fiscal year 2005.

Allowable Business Development Salaries and Wages and Travel: The combined increase for business development of approximately $94,000 and $171,000 for the three and six months ended November 30, 2006 compared to November 30, 2005, respectively, was due to our efforts to secure additional funding for our four technologies, SOCRATES, UNICORN, TIICM, and AWSM, and included presentations to industry and government agencies in Boston, Massachusetts, Washington, D.C., Memphis, Tennessee, and Anchorage, Alaska, as well as trade shows in Oshkosh, Wisconsin, Farnborough International Air Show in England, and preparation for the Paris Air-Show in France. Also included are the expenses for business development trips to Dubai and Singapore. The business development costs for the six months ended November 30, 2006 is primarily related to our SOCRATES and AWSM technologies.

Allowable Employee Benefits: Total payroll, which includes salaries and wages and direct labor, for the three and six months ended November 30, 2006 increased by 3% and 16%, compared to the three and six months ended November 30, 2005. The increase in total payroll increased payroll tax, health insurance and 401K plan matched expenses proportionately with total payroll.

Allowable Legal and Professional: Allowable legal and professional fees decreased for the three and six months ended November 30, 2006 compared to the three and six months ended November 30, 2005 due to previously recorded legal and consulting fees for the preparation of the UNICORN™ technology private placement memorandum reclassified to unallowable expense for the three and six months ended November 30, 2006.

Allowable Insurance: For the three and six months ended November 30, 2006, insurance expense is approximately $40,000 and $15,000 less than the same periods in 2005 because the prepaid insurance account, part of other current assets, as of May 31, 2006 was understated by approximately $23,000. If prepaid insurance had been properly recorded as of May 31, 2006 the insurance expense for the three and six months ended November 30, 2006 would be approximately $25,000 and $63,000 and would be in line with insurance expense for the three and six months ended November 30, 2005.

The operating losses for the three and six months ended November 30, 2006 and November 30, 2005 are primarily due to four unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) unrecoverable and unabsorbed operating expenses, and 4) corporate research and development primarily for TIICM™. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

	Three Months 2006	Three Months 2005	Six Months 2006	Six Months 2005
1. Unallowable, selling, general and administrative expenses 2. Contract cost overruns 3. Unabsorbed operating expenses 4. Corporate research and development Total	$382,278 163,565 122,220 5,595 $673,658	$149,748 -- (22,737) 142,909 $269,920	$634,152 299,290 466,945 10,763 $1,411,150	$301,242 -- 298,424 249,647 $849,313

Notes:

Includes $0 for the three and six months ended November 30, 2006 and includes $0 and $4,769 of stock based compensation expense for the three and six months ended November 30, 2005.

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. The primary reasons for the increase in unallowable expenses of $232,530 and $332,910 for the three and six months ending November 30, 2006 compared to those periods in 2005 was due to the legal fees and consulting fees for the preparation of the UNICORN™ private placement memorandum and the legal fees for the companies defense of the Analogic lawsuit.

(2) Contract Cost Overruns. Contract cost overruns for the three and six months ended November 30, 2006 represent direct labor, overhead, subcontractor and consulting expense, in excess of the contract funding to complete tasks for program management, concept of operations and technical remediation as part of Task Order No T0001 and T0002 of our current government contract. There were no contract cost overrun for the three and six months ended November 30, 2005.

(3) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the government pursuant to the terms of our government contracts. The table below details unabsorbed operating expenses for the three and six months ended November 30, 2006 compared to 2005.

Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption / billings to government Unabsorbed operating expenses	Three Months 2006 $ 470,938 $ 29,176 $ (377,894) $ 122,220	Three Months 2005 $ 452,993 $ 160,420 $ (636,150) $ (22,737)	Six Months 2006 $ 1,052,268 $ 51,863 $ (637,186) $ 466,945	Six Months 2005 $ 824,239 $ 475,733 $ (1,001,548) $ 298,424

(4) Corporate Research and Development. The decrease of $137,314 and 238,884 for the three and six months ending November 30, 2006 compared to 2005 was due primarily to the decision to significantly reduce expenses for the research and development of our TIICM™ technology as we determine the impact the Analogic Corporation lawsuit has on our TIICM™ research and development project.

Liquidity and Capital Resources

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our most recent contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor. Our Phase IV SOCRATES® contract was initially funded at $1,695,029 and a second task order provided additional funding of $1,409,025. Our funded contract backlog for our Phase IV contract as of November 30, 2006 was $77,245 and this backlog was $0 at December 31, 2006.

As of November 30, 2006 and May 31, 2006, our cash and investments were $5,000,757 and $6,145,398, respectively. The decrease in cash on hand and investments of approximately $1,145,000 was primarily attributable to the net loss of approximately $1,221,000 and purchases of equipment and patent costs of approximately $53,000, offset by the change in operating assets and liabilities of approximately $75,000, and depreciation and amortization expense of approximately $54,000 for the six months ended November 30, 2006.

As of November 30, 2006, we had other receivables of $25,691 compared to $96,673 as of May 31, 2006. The net decrease is due to the actual billing to the Government of approximately $84,000 of previously retained fees on our Phase III SOCRATES® contract and the addition of approximately $25,000 of unbilled retained fees on our Phase IV SOCRATES® contract for the six months ended November 30, 2006.

As of November 30, 2006, our accounts receivable were $430,177 compared to $130,001 as of May 31, 2006. The balance as of November 30, 2006 reflects the increase in contract revenue of approximately $220,000 for the month ended November 30, 2006 compared to the month ended May 31, 2006 and the billing of the previous retainer fee on the Phase III contract for approximately $83,000. The increase in revenue was due primarily to an increase in billings to the government for subcontractor activity and related costs for the month ending November 30, 2006. As of November 30, 2006, our other current assets were $155,698 compared to $264,750 as of May 31, 2006. This decrease of $109,052 is due primarily to payments received from our insurance carrier for legal fees we incurred for the preparation of a motion to dismiss a class action suit.

We had total current liabilities, including accounts payable, of $1,027,403 as of November 30, 2006 compared to $831,965 as of May 31, 2006. Accounts payable as of November 30, 2006 were $812,560, which included $180,049 to our subcontractor, Lockheed Martin Corporation, $168,229 to four law firms, $151,852 to consultants for our UNICORN™ market study, and $312,434 in other expenses compared to accounts payable as of May 31, 2006 of $603,538, which included $80,164 to Lockheed Martin, $202,716 in legal fees; $101,235 to consultants for our UNICORN™ market study, and $219,423 in other expenses. The majority of the legal fees payable are included in other current assets and will be paid when we are reimbursed by our insurance company.

Our funded contract balance for Task Order 0002 of our Phase IV contract of $77,245 as of November 30, 2006 was $0 as of December 31, 2006. Through the end of our fiscal year May 31, 2007 we anticipate that we will fund a substantial portion if not all of our operating expense and technology and development costs from our own cash and investments on hand.

For the six month period from December 1, 2006 to May 31, 2007, we have estimated and expect to incur approximately $2,300,000 in operating expenses and technology development cost primarily for the further development of our SOCRATES® and AWSM Technologies. The $2,300,000 does not include the further development of our UNICORN Technologies with company funds. During this period, we have estimated and expect to receive approximately $200,000 from our contract billing, and approximately $100,000 of interest income. Assuming we achieve these estimates, as to which we can make no guaranty or assurance, we estimate our available cash and investments would be approximately $3,000,000 as of May 31, 2007. Increases in costs, lack of government funding which currently is $0, and many other factors could reduce our cash and investments faster than we expect and we can provide no assurance that our actual cash and investments will be as estimated at any given date.

Our cash projections do not consider additional funding from our $9.815 million SOCRATES® research and development contract received September 15, 2005 beyond the current task order funding of $3.104 million. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or AWSM, of which there is $0 funding specified in the current federal budget for its fiscal year ending September 30, 2006 and $0 in the FAA budget for fiscal year ending September 30, 2007. We are actively pursuing various sources of funding but there can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to internally fund our operation by drawing upon our cash and investments. Without such internal funding, we would be unable to carry on and complete further research and development of SOCRATES® technology or AWSM, as well as our other technologies. However, our own resources are limited and may not be sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and our ability to maintain our operations

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require the use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure contract funding from the U.S. government for further research, development and testing of our SOCRATES® wake vortex sensor, incur costs over our budget, or make strategic investments, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guarantee or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

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

All of our contract funding to date, including the current and next anticipated task order, has resulted from earmarks made by the U.S. Congress during its budget and appropriation process. We do not expect to receive further contract funding in this manner. Rather, we expect our future contract funding, if any, will depend primarily upon and result from the decision of our sponsoring agencies, particularly the FAA, to approve contract funding for research and development of our SOCRATES® wake vortex sensor or the AWSM™ system as part of their agency budget and make funds available for such purpose from amounts appropriated to them by Congress or other sources. The FAA has not as yet included such funding in its budget and there can be no assurance that we will be successful in obtaining any such funding.

We have not as yet received any revenue from the commercial sale of any products. We do not anticipate receiving any such revenue unless and until our AWSM™, UNICORN™ or TIICM™ based products become operational, which could take several years. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. Estimates for UNICORN™ have recently been evaluated by an outside consulting firm. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of $1,221,197 for the six months ended November 30, 2006, $2,257,599 for the fiscal year ended May 31, 2006 and $1,411,699 for the fiscal year ended May 31, 2005. We had an accumulated deficit of $7,774,637 as of November 30, 2006. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES®, AWSM™, UNICORN™ or TIICM™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor or AWSM™, could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2006 did not contain contract funding for further research and development of our SOCRATES® or AWSM™ technology and, neither the FAA nor any other U.S. government agency has proposed such funding in the federal budget for U.S. fiscal year 2007 that commenced October 1, 2006. We continue to explore and incur significant business development expenses for government funding for research and development of our SOCRATES® or AWSM™ technology and our other technologies, as well as other sources but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of an aircraft wake safety management system and our SOCRATES® wake vortex sensor for inclusion in such a system, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the aircraft wake safety management system as a result of, among other things, lack of progress or set-backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, AWSM™, UNICORN™ or TIICM™ technologies and to market our products. Termination or reduction of contract funding from the federal government could prevent or delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

The government will not pay us for SOCRATES® or AWSM™ research and development if we do not perform on our contract.

We perform our government contracts pursuant to specific work orders from the government. Such work orders include, but are not limited to, analysis of data, research, development of our SOCRATES® and AWSM™ technology, planning and conduct of testing, and preparation of various reports. If we do not perform the contracts in accordance with their terms, the government may withhold payment on our invoices that we submit monthly. Furthermore, if at any point the government considers a test to be a failure, it may cease to approve further work orders or fund further contracts. Loss of funding on our SOCRATES® contract would have a material adverse effect on our business, financial condition, and results of operations.

Our success depends on our successful product development and testing.

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our SOCRATES®, AWSM™, UNICORN™ and TIICM™ technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES® would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WakeVAS by controllers and pilots. We believe this conclusion was premature and based on an incomplete understanding of SOCRATES® and its operational potential. In our opinion, the testing and analysis we have conducted has increasingly supported this potential and resulted in the continuation of funding for our government contracts for research, development and testing of our SOCRATES® and AWSM™ technology. However, there still are technical, engineering and program integration hurdles we must meet to develop AWSM™ into an operational system, including, but not limited to, expanding the sensor to at least sixteen and as many as thirty-two laser beams, integrating the sensor into and with the other components of AWSM™, and developing operating protocols for AWSM™ that define how it would be used by air traffic controllers and pilots. In the case of UNICORN™, we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN™. We might not successfully complete the development of our SOCRATES®, AWSM™, UNICORN™ or TIICM™ technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

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

The airport and aviation industry is subject to extensive government oversight and regulation. To introduce our SOCRATES®, AWSM™, UNICORN™ or TIICM™ based products for commercial sale, we must successfully complete research, development, and testing and obtain necessary governmental approvals for their installation. Upon approval by the Federal Aviation Administration, or FAA, our SOCRATES® wake vortex sensor would be part of a multi-component aircraft wake safety management system that also will require government approvals before it can be deployed. Any factor that delays or adversely affects this approval process, including delays in development or inability to obtain necessary government approvals, could have a material adverse effect on our business, financial condition, and results of operations, and we can make no assurance when or if all such approvals will be obtained.

Our business has relied on a strategic alliance with Lockheed Martin Corporation.

In May 1997, we signed a teaming agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES® based products. We expect this agreement will expire in May 2007, unless certain earlier termination provisions occur. The agreement stipulates that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES® wake vortex sensor. Although to date we have generally worked in close cooperation with Lockheed Martin Corporation, we do not expect that this relationship will be sustained. Future disagreements as to work scope, revenue share, profit margins, ownership of intellectual property, or technical, marketing, or management philosophy, could adversely impact the relationship. Since we view our strategic relationship with Lockheed Martin Corporation as an important element of our business plan, termination or any erosion of this relationship could have a negative impact on our business and future value.

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

We cannot be certain that our present financial resources will be adequate or sufficient for our future needs. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our research and development and operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We will continue to incur significant expenses for research and development and testing of our SOCRATES®, AWSM™, UNICORN™ and TIICM™ technology and may continue to experience such losses prior to commercialization and thereafter. Our current financial resources are limited and are not sufficient to achieve commercialization of our SOCRATES®, AWSM™, UNICORN™ and TIICM™ technologies. If we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek additional capital. In addition, other unforeseen costs, including, without limitation, marketing, sales and installation and research and development costs of later generation SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products also could require us to seek additional capital. We do not have any credit facilities in place and, should the need for additional capital arise, we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. If we need to obtain additional debt or equity capital, it may include our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

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

As a result of receiving contract funding from the federal government and our involvement in the field of aviation, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the federal government, we will be subject to many procurement and accounting rules and regulations of the federal government. We are also subject to periodic audits by the Defense Contract Audit Agency, or DCAA. To date, we are current on all D.C.A.A. required audits and our last audits were completed and reports distributed by D.C.A.A. on November 14, 2006 and November 21, 2006. The subject audits covered an audit of the government accounting system which was approved and the final annual indirect cost rates for our fiscal year ended May 31, 2006 were approved and submitted. Reports have been issued by the D.C.A.A. to our government customer which have stated that we are performing in accordance with Federal Acquisitions Regulations. There is no assurance that any of the results or contents of any future audits will portray us favorably. These rules and regulations are complex in nature and sometimes difficult to interpret or apply. Adherence to these rules is reviewed by participating agencies of the federal government. If such agencies suspect or believe that violations of procurement or accounting rules and regulations have occurred, they may refer such matters to other enforcement divisions of the federal government, such as the U.S. Attorney's Office or the Inspector General's office. If we violate these rules and regulations, even if unintentionally, we may have to pay fines and penalties or could be terminated from receiving further funding from the federal government. If we market, sell and install our products in foreign countries, the laws, rules and regulations of those countries, as well as certain laws of the United States, will apply to us. Existing as well as new laws and regulations of the United States and foreign countries which regulate aviation and airports could also adversely affect our business.

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

If our revenues do not grow or grow more slowly than we anticipate, we are unable to procure federal contracts for our SOCRATES® wake vortex sensor, AWSM™, UNICORN™ or TIICM™ research and development, we encounter technical or engineering obstacles to the successful commercial development of SOCRATES®, AWSM™, UNICORN™ or TIICM™, our operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our securities could decline. In addition, if the market for aviation technology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our securities could fall for reasons unrelated to our business, results of operations, and financial condition. The market price of our securities also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Furthermore, the sale in the open market of recently sold securities or newly issued securities, which we may sell from time to time to raise funds for various purposes, and securities issuable upon the exercise of purchase rights under existing options and warrants may place downward pressure on the market price of our securities. Speculative traders may anticipate a decline in the market price of our securities and engage in short sales of our securities. Such short sales could further negatively affect the market price of our securities.

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

As of November 30, 2006, we have 8,215,210 shares of common stock and an aggregate of 3,774,049 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and 5% stockholders, in the aggregate, control approximately 38.40% of our outstanding common stock (including common stock issuable to such person or group within 60 days after November 30, 2006). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

(b)     Reports on Form 8-K

On September 29, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that the Registrant expects no funding from the FAA in 2007.

On October 2, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that an article about us appeared September 29, 2006 on Dow Jones Newswire.

On November 7, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure summarizing an interview we gave to Wall Street.Net.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
January 16, 2007	By:	/s/ Samuel A. Kovnat

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

Signature	Date
/s/ William B. Cotton	January 12, 2007

William B. Cotton, Director, President

/s/ Frank L. Rees	January 12, 2007

Frank L. Rees, Director, Executive Vice President

/s/ David D. Cryer	January 12, 2007

David D. Cryer, Chief Financial Officer, Treasurer

/s/ C. Robert Knight	January 12, 2007

C. Robert Knight, Secretary, Vice President of Administration/ General Counsel

/s/ Kenneth S. Wood	January 12, 2007

Kenneth S. Wood, Director

/s/ Jackson Kemper	January 12, 2007

Jackson Kemper, Director

/s/ Larry L. Pressler	January 12, 2007

Larry L. Pressler, Director

/s/ Joseph J. Luca	January 12, 2007

Joseph J. Luca, Director

/s/ Stephen P. Tocco	January 12, 2007

Stephen P. Tocco, Director