Form 10QSB
period 2007-02-28
FLIGHT SAFETY TECHNOLOGIES INC
filed 2007-04-13
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	February 28, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☐      No ☒

The number of shares of common stock outstanding as of April 13, 2007 was 8,215,210 shares.
Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

		Page No
PART I - FINANCIAL INFORMATION		3
Item 1.	Financial Statements.	3
a)	Unaudited Balance Sheets as of February 28, 2007 and May 31, 2006	3
b)	Unaudited Statements of Operations and Other Comprehensive Income (Loss)for the Three and Nine Month Period Ended February 28, 2007 and February 28, 2006	4
c)	Unaudited Statements of Changes in Stockholders' Equity for the Nine Months Ended February 28, 2007 and February 28, 2006	5
d)	Unaudited Statements of Cash Flow for the Nine Months Ended February 28, 2007 and February 28, 2006	6
e)	Unaudited Notes to the Financial Statements for the Three and Nine Month Period Ended February 28, 2007 and February 28, 2006	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Controls and Procedures.	42
PART II - OTHER INFORMATION		43
Item 1.	Legal Proceedings	43
Item 6.	Exhibits and Reports on Form 8-K	44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheets
as of
February 28, 2007 and May 31, 2006
Unaudited

	February 28, 2007	May 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,799,224	$145,572
Contract receivables	213,964	130,001
Investments available for sale	1,250,000	1,661,919
Investments held to maturity	--	4,337,907
Inventory	108,044	108,044
Other current assets	177,767	264,750
Total current assets	4,548,999	6,648,193

Property and equipment, net of accumulated depreciation of $484,284 and $418,656	129,289	181,606

Other Assets:
Intangible assets, net of accumulated amortization of $80,771 and $ 65,330	260,372	230,750
Other receivables	30,884	96,673
Total other assets	291,256	327,423
Total Assets	$4,969,544	$7,157,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$354,195	$603,538
Accrued expenses	232,252	228,427
Total current liabilities	586,447	831,965
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,510 shares issued and 8,215,210 shares outstanding	8,332	8,332
Additional paid-in-capital	13,070,192	13,070,192
Treasury Stock, 116,300 shares at cost	(199,827)	(199,827)
Accumulated other comprehensive income	--	--
Accumulated deficit	(8,495,600)	(6,553,440)
Total stockholders' equity	4,383,097	6,325,257
Total Liabilities and Stockholders' Equity	$4,969,544	$7,157,222

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Nine Months Ended February 28, 2007 and February 28, 2006
Unaudited

	Three Months 2007	Three Months 2006	Nine Months 2007	Nine Months 2006
Contract Revenues	$ 182,712	$ 914,268	$1,442,739	$3,652,238

Cost of Revenues	334,193	469,332	1,182,293	2,171,700
Gross Profit	(151,481)	444,936	260,446	1,480,538
Operating Expenses:
Research and development	22,535	175,018	49,463	853,198
Selling, general and administrative	596,942	686,816	2,283,362	1,812,297
Depreciation and amortization	27,023	24,015	81,069	86,825
Total operating expenses	646,500	885,849	2,413,894	2,752,320
Loss from Operations	(797,981)	(440,913)	(2,153,448)	(1,271,782)

Other Income (Expense)
Interest income Gain (Loss) on investments available for sale	59,093 --	83,051 --	192,308 12,025	213,095 (170,875)
Loss before provision for income taxes	(738,888)	(357,862)	(1,949,115)	(1,229,562)
Provision for income taxes	(17,925)	6,200	(6,955)	18,600
Net Loss	(720,963)	(364,062)	(1,942,160)	(1,248,162)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less reclassified adjustments	-- --	(1,348) --	12,025 (12,025)	(64,191) 170,875
Comprehensive Loss	$(720,963))	$(365,410)	$(1,942,160)	$(1,141,478)
Net Loss Per Share
Basic and diluted	$ (.09)	$ (.04)	$ (.24)	$ (.15)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,210	8,215,210	8,215,210	8,215,143

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For the Nine Months Ended February 28, 2007 and February 28, 2006
Unaudited
	Common Stock		Additional Paid - In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Unearned Stock Compensation		Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at May 31, 2005	8,331,410	$8,331	13,069,863	$(199,827)	$(164,023)		$(4,769)	$(4,295,881)	$8,413,694
Amortization of
unearned stock comp.	--	--	--	--	--		4,769	--	4,769
Warrants Exercised	100	1	329	--	--		--	--	330
Other comprehensive income (loss)	--	--	--	--	106,684		--	--	106,684
Net Loss	--	--	--	--	--		--	(1,248,162)	(1,248,162)
Balance at February 28, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$(57,339)		$--	$(5,544,043)	$7,277,315

Balance at May 31, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$--		$--	$(6,553,440)	$6,325,257

Other comprehensive income (loss)	--	--	--	--	--		--	--	--
Net loss	--	--	--	--	--		--	(1,942,160)	(1,942,160)
Balance at February 28, 2007	8,331,510	$8,332	$13,070,192	$(199,827)	$--	$	- -	$(8,495,600)	$4,383,097

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Nine Months Ended February 28, 2007 and February 28, 2006
Unaudited

	For the Nine Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,942,160)	$(1,248,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,068	86,825
Non-cash compensation - common stock Gain (Loss) on investment available for sale	-- (12,025)	4,769 170,875
Accretion of investment discounts	(39,482)	(83,587)
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(83,963)	128,918
(Increase) decrease in other receivables	65,789	112,036
(Increase) decrease in other current assets and other assets	86,983	(205,248)
Increase (decrease) in accounts payable and accrued expense	(245,518)	146,654
Net cash used in operating activities	(2,089,308)	(886,920)

Cash flows from investing activities:
Purchase of held to maturity securities	(3,667,613)	(12,621,944)
Proceeds from maturity of held to maturity securities Proceeds from available for sale securities Purchase of available for sale securities	8,045,002 1,123,944 (700,000)	12,940,000 500,000 --
Purchases of property and equipment	(13,311)	(61,336)
Payments for patents	(45,062)	(55,644)
Net cash provided by investing activities	4,742,960	701,076

Net cash provided by (used in) financing activities

Cash flows from financing activities:
Purchase of treasury stock
Proceeds from warrants exercised
Net cash provided by (used in) financing activities

	-- -- -- --	-- -- 30 330
Net Increase (decrease) in cash and cash equivalents	2,653,652	(185,514)
Cash and cash equivalents at beginning of period	145,572	494,837
Cash and cash equivalents at end of period	$2,799,224	$ 309,323

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three and Nine Months Ended February 28, 2007 and February 28, 2006

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the three and nine months ended February 28, 2007 and February 28, 2006, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the three and nine months ended February 28, 2007 and February 28, 2006 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2006 and May 31, 2005 which are included in our annual report on Form 10-KSB filed on September 6, 2006.

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

Stock-Based Compensation

Prior to our current fiscal year which began June 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" to stock-based employee compensation for the three and nine months ended February 28, 2006:

	Three Months Ended February 28, 2006	Nine Months Ended February 28, 2006
Net (loss) as reported	$ (364,062)	$ (1,248,162)
Stock Based Employee Compensation expense Included in net (loss) Deduct : total stock-based employee compensation expense determined under fair value method for all awards	-- (175,746)	4,769 (239,476)
Pro forma net (loss)	$ (539,808)	$ (1,482,869)
Basic shares outstanding Diluted shares outstanding	8,215,210 8,215,210	8,215,143 8,215,143
Earnings per share as reported: Basic Diluted	$ (.04) $ (.04)	$ (0.15) $ (0.15)
Earnings per share, pro forma Basic Diluted	$ (.07) $ (.07)	$ (0.18) $ (0.18)

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

Adoption of SFAS No. 123(R) did not have a material effect on our financial statements for the nine month period ended February 28, 2007 as there were no unvested options outstanding at June 1, 2006 and no options were granted in the nine month period ended February 28, 2007.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and nine month periods ended February 28, 2007 and February 28, 2006, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive, were 3,774,049 and 2,551,800 for the nine months ended February 28, 2007 and February 28, 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents as of February 28, 2007 represents cash on hand of $294 in checking and savings accounts, $86,434 in money market accounts and an investment in a debt security with a carrying value of $2,712,496 that had a maturity of less than 90 days at the date of purchase.

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

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the nine months ended February 28, 2007 and February 28, 2006 was $15,441 and $12,975 respectively. Amortization expense for each of the next five years is currently expected to be approximately $22,000.

Note 2. Investments in Marketable Securities:

A summary of investments as of February 28, 2007 is as follows:

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

A summary of option activity under the plan as of February 28, 2007, and changes during the nine month period then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at May 31, 2006	1,886,100	$ 3.58	8.99	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	<31,251>	6.00	--	--
Outstanding at February 28, 2007	1,854,849	$ 3.55	8.39	$0
Exercisable at February 28, 2007	1,854,849	$ 3.55	8.39	$0

Note 4. Warrants:

We have 1,919,200 warrants outstanding as of February 28, 2007. These warrants are comprised of 1,514,200 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 29, 2009.

Note 5. Other Receivables:

Other receivables represent retained fees on government contracts which represent up to a 15% payment hold back against billable fees. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of February 28, 2007 and May 31, 2006.

	February 28, 2007	May 31, 2006
Retained Fee Phase III Socrates Phase IV Socrates Other Total	$ -- 30,460 424 $ 30,884	$ 96,673 -- -- $ 96,673

Note 6. Other Current Assets:

As of February 28, 2007, other current assets were $177,767 compared to $264,750 as of May 31, 2006. This net decrease of $86,983 is primarily due the reduction of approximately net $182,000 for prepaid legal fees for a class action suit, resulting from a cash receipt from our insurance company of $122,000, credit memos to our three law firms of $82,000, offset by additional charges that will be due from the insurance company in the amount of $36,000. In addition, there were increases of approximately $66,000 for prepaid refurbishment expense for the SOCRATES system at the Denver International Airport both covered by our insurance policy and approximately a $14,000 increase to prepaid insurance and prepaid taxes.

Note 7 : Contingency

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities. Our funded contract backlog for our Phase IV Contract was $0 since December 31, 2006. As of February 28, 2007, our cash and investments were $4,049,224 and we anticipate that we will fund a substantial portion if not all of our operating expense and technology and development costs from our own cash and investments on hand through the end of our fiscal year May 31, 2007.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three and nine month period ended February 28, 2007 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of pending class action litigation alleging violations of federal securities laws, the outcome of Massachusetts federal district court litigation initiated by Analogic Corporation concerning our TIICM™ technology, whether the government will implement wake vortex advisory system at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our operations to date have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WakeVAS, that National Aeronautics and Space Administration (NASA) has been developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ended September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ended September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WakeVAS is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $19.8 million in funding. As of February 28, 2007, we have recognized an aggregate of approximately $19.8 million of contract revenue. Our current SOCRATES® government contract backlog as of February 28, 2007 is $0. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and WakeVAS system technology.

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

The second task order funding was completely expended as of December 31, 2006. Our ability to generate additional revenue under our Phase IV contract is subject to further U.S. government funding and the issuance of additional task orders. If additional funding becomes available under the Phase IV contract, the remaining amount of $6,711,086 can be funded with new task orders which generally require less administrative effort than a new contract award. At this time we are not projecting any additional funding in our current fiscal year which ends May 31, 2007.

There are no stipulated earmarks or other sources of funding in the U.S. FY 2006 and FY2007 budget for further testing and development of SOCRATES®-based technology. We are continuing to explore additional funding opportunities from potential sources in the NASA and/or U.S. Department of Transportation (DOT) budgets and from the private sector.

The table below represents the U.S. Government funding to date for our four SOCRATES® contracts.

SOCRATES® Phase	Contract Number	Contract Funding	Period of Performance
I	DTRS-57-97-C-00042	$3,019,355	From June 1, 1997 To July 31, 1999
II	DTRS-57-99-D-00074	$6,062,948	From August 27, 1999 To December 31, 2003
III	DTRS-57-03-D-30024	$7,617,165	From November 1, 2003 To October 15, 2005
IV	DTRT-57-05-D-30115 Task Order No: T0001 DTRT-57-05-D-30115 Task Order No: T0002	$1,695,029 $1,409,025	From September 15, 2005 To March 31, 2006 From January 27, 2006 To December 31, 2006
Total contract funding to date		$19,803,522

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

[From June 1, 1997, to the present we have advanced the SOCRATES® concept through various research and development milestones and now have a 16 beam SOCRATES® sensor installed at Denver International Airport where we anticipate the sensor will undergo further testing through approximately May 31, 2007. The expenses for the continued testing are expected to be paid for with corporate funds.

We believe that the WakeVAS system we are assisting to develop, which may incorporate the SOCRATES® wake vortex sensor, will be the first system that could include both wake vortex prediction and detection. However, there is currently no funding for further research and development of SOCRATES® technology or WakeVAS in the current FAA budget for its fiscal year ending September 30, 2007 and we received no such funding in the federal budget for its fiscal year ended September 30, 2006. We are pursuing other sources of government and private funding for research and development of SOCRATES® technology, but can make no assurances of whether or when we will obtain such additional funding. Our inability to obtain or any delay in such contract funding for research and development of SOCRATES® and/or WakeVAS technology from the federal government or other sources has delayed further research, development and testing and could eliminate or delay achievement of profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our SOCRATES® technology research and development and our financial condition.

We also are pursuing development of an airborne collision and ground proximity warning system for aircraft that we refer to as UNICORN™. We believe that UNICORN™ may have application to manned and unmanned air vehicles operated for a variety of private and governmental purposes. As of February 28, 2007, our direct cumulative research and development expenses for UNICORN™ total approximately $1,312,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test has been analyzed and the results were favorable. We engaged a placement agent to assist us in pursuing a tax advantaged joint venture financing to complete the research and development of our UNICORN™ technology for general aviation aircraft and unmanned aerial vehicles (UAV's). In support of this effort we have incurred cumulative expenses for legal fees, placement agent fees, market assessment and business planning expenses of approximately $380,000. The original engaged placement agent agreement has been cancelled and we are pursuing other means, [which may include finding a new placement agent?], to secure this financing. The market assessment was prepared by Charles River Associates based in Boston, Massachusetts. There can be no guarantee or assurance that we will complete a financing to fund our UNICORN™ research and development. If we do not complete such a financing, we will continue to pursue private and federal government funding to develop UNICORN™ UAV applications. In addition, we have been pursuing the application of UNICORN™ technology to unmanned air vehicles (UAV's). On April 2, 2007, we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract is for $99,316 and has a nine month period of performance.

During our fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of February 28, 2007 our cumulative independent research and development expense for TIICM™ is approximately $697,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. fiscal year 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI expects to receive $1 million in funding from an extension to their Phase II Small Business Innovative Research (SBIR) contract with the U.S. Air Force for further TIICM™ research and development. This funding is expected to come half from the U.S. Air Force and half from the Department of Homeland Security. FST expects to participate in a subcontract from SDI to support this further development, test and maturation of TIICM™ technology, although there can be no assurance of whether or when we will receive such contract or the amount of such subcontract. There can be no assurance that any new patents on TIICM™ will be issued, or that we will derive any revenue or profit from TIICM™, nor any expectation that we will receive any government or commercial funding for TIICM™. Prospects for development of TIICM™ may be adversely influenced by pending litigation that Analogic Corporation, which previously had supported development of TIICM™, brought against us and SDI.

We have experienced significant losses since our inception. The loss for the nine months ended February 28, 2007 was $1,942,160. Losses for the fiscal years ending May 31, 2006, 2005, and 2004 were $2,257,559, $1,411,644 and $424,214, respectively. The net loss for our fiscal year ended May 31, 2004 was caused primarily by two factors: (1) rate ceilings during the first six months, and (2) unallowable expenses under our government contract. The loss for the fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses under our government contract, (2) expenses during a partially unfunded period, and (3) unrecoverable and/or unabsorbed operating expenses. The loss for the fiscal year ended May 31, 2006 and the nine months ended February 28, 2007 was caused by (1) unallowable expenses under our government contract, (2) contract cost overruns, (3) unrecoverable and unabsorbed operating expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

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

In addition, Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the nine months ended February 28, 2007. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses for the nine months ended February 28, 2007 unreasonable for a company our size. For rate setting purposes, we have excluded approximately $700,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the nine months ended February 28, 2007. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For the Three and Nine Months Ended February 28, 2007 and February 28, 2006

	Three Months 2007	Three Months 2006	Nine Months 2007	Nine Months 2006
Contract Revenues	$ 182,712	$ 914,268	$1,442,739	$3,652,238

Cost of Revenues	334,193	469,332	1,182,293	2,171,700
Gross Profit	(151,481)	444,936	260,446	1,480,538
Operating Expenses:
Research and development	22,535	175,018	49,463	853,198
Selling, general and administrative	596,942	686,816	2,283,362	1,812,297
Depreciation and amortization	27,023	24,015	81,069	86,825
Total operating expenses	646,500	885,849	2,413,894	2,752,320
Loss from Operations	(797,981)	(440,913)	(2,153,448)	(1,271,782)

Other Income (Expense)
Interest income Gain (Loss) on investments available for sale	59,093 --	83,051 --	192,308 12,025	213,095 (170,875)
Loss before provision for income taxes	(738,888)	(357,862)	(1,949,115)	(1,229,562)
Provision for income taxes	(17,925)	6,200	(6,955)	18,600
Net Loss	(720,963)	(364,062)	(1,942,160)	(1,248,162)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less reclassified adjustments	-- --	(1,348) --	12,025 (12,025)	(64,191) 170,875
Comprehensive Loss	$(720,963)	$(365,410)	$(1,942,160)	$(1,141,478)
Net Loss Per Share
Basic and diluted	$ (.09)	$ (.04)	$ (.24)	$ (.15)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,215,210	8,215,210	8,215,210	8,215,143

Revenues. To date, the majority of our revenues have consisted of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government. In addition, during the three and nine months ended February 28, 2007 we had revenue of $107,756 and $271,296, respectively, and for the three and nine months ended February 28, 2006 we had revenue of $25,111 and $106,958, respectively, generated for hydrodynamic software development provided to companies in the maritime industry. The current backlog for these services is approximately $148,000.

Government Contract revenue for the three and nine months ended February 28, 2007 was $74,956 and $988,731 compared to $889,157 and $3,545,280 for the three and nine months ended February 28, 2006. The $814,201 and $2,556,549 decrease in Government Contract revenue for the three and nine months ended February 28, 2007 compared to the same period in the prior year was due primarily to the significant effort we undertook in the prior year periods to prepare a 16 beam SOCRATES system for testing, the actual testing of the system and collecting and analyzing the data from the test and the lack of government or other funding to sustain continued research, development and testing of the SOCRATES® system during our current fiscal year.

Costs of Revenues. Subcontractor, consultant and direct labor costs comprise our costs of revenues. Costs of revenue for the three and nine months ended February 28, 2007 was $334,193 and $1,182,293, compared to $469,332 and $2,171,700 for the three and nine months ended February 28, 2006. The decrease in cost of revenues is primarily due to the decrease in subcontractor and consultant costs that were associated with development of the 16 beam system during the three and nine months ended February 28, 2006. [The increase in the cost of revenue as a percent of revenue during the current three and nine month periods due to cost overruns primarily for subcontractor, consultant, and direct labor costs to complete a canned emulation of our ASWM technology.] There were no cost overruns in 2006.

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

Research and Development. Our research and development expense for the three and nine months ended February 28, 2007 was $22,535 and $49,463 compared to $175,018 and $853,198 for the three and nine months ended February 28, 2006. The decrease in research and development expenses of $152,635 and $803,735 for the three and nine months ended February 28, 2007 was primarily due to the decrease of $152,483 and $416,291 of research and development expense for project TIICM™ (Tactical Integrated Illumination Countermeasure) for the three and nine months ending February 28, 2007 compared to February 28, 2006 and a decrease of $387,445 in the cost of research and development of our UNICORN™ technology for the nine months ending February 28, 2007. We are waiting to see if we will be able to raise funding for UNICORN™ through a joint venture between us and private investors before we determine whether to continue the project and incur further research and development expenses for UNICORN™. However, as of this date the agreement with the previously selected placement agent for the private placement has been terminated and we are currently exploring other means, which may include finding a new placement agent, to raise the funding for the UNICORN™ project. We are also waiting to see if there is an out of court solution with the Analogic Corporation to terminate the Analogic lawsuit before we continue any further development of TIICM.

Selling, General and Administrative Expenses. As a Federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the Federal Government. Allowable and unallowable selling general and administrative expenses for the three and nine month periods ended February 28, 2007 and 2006 are detailed as follows:

Unallowable

Selling, general & administrative expenses
 Stock based compensation
Legal and professional
Lobbying
All other
Total

Allowable
Selling, general & administrative
expenses
    General and administrative
          salaries and wages
    Business development salaries
          and wages
    Business development travel
    Employee benefits
    Legal and professional
    Insurance
All other
Total
Total selling, general and
administrative expenses

Three Months 2007 $ 0 7,688 50,364 29,894 $87,946 $ 111,402 51,589 17,933 140,835 36,268 52,044 98,925 $508,996 $596,942	Three Months 2006 $ 0 49,635 38,149 41,699 $129,483 $ 106,371 28,213 42,326 172,304 53,995 73,136 80,988 $ 557,333 $ 686,816	Nine Months 2007 $ 0 463,823 137,321 120,954 $722,098 $ 364,061 174,328 134,053 363,418 153,546 91,618 280,240 $ 1,561,264 $ 2,283,362	Nine Months 2006 $4,769 173,805 120,804 131,347 $430,725 $ 280,757 79,807 59,708 364,133 219,870 127,514 249,783 $ 1,381,572 $ 1,812,297

Allowable General and Administrative Salaries and Wages: The increase for the three and nine month period ended February 28, 2007 in general and administrative salary and wages is primarily due to the addition of an office manager for our Austin, Texas office, increased requirements for our Mystic, Connecticut office manager and accounting staff and a full nine months of expense for our General Counsel, Vice President of Administration and Corporate Secretary compared to eight months of such expense for the same periods in our fiscal year 2006.

Allowable Business Development Salaries and Wages and Travel: The combined increase for business development of approximately $168,866 for the nine months ended February 28, 2007 compared to February 28, 2006, was due to our efforts to secure additional funding for our four technologies, SOCRATES, UNICORN, TIICM, and AWSM, and included presentations to industry and government agencies in Boston, Massachusetts, Washington, D.C., Memphis, Tennessee, and Anchorage, Alaska, as well as trade shows in Oshkosh, Wisconsin, Farnborough International Air Show in England, and preparation for the Paris Air-Show in France. Also included are the expenses for business development trips to Dubai and Singapore.

Allowable Employee Benefits: Benefits for the three months ended February 28, 2006 included a $31,000 bonus which was distributed on December 12, 2005.

Allowable Legal and Professional: Allowable legal and professional fees decreased for the three and nine months ended February 28, 2007 compared to the three and nine months ended February 28, 2006 due to previously recorded legal and consulting fees which have been reclassified to unallowable expense for the three and nine months ended February 28, 2007.

Allowable Insurance: For the three and nine months ended February 28, 2007, insurance expense is $21,092 and $35,896 lower than the same periods in 2006 because the prepaid insurance account, part of other current assets, as of May 31, 2006 was understated by approximately $23,000. If prepaid insurance had been properly recorded as of May 31, 2006 the insurance expense for the three and nine months ended February 28, 2007 would be approximately $75,000 and $115,000 and would be in line with insurance expense for the three and nine months ended February 28, 2006.

The operating losses for the three and nine months ended February 28, 2007 and February 28, 2006 are primarily due to four unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) unrecoverable and unabsorbed operating expenses, and 4) corporate research and development primarily for TIICM™. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

	Three Months 2007	Three Months 2006	Nine Months 2007	Nine Months 2006
1. Unallowable, selling, general and administrative expenses 2. Contract cost overruns 3. Unabsorbed operating expenses 4. Corporate research and development Total	$87,946 293,757 403,763 7,962 $793,428	$129,483 -- 165,933 185,369 $480,785	$722,098 593,047 870,708 18,725 $2,204,578	$430,725 -- 564,357 435,016 $1,430,098

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. The primary reasons for the decrease in unallowable expenses of $41,537 for the three months and the increase of $291,373 for the nine months ending February 28, 2007 compared to 2006 was due to the legal fees and consulting fees for the preparation of the UNICORN™ Private Placement Memorandum (PPM) and the legal fees for the companies defense of the Analogic lawsuit. The timing of the UNICORN™ PPM preparations was primarily from January 2006 to November 2006.

(2) Contract Cost Overruns. Contract cost overruns for the three and nine months ended February 28, 2007 represent direct labor, overhead, subcontractor and consulting expense, in excess of the contract funding to complete tasks for program management, concept of operations and technical remediation as part of Task Order No T0001 and T0002 of our current government contract. There were no contract cost overruns for the three and nine months ended February 28, 2006.

(3) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the government pursuant to the terms of our government contracts. The table below details unabsorbed operating expenses for the three and nine months ended February 28, 2007 compared to 2006.

Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption / billings to government Unabsorbed operating expenses	Three Months 2007 $ 508,996 $ 11,352 $ (116,585) $ 403,763	Three Months 2006 $ 557,333 $ 59,008 $ (450,408) $ 165,933	Nine Months 2007 $ 1,561,264 $ 63,215 $ (753,771) $ 870,708	Nine Months 2006 $ 1,381,572 $ 534,741 $ (1,351,956) $ 564,357

(4) Corporate Research and Development. The decrease of $177,407 and 416,291 for the three and nine months ending February 28, 2007 compared to 2006 was due primarily to the decision to significantly reduce expenses for the research and development of our TIICM™ technology as we determine the impact the Analogic Corporation lawsuit has on our TIICM™ research and development project.

Liquidity and Capital Resources

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our most recent contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor. Our Phase IV SOCRATES® contract was initially funded at $1,695,029 and a second task order provided additional funding of $1,409,025. Our funded contract backlog for our Phase IV contract as of February 28, 2007 was $0.

As of February 28, 2007 and May 31, 2006, our cash and investments were $4,049.224 and $6,145,398, respectively. The decrease in cash on hand and investments of approximately $2,096,000 was primarily attributable to the net loss of approximately $1,942,000 and purchases of equipment and patent costs of approximately $58,000, the change in operating assets and liabilities of approximately $177,000, primarily accounts payable, less depreciation and amortization expense of approximately $81,000 for the nine months ended February 28, 2007.

As of February 28, 2007, we had other receivables of $30,884 compared to $96,673 as of May 31, 2006. The net decrease is due to the actual billing to the Government of approximately $84,000 of previously retained fees on our Phase III SOCRATES® contract and the addition of approximately $30,000 of unbilled retained fees on our Phase IV SOCRATES® contract for the nine months ended February 28, 2007.

As of February 28, 2007, our accounts receivable were $213,964 compared to $130,001 as of May 31, 2006. The balance as of February 28, 2007 reflects an increase of approximately $84,000. The increase in accounts receivable is due to the billing of the previous retained fee on the Phase III contract and as of May 31, 2006 this amount was part of other receivable.

As of February 28, 2007, other current assets were $177,767 compared to $264,750 as of May 31, 2006. This decrease of approximately $87,000 is due primarily to payments received from our insurance carrier for legal fees we incurred for the preparation of a motion to dismiss a class action suit.

We had total current liabilities, including accounts payable, of $586,446 as of February 28, 2007 compared to $831,965 as of May 31, 2006. Accounts payable as of February 28, 2007 were $354,194, which included $105,755 to our subcontractor, Lockheed Martin Corporation, $62,603 to four law firms, $32,119 to consultants for direct contract support, and $153,717 in other expenses compared to accounts payable as of May 31, 2006 of $603,538, which included $80,164 to Lockheed Martin, $202,716 in legal fees; $101,235 to consultants for our UNICORN™ market study, and $219,423 in other expenses. The majority of the legal fees payable are included in other current assets and will be paid when we are reimbursed by our insurance company.

Through the end of our fiscal year May 31, 2007 we anticipate that we will fund all of our operating expense and technology and development costs from our own cash and investments on hand.

For the three month period from March 1, 2007 to May 31, 2007, we have estimated and expect to incur approximately $700,000 in operating expenses and technology development cost primarily for the further development of our SOCRATES® and AWSM technologies. The $700,000 does not include the further development of our UNICORN and TIICM technologies with Company funds. During this period, we have estimated and expect to receive approximately $115,000 from our hydrodynamic software development contract billing, approximately $50,000 of interest income and reduce our accounts payable balance as of February 28, 2007 by $150,000. Assuming we achieve these estimates, as to which we can make no guaranty or assurance, we estimate our available cash and investments would be approximately $3,350,000 as of May 31, 2007. Increases in costs, lack of government funding which currently is $0, and many other factors could reduce our cash and investments faster than we expect and we can provide no assurance that our actual cash and investments will be as estimated at any given date.

Our cash projections do not consider additional funding from our $9.815 million SOCRATES® research and development contract received September 15, 2005 beyond the last task order funding of $3.104 million which we have completed and billed. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or AWSM, of which there is $0 funding specified in the current federal budget for its fiscal year ending September 30, 2006 and 2007 and $0 in the FAA budget for fiscal year ending September 30, 2007. We are actively pursuing various sources of funding but there can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to internally fund our operation by drawing upon our cash and investments.

At present, our own resources are limited and will not be sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding in the near future for research, development and testing of our technologies would have a material adverse affect upon our financial condition and our ability to maintain our operations.

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

All of our contract funding to date, including the current and next anticipated task order, has resulted from earmarks made by the U.S. Congress during its budget and appropriation process. There is no assurance that we will receive further contract funding in this manner. Rather, we expect our future contract funding, if any, will depend primarily upon and result from the decision of our sponsoring agencies, particularly the FAA, to approve contract funding for further research, development and testing of our SOCRATES® wake vortex sensor or the wake vortex avoidance system as part of their agency budget and make funds available for such purpose from amounts appropriated to them or mandated by Congress or other sources. The FAA has not as yet included such funding in its budget and there can be no assurance that we will be successful in obtaining any such funding.

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

To date, we have incurred significant net losses, including net losses of $1,942,160 for the nine months ended February 28, 2007, $2,257,599 for the fiscal year ended May 31, 2006 and $1,411,699 for the fiscal year ended May 31, 2005. We had an accumulated deficit of $8,495,600 as of February 28, 2007. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES®, UNICORN™ or TIICM™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2007 did not contain contract funding for further research and development of our SOCRATES® technology and, neither the FAA nor any other U.S. government agency has proposed such funding in the federal budget for U.S. fiscal year 2008 that will commence October 1, 2007. We continue to explore and incur significant business development expenses for government funding for research and development of our SOCRATES® technology and our other technologies, as well as other sources but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor for inclusion in such a system, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor or the wake vortex advisory system as a result of, among other things, lack of progress or set-backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. If this occurs, it will reduce our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, UNICORN™ or TIICM™ technologies and to market our products. Termination or reduction of contract funding from the federal government could prevent or delay achievement of or increases in profitability, if any, create a substantial strain on our liquidity, resources and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

Our success depends on our successful product development and testing.

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our SOCRATES®, UNICORN™ and TIICM™ technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES® would result in a sensor that could be used for any operational procedure and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WakeVAS by controllers and pilots. We believe this conclusion was premature and based on an incomplete understanding of SOCRATES® and its operational potential. In our opinion, the testing and analysis we have conducted has increasingly supported this potential and resulted in the continuation of funding for our government contracts for research, development and testing of our SOCRATES® technology. However, there still are technical, engineering and program integration hurdles we must meet to develop SOCRATES® into an operational sensor, including, but not limited to, expanding the sensor to at least sixteen and as many as thirty-two laser beams, integrating the sensor into and with the other components of WakeVAS, and developing operating protocols for WakeVAS that define how it would be used by air traffic controllers and pilots. In the case of UNICORN™, we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN™. We might not successfully complete the development of our SOCRATES®, UNICORN™ or TIICM™ technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

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

We may need to raise additional capital.

Our present financial resources are limited and are not sufficient to complete research and development of and commercialize any of our technologies. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES®, UNICORN™ and TIICM™ based products, the availability and level of government funding, the

FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our research and development and operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We will continue to incur significant expenses for research and development and testing of our SOCRATES®, UNICORN™ and TIICM™ technology and may continue to experience such losses prior to commercialization and thereafter. Our current financial resources are limited and are not sufficient to achieve commercialization of our SOCRATES®, UNICORN™ and TIICM™ technologies. If in the near future we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek and obtain additional capital. In addition, other unforeseen costs, including, without limitation, marketing, sales and installation and research and development costs of later generation SOCRATES®, UNICORN™ and TIICM™ based products also could require us to seek additional capital. We do not have any credit facilities in place and we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. Obtaining additional debt or equity capital may require our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

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

In the past, our business has relied on a strategic alliance with Lockheed Martin Corporation.

In May 1997, we signed a teaming agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES® based products. This agreement will expire in May 2007. The agreement stipulated that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES® wake vortex sensor. Although to date we have generally worked in close cooperation with Lockheed Martin Corporation, we do not expect that this relationship will be sustained after the term of the Teaming Agreement. We have been increasing our capability to continue without Lockheed Martin. This may require the hiring of additional personnel, and/or consultants with subject matter expertise. We are also exploring possible strategic partnering relationships. There can be no assurance that these efforts to replace our past reliance on Lockheed Martin will be successful.

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

We can make no assurance as to whether or when these issues will be completely resolved with Lockheed Martin in a satisfactory manner. It is too early for us to assess how this situation will impact us and discussions between us and Lockheed Martin may continue. Termination of work by Lockheed Martin could have a material adverse effect upon our ability to obtain further government funding for and carryout research, development of our SOCRATES® technology, as well as on our operations, finances and prospects for successful completion and commercialization of SOCRATES® technology. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

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

Mr. Kovnat and Mr. Rees have announced their intention to retire on November 30, 2007. The Board intends to develop an orderly plan of succession to appropriately carry the Company forward.

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

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES® wake vortex sensor at airports or UNICORN™-based collision avoidance systems in small aircraft or TIICM™ in commercial airliners. We estimate that the cost of our SOCRATES® wake vortex sensor will be roughly $10 million to $20 million per airport installation, depending on, among other things, the number and configuration of runways. Due to developments in the market for general aviation collision warning and avoidance products and information we have obtained from our ongoing research, development and engineering of UNICORN™, we now expect the UNICORN™-based system could be more complex than we originally envisioned. As a result, we anticipate the wholesale price of this product could be approximately $25,000 which is substantially greater than the $10,000 price we have previously estimated. As we develop further information on the configuration and components of a UNICORN™-based system for general aviation, related production costs, and rapidly evolving competitive technologies, we will reassess the potential market for a commercial UNICORN™-based collision avoidance system for general aviation. Our current goal is to use, build on, and complete the UNICORN™ research and development we have conducted to date through a tax advantaged joint venture with private investors that we presently are pursuing. In addition, we have been pursuing the application of UNICORN™ technology to unmanned air vehicles (UAV's), On April 2, 2007 we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract is for $99,316 and has a nine month period of performance. Because we have not completed the research, development, and testing of either product or received final approvals for them from the federal government, we have not commenced production or marketing efforts. We currently do not anticipate having these products ready for commercial sale for at least several years. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products.

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

As of February 28, 2007, we have 8,215,210 shares of common stock and an aggregate of 3,774,049 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our officers, directors and major stockholders will exercise significant control over us.

Our current officers, directors and other major stockholders, in the aggregate, control approximately 46.53% of our outstanding common stock (including common stock issuable to such person or group within 60 days after February 28, 2007). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers and directors, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and under Section 11 of the Securities Act of 1933 and breach of fiduciary duty. The complaints allege, among other things, that we failed to disclose material details from a report circulated by Volpe in October 2001, which generally concerned the timetable and our prospects for achieving operational viability of the SOCRATES® wake vortex sensor. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities. We have filed a motion to dismiss the lawsuits which is pending and awaiting a decision of the court.

On June 28, 2006, we received notice that Analogic Corporation filed a lawsuit in federal court in Boston against us and our CEO and Sanders Design International (SDI) and its principals over perceived contractual interference relating to development of TIICM™ countermanpads technology on which SDI and we have filed a joint patent application. Analogic's lawsuit, among other things, asserts that we and SDI infringed Analogic's rights under a 2003 license agreement between SDI and Analogic by entering into a teaming agreement in 2004 and filing the joint patent application on TIICM™ in 2005. We have filed affirmative defenses and a counterclaim against Analogic and its former president.

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

(b)     Reports on Form 8-K

On December 6, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that we were the subject of a cover story in the November 2006 issue of Airport Magazine.

On February 23, 2007, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that effective February 19, 2007 one of our four independent directors, Stephen P. Tocco, resigned as an independent director of the Registrant and that on February 22, 2007, our Board of Directors elected two new independent directors, Mr. Wes Cummins and Mr. James L. Schwartz.

On March 5, 2007, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that we had achieved an important milestone in demonstrating the initial functional emulation of the Aircraft Wake Safety Management (AWSM) system.

On March 22, 2007, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that we were selected by the U.S. Air Force to receive a Small Business Innovative Research (SBIR) contract award to investigate the applicability of its UNICORN™ airborne radar technology to UAV (Unmanned Aerial Vehicles) collision avoidance requirements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
April 13, 2007	By:	/s/ Samuel A. Kovnat

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

Signature	Date
/s/ William B. Cotton	April 13, 2007

William B. Cotton, Director, President

/s/ Frank L. Rees	April 13, 2007

Frank L. Rees, Director, Executive Vice President

/s/ David D. Cryer	April 13, 2007

David D. Cryer, Chief Financial Officer, Treasurer

/s/ C. Robert Knight	April 13, 2007

C. Robert Knight, Secretary, Vice President of Administration/ General Counsel

/s/ Kenneth S. Wood	April 13, 2007

Kenneth S. Wood, Director

/s/ Jackson Kemper	April 13, 2007

Jackson Kemper, Director

April 13, 2007

Larry L. Pressler, Director

/s/ Joseph J. Luca	April 13, 2007

Joseph J. Luca, Director

/s/ Wes Cummins	April 13, 2007

Wes Cummins, Director

/s/ James Schwartz	April 13, 2007

James Schwartz, Director