Form 10KSB
period 2007-05-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2007-09-10
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007
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

Registrant's revenues for its most recent fiscal year:     $1,546,857

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes     ☒    No

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of $2.26 per share on September 7, 2007, as reported on the American Stock Exchange, was approximately $18,679,375. In determining the market value of non-affiliate voting stock, shares of common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 8,265,210 shares of common stock outstanding as of August 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED MAY 31, 2007

i

Preliminary Note: Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-KSB for the fiscal year ending May 31, 2007 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of pending class action litigation alleging violations of federal securities laws, the outcome of Massachusetts federal district court litigation initiated by Analogic Corporation concerning our TIICM™ technology, whether the government will implement WVAS at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

     AWSM™, SOCRATES®, UNICORN™ and TIICM™ are trademarks of ours. This Form 10-KSB also refers to trademarks and trade names of other companies and organizations.

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

ii

PART I

Item 1. Description of Business.

Overview

We are developing four new technologies designed to enhance aviation safety and efficiency. These technologies include AWSM™, SOCRATES®, UNICORN™, and TIICM™.

SOCRATES® is a technology we are developing into a ground-based laser acoustic sensor to detect and track wake vortices at airports.

AWSM™ - is a technology we are developing into a system of sensors and other components to form a wake vortex avoidance system (WVAS).

UNICORN™ is a technology we are developing into an airborne radar for collision avoidance and ground proximity warning.

TIICM™ is a technology we are developing into a system to protect commercial and military aircraft against terrorist threats from heat seeking missiles.

We are developing an aircraft wake safety management system we refer to as AWSM™ to be a full wake vortex avoidance system which may be used by Air Traffic Controllers as an advanced air traffic management tool for safely reducing the applied separation between aircraft. Studies have shown that significant gains in airport capacity may be realized through use of a system such as AWSM™. In 2006, the Joint Planning and Development Office (JPDO), which is responsible for defining the roadmap to the Next Generation Air Transportation System (known as NextGen), published a Baseline Operational Improvement Roadmap. That document called for the reduction of longitudinal arrival/departure spacing between aircraft based on ground-based wake vortex prediction and detection. We are designing the AWSM™ system to meet that requirement. A partial system emulation, based on pre-recorded aircraft arrival data, was presented to the government on February 28, 2007.

We believe that AWSM™, upon completion and deployment at major airports, can potentially;

     •      Improve the safety of aircraft arrivals and departures at airports;
     •      Safely increase runway landing and takeoff rates;
     •      Reduce passenger delays; and
     •      Generate substantial cost savings for the airline industry and other airport users.

We are developing SOCRATES® technology to be a component for possible inclusion in AWSM™. From 1997 to 2005, we focused on developing and testing the SOCRATES® wake vortex sensor technology. Much of this work was funded by the U.S. Department of Transportation (DOT) and managed by the DOT Volpe Center in Cambridge, Massachusetts. On September 13, 2003, we completed a three-week test of an improved SOCRATES® wake vortex sensor at Denver International Airport. Based upon our analysis of initial data, this test demonstrated a major increase in the capability and reliability of the sensor. Building upon these three tests, we further developed our SOCRATES® wake vortex sensor and tested a 16-beam configuration during September 2005. Based on our analysis of the data, this 2005 test demonstrated a further increase in the capability and reliability of our SOCRATES® wake vortex sensor.

During this time, we generally subcontracted to Lockheed Martin Corporation significant participation in the development and assembly of the hardware components of our SOCRATES® wake vortex sensor, including the low-power laser generators, reflectors, and receivers. Lockheed Martin Corporation personnel also have supported the operation of this equipment during tests of our SOCRATES® wake vortex sensor through various stages of development to date, have been developing software used in analyzing test data and have worked with us in analyzing test data itself. Our payments to Lockheed Martin Corporation averaged approximately $825,000 or 34% of our average contract revenue for FY 2007 and FY 2006. As of May 31, 2007, pursuant to the terms of the teaming agreement, this relationship terminated.

Starting in September 2005, our Volpe DOT contract directed us to commence the development of AWSM™ technology. In February 2007 we presented an initial functional emulation of much of the hardware and software integration of AWSM™ technology, utilizing pre-recorded sensor data from the September 2005 SOCRATES® tests as well as Lockheed Martin's Lidar sensor subsystem. Depending on government direction and approval of test protocols, and funding availability, we are contemplating further AWSM™ technology development and testing including live emulation tests of the full system and safety assessment demonstrations. The prospects for if and when the government, particularly the Federal Aviation Administration, will provide any such direction, approval or funding are uncertain and we can make no assurance as to whether or when we will proceed with further testing of AWSM™ technology.

We also are developing a collision avoidance and ground proximity warning system for aircraft based on our technology referred to as UNICORN™. On September 13, 2002, we received a frequency assignment from the Federal Communications Commission for experimental purposes and development of UNICORN™ technology which was renewed under certain conditions on September 1, 2006. Having re-applied for renewal, we are still able to use the frequency for development of the technology. In August 2003, we signed a contract with Georgia Tech Research Institute, (GTRI), under which GTRI commenced work on the construction of our

UNICORN™ technology antenna elements. We also contracted with Microwave Solutions, Limited, in England to produce the radar electronic modules. An initial proof-of-principle tower based test of UNICORN™ technology antenna elements, one of the major components of a potential UNICORN™ system, was conducted in August of 2005. During our fiscal year 2007, we curtailed research and development of UNICORN™ technology while we pursue the possibility of raising research and development funding for UNICORN™ through a tax-advantaged research and development partnership.

During our fiscal year 2007, we continued pursuing a third new technology initiative, called TIICM™ (Tactical Integrated Illuminating Countermeasure), for protection of military or commercial aircraft against certain shoulder-launched terrorist missile threats. We believe that TIICM™ technology may be a more cost-effective solution to this problem than competing military systems which are currently being funded by the government. We had been working on development of TIICM™ technology with Sanders Design International, a small innovative defense contractor based in New Hampshire and Analogic Corp (NASDAQ: ALOG) a larger company based in Peabody, Massachusetts. On June 26, 2006, Analogic filed a lawsuit against us and SDI, alleging that a teaming agreement between us and SDI should be invalidated. We are actively defending this lawsuit. We have incurred direct costs of approximately $700,000 for TIICM™ technology research and development thus far, not including overhead and general and administrative costs. During and since the end of our fiscal year 2007, we have curtailed our research and development on TIICM™ technology pending resolution of this lawsuit.

We contracted with Georgia Tech Research Institute (GTRI) to utilize their government validated simulation model to subject TIICM™ technology to over 100,000 simulated missile attacks on a Boeing 737 aircraft. Preliminary results of this analysis were encouraging. There can be no assurance as to if, or when, we will be able to successfully develop TIICM™ technology, that our TIICM™ technology efforts will result in any contracts, or revenues, or profits, to us, or that our relationships with other companies to develop TIICM™ technology will be successfully formalized, or that there will be any revenues, or profits, to us.

Since our inception, our primary source of funding has been four successive contracts with the federal government aggregating approximately $19.8 million for research, development and testing of our SOCRATES® wake vortex sensor. We have not had any revenues from commercial sales of any of our technologies, and we may not realize such sales for several years. We have incurred cumulative losses of $9,341,826 as of May 31, 2007, which we have funded with the proceeds of three equity offerings. We will need additional funds to complete our future research and development of these technologies and may need to raise additional capital for this purpose. We may consider and execute from time to time strategic investments, acquisitions or other transactions that we believe will benefit us and complement our current operations, technologies, and resources.

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

FSTO received the original contract with the federal government for the research and development of our SOCRATES® technology in connection with its potential application to wake vortices on May 29, 1997. On November 3, 2000, FSTO completed a private placement of preferred stock arranged by Spencer Trask Securities Incorporated which resulted in net proceeds to us of approximately $1,500,000. In consideration of this placement, Spencer Trask Intellectual Capital Company, LLC received shares of our common stock and warrants to acquire our preferred stock, as well as placement agency fees and reimbursement of certain costs. All of the preferred shares and warrants for preferred shares were converted, respectively, to common stock and warrants for common stock pursuant to their terms as a result of a share exchange.

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

Principal Concepts Under Development and Market Opportunities

SOCRATES® Wake Vortex Sensor and the AWSM™ system

Whenever an aircraft is in flight, its wings and wing flaps create wake vortices, which are similar to horizontal tornadoes trailing back from the wing tips. If a second aircraft encounters these vortices, even several minutes after the first plane has passed, its pilot's control of the aircraft may be compromised. To address these hazards, the Federal Aviation Administration, sometimes known as the FAA, has established requirements for increased spacing between airplanes as they land and take off. The spacing translates into more time in the air, which results in flight delays and increased fuel and flight crew costs. Requirements for even larger spacing for aircraft trailing the new, very large Airbus A380 are anticipated to further exacerbate wake-related flight delays.

Our initial focus for SOCRATES® technology has been the development of a wake vortex sensor to detect, locate and track wake vortex turbulence, based on the sound radiated by the turbulence. The sensor design includes a low-power laser transmitter and receiver, a laser beam reflector and special optical and electronic components to translate changes in laser transmissions caused by their interaction with sound radiation from the vortices, and determine the presence and location of wake vortex turbulence. While our present focus is on air turbulence created by aircraft wakes, we believe that with future research and development our SOCRATES® technology may also enable the detection of various hazardous atmospheric phenomena, such as wind shear and microbursts. If and when we successfully complete further development, testing and obtain FAA approval, our sensor could become a component in a wake vortex advisory system, sometimes referred to as WVAS, to be used by air traffic controllers to establish safe separation between either arriving or departing aircraft. In furthering this development, we plan to integrate the sensor with other potential components of a WVAS, and develop operating protocols for use of our sensor with other WVAS components by air traffic controllers and pilots.

In 2006, we began to develop the Aircraft Wake Safety Management that we sometimes refer to as AWSM™ system. AWSM™ is intended to be a tool used at airports to provide air traffic control, sometimes referred to as ATC, with a recommendation to use either standard wake vortex spacing or minimum radar spacing when aircraft land or take off. We expect AWSM™ would include the following components: prediction algorithms (available from NASA) which numerically compute the motion of a vortex pair for a given aircraft and local meteorological conditions, the SOCRATES® and LIDAR sensors which would measure the motion of the same vortex pair, and weather persistence predictions (provided by NASA) which forecast the persistence of local weather conditions, adoptive spacing procedures, and communication links between sensor and ATC. In addition to providing ATC with a wake separation recommendation (e.g., either use standard wake spacing or use minimum radar spacing), AWSM™ would deliver an estimated persistence time which would alert ATC to a possible change in the recommendation which may occur in the future (on the order of 30 minutes) and controller guidance to resolve predicted wake encounters throughout the terminal airspace. A partial system emulation based on recorded data was presented to the DOT's Volpe Center in February 2007.

In June 2003, the FAA approved a long-term mission needs statement and related investment plan that contemplates expenditures by FAA and NASA of $206 million during the period running from U.S. fiscal year 2003 through 2010 on wake vortex detection research and development. The FAA investment plan includes deployment of a prototype WVAS and culminates in development of wake turbulence capability at selected airports and integration with controller tools. The mission needs statement has not and may not be approved at all necessary levels of the federal government, and the federal government may not provide the funding required to complete the mission needs statement. This funding must be annually requested by the FAA, authorized and approved by Congress, and approved by the President. There is no assurance as to what amount of contract funding, if any, we will receive in connection with the mission needs statement to complete the research, development, and testing of our SOCRATES® wake vortex sensor or AWSM™ technology for inclusion in a WVAS. Through U.S. fiscal year ending September 30, 2007, the FAA has not requested Congress to appropriate any significant funds for this purpose. The FAA has assigned an overall moderate to high risk rating to the implementation of this program due to technical unknowns and risks associated with getting controllers and pilots to accept a ground or flight deck based system.

We believe the FAA's substantial investment in addressing the problems associated with wake vortex turbulence and its issuance of the long-term mission needs statement for wake turbulence indicate its awareness that there is a growing need in the aviation industry for technologies to combat the wake vortex problem. There are many other participants and constituencies that could have an interest in the deployment and financing of our technology. For example, the International Federation of Airline Pilots Associations, (IFALPA), which represents over

100,000 pilots worldwide and is recognized as the global voice of pilots on both labor and aviation safety issues, officially states a requirement for vortex monitoring in any system designed to safely reduce the current wake vortex-related spacing requirements. The busier airports, which are typically owned and operated by state and local authorities, also have a natural interest in increasing airport safety and efficiency. Airlines also could benefit from installation of AWSM™, through increased safety and efficiencies and a reduction in fuel costs attributable to delays.

AWSM™ still faces technical hurdles and, furthermore, must be accepted by a variety of constituencies involved in the National Airspace System, including, but not limited to, air traffic controllers and pilots. We can make no assurance whether or when the FAA will implement AWSM™, either with or without our SOCRATES® wake vortex sensor. At this time, we do not know if we can successfully complete development of our SOCRATES® wake vortex sensor, if the federal government will provide the funding required to complete our plan, if we will successfully implement the plan and testing, or if the government will implement AWSM™ at all or with the inclusion of our SOCRATES® wake vortex sensor.

UNICORN™ Technology

We also have pursued development of an airborne collision and ground proximity warning system we refer to as UNICORN™. As of May 31, 2007, our cumulative research and development expenditure on UNICORN™ was approximately $1,318,000. During August, 2005 we tested a UNICORN™ prototype antenna in a successful proof-of-principle test detecting airborne aircraft. The data collected from this test was used to create a technical remediation plan for improved performance and we are pursuing additional funding in order to proceed with plans for the eventual commercialization of UNICORN™.

Our original plan for UNICORN™ technology was to provide a low-cost, combined, collision alerting and ground proximity warning capability for general aviation aircraft, including private, business and smaller regional and commercial aircraft. Since our fiscal year ended May 31, 2004, we also have been investigating the potential application of our UNICORN™-based "sense and avoid" collision avoidance technology for unmanned air vehicles, sometimes referred to as UAVs, including military, other government, and commercial operations. Accelerating government requirements for UAV applications in the U.S. domestic airspace, together with higher than anticipated development costs, production cost estimates based on information we obtained from ongoing product development that significantly exceed our initial projections, and increasing competition in the general aviation market for UNICORN™-like products, have caused us to pursue the utilization of a tax-advantaged research and development partnership for our UNICORN™ technology.

Our UNICORN™ technology is based on a unique implementation of radar technology in an airborne system to detect and track aircraft and detect the ground below and ahead of the airplane. Although further research, development and testing are required, we believe that fixed element antennas on the top and bottom of the aircraft could provide full spherical coverage for detection of collision threats up to four nautical miles away. UNICORN™ technology would alert pilots to a potential collision threat by both audible and visual means, and the locations of the threat aircraft would be shown on either an existing or dedicated cockpit display.

Following a recommendation of support from the FAA in September 2002, the Federal Communication Commission (FCC) issued us an Experimental Radio Station License facilitating UNICORN™ antenna development on either of two frequencies: 5145 MHz in the FAA aviation band and 3650-3700 MHz in the non-aviation band. These frequencies may be used at any of three designated locations in the eastern U.S. until September 1, 2006. We have since filed for an extension of the approval which, under the FCC rules allows us to continue operating under that experimental license until September, 2008.

We acquired the UNICORN™ technology from Advanced Acoustic Concepts, Inc., (AAC), in January 2000 in exchange for shares of our common stock. We have agreed to pay AAC a lump sum payment of $150,000 after we receive revenues from sales of UNICORN™ products of $1,000,000. In addition, we will pay to AAC a continuing royalty of 3% of all net sales of UNICORN™ products thereafter.

We have initiated discussions with the federal government about the possible use of UNICORN™ technology on Unmanned Air Vehicles, or UAV's, to perform the " detect and avoid" function. There is increasing interest on the part of civil and military authorities in operating UAVs in parts of the National Airspace System other than military restricted areas. These operations could not take place unless the collision safety issue is addressed. We believe that our UNICORN™ technology may have the potential to meet this emerging need. On April 2, 2007, we received a Phase I contract award under the Air Force Small Business Innovative Research program to investigate the feasibility of applying the UNICORN™ technology as part of a sense-and-avoid system on board UAVs.

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

TIICM™ Tactical Integrated Illumination Countermeasure Technology

TIICM™ technology is intended to provide a low-cost, highly effective shield to protect airliners against the threat of some terrorist missiles. TIICM™ technology represents a new concept that provides special infrared sources mounted on wings, tail sections and along the bottom of the aircraft fuselage sections, together with particular sequencing of these illumination sources to both attract certain missile seeker elements and "spoof" certain threat missile guidance systems.

We were developing TIICM™ technology in conjunction with Sanders Design International (SDI), a New Hampshire company, and Analogic Corporation, a company located in Peabody, Massachusetts. In April, 2004, we executed a 10-year Teaming Agreement with SDI under which we would be the prime contractor with respect to development of counter-technologies for certain anti-aircraft heat seeking shoulder fired missiles. Under additional arrangements with SDI, we filed an application for and would share with SDI ownership of the TIICM™ technology patent if the patent application results in an award of a new patent. A prior patent on an earlier technology was awarded to SDI in February, 2004, which is the subject of a 2003 license agreement between SDI and Analogic Corporation. This licensing agreement may limit our ability to earn revenue from TIICM™ technology. The legal significance of the Analogic license agreement as it relates to our Teaming Agreement with SDI and TIICM™ technology patent application is the subject of a lawsuit pending in federal court in Boston, Massachusetts which asserts, among other things, that by entering the 2004 Teaming Agreement FST and SDI infringed Analogic's rights under its 2003 license agreement with SDI.

There can be no assurance that we can successfully develop TIICM™ technology to achieve a cost-benefit advantage against more well established and mature competing technologies, or that we will receive any significant revenues or profits from TIICM™.

Sales and Marketing

SOCRATES® Wake Vortex Sensor and AWSM™ Technology

If and when we successfully complete research, development, and testing of our SOCRATES® wake vortex sensor and the AWSM™ technology, our goal is to obtain FAA approval of and support for the use of our SOCRATES® wake vortex sensor in an AWSM™ technology implementation due to the growing demand for cost-effective ways to improve airport safety and capacity and the advantages of our technology over existing alternatives. Our strategies for selling SOCRATES® and AWSM™-based products for use in airports will include:

•      Closely coordinating with the FAA, which would acquire and deploy the AWSM™ system, including SOCRATES® technology, at United States airports,

•      Assisting airports to apply for the allocation of airport improvement grants to acquire AWSM™ systems,

•      Targeting the busiest U.S. airports, followed by airports in other countries, with a campaign that includes informational seminars and direct marketing,

•      Publicizing the advantages of our SOCRATES® wake vortex sensor and AWSM™ system in promoting advanced air safety and airport productivity to members of the U.S. Congress, aircraft manufacturers, commercial airlines, and air travel trade industry groups, and

•      Soliciting FAA funding for the establishment of "beta sites" for the installation of SOCRATES® and AWSM™ technologies at select U.S. airports (Anchorage, Miami, Louisville, Memphis and Dallas Fort Worth).

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

The present market for UAVs is almost entirely military and very limited and the potential of an expanded market is unclear. However, the potential uses of UAV's over the next 20-30 years could include:

•      Traditional military surveillance
•      Customs/Border patrol surveillance
•      Harbor/port surveillance
•      Regional and local law enforcement
•      Fire fighting
•      Crop dusting

It has been estimated as many as 20,000 UAV's may be employed in the US domestic airspace over the next 20 years. If, as, and when we can complete the development and flight testing of a UAV UNICORN™ product, we intend to market UNICORN™ to:

•      Government - Military and Department of Homeland Security users
•      UAV Manufacturers
•      Commercial UAV users

There can be no assurance that we will successfully complete the development of UNICORN™, integrate UNICORN™ into UAV systems, or gain any market acceptance for UNICORN™ as a UAV or general aviation product.

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

Competition

SOCRATES® Wake Vortex Sensor and AWSM™ System for reducing aircraft separation

The aviation and airport safety business is very competitive. We expect competition in hazardous weather applications and wake vortex detection and warning sensors and systems to intensify as air travel and airport congestion continue to increase worldwide, and as public scrutiny of aviation safety heightens. We may face competition from established companies in the aviation systems marketplace, which are currently providing or developing technologies and products such as Low Level Windshear Alert Systems, airborne and ground-based Doppler Radar, Lidar, Laser Doppler Velocimetry, Terminal Doppler Weather Radar, and the Minix Winglet. These companies include Allied Signal/Honeywell, Coherent Technologies, Northrop Equipment Corp., Raytheon Corp., Christian Hugues and others, including our former teaming member, Lockheed Martin. The chart below describes these alternative ground-based sensor technologies that might compete with SOCRATES®.

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

We believe our SOCRATES® wake vortex sensor and AWSM™ system may offer many advantages over the products and technologies provided by these competitors, although further research, development, and testing are needed to complete our sensor and make it operational. We believe that if, as and when our SOCRATES® wake vortex sensor and AWSM™ system is fully developed and operational, these advantages may position us to penetrate the market, particularly for a ground-based wake vortex sensor. We believe the advantages of a wake vortex sensor based on our SOCRATES® technology and AWSM™ system will include:

     •    Greater reliability in foggy or cloudy weather conditions that often impede lidar-based systems;
     •    Superior accuracy, even for small disturbances other systems often miss;
     •    Earlier warning of potential hazards;
     •    No need for large atmospheric particles to detect disturbances; and
     •    Greater cost-effectiveness and easier implementation.

UNICORN™ Technology

Competition for the "see and avoid" function in the UAV community consists of optical and radar systems. An optical system under development by Defense Research Associates (DRA) provides fairly accurate azimuth and elevation to the target during visual weather conditions but little or no range information. The field of view is also limited to plus or minus 110 degrees in azimuth and plus or minus 20 degrees in elevation. A 35 GHz radar system tested on a UAV by the U.S. Navy is quite limited in range and also has the limited field of view.

We believe that, if and when, successfully developed and tested, our UNICORN™-based products may offer potential advantages over currently available alternatives in the UAV and, later, the general aviation market for small aircraft. Current competition in the general aviation market includes the following:

Technology	Description	Limitations	Mfr.	Status	Approximate 2005 Retail Price
Transponder	9900BX Traffic Advisory System	• Only detects transponders	Avidyne	In production	$20,990(1)
Transponder	Monroy ATD-200	• Only detects transponders; • Does not provide location or time to collision	Monroy	In production	$695(2)
Transponder	L3-Goodrich Skywatch Traffic Advisory System	• Only detects transponders	Goodrich	In production	$24,630(3)
TCAS	Traffic Alert & Collision Avoidance System	• Only detects transponders	Rockwell and Honeywell	In production	$30,860 to 226,390(4)
Transponder	KTA 970 TCAS I	• Only detects transponders	Honeywell	In production	$30,860
Transponder and terrain data base	KMH 980 TCAS/EGPWS	• Only detects transponders • Uses terrain database	Honeywell	In production	$40,000

Notes:

(1)     Avidyne now also features its own TAS systems using Ryan technology:
          a.     TAS600 Series $9,990 - $20,990 depending on performance
          b.     MHAS600 Series $16,985 - $34,985 including TAS600 series, XM weather, and weather rada/EGPWS interfaces (but EGPWS system not included)
(2)     Zaon Flight Systems makes similar transponder-based detection products
          a.     XRX provides direction, relative altitude, and range $1,795
          b.     MRX provides range and altitude $499
(3)     Price for Skywatch HP TAS. Prices vary from $17,980 to $28,500 depending on functionality. (TCAS I capability for $28,500)
(4)     Represents range of Honeywell/Bendix-King and Rockwell Collins TCAS I and TCAS II products

General

Our ability to compete successfully in the market for air safety products will depend on our success in:

     •    Completing on a timely basis the research and development, prototyping, testing, and production of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™
          products;

     •    Obtaining FAA approval of our SOCRATES® wake vortex sensor, AWSM™ and
          UNICORN™ and TIICM™ products;

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

If and when we successfully complete development of any of our technologies, of which there can be no assurance, actual deployment will present us with major systems integration challenges. Our competitors have far greater resources and experience in developing and integrating major air safety systems that would be important in what we expect would be a government sponsored competition to select a systems integrator. Our size, limited experience and limited resources would place us at a significant disadvantage in any such competition and might require us to seek a partner or become a team member with larger companies, in which event our role and profit opportunity may be limited. We can make no assurance of our ability to find a partner, join a team or otherwise compete successfully to obtain commercial contracts for deployment of any of our technologies even if we successfully complete their development.

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

Government Funding

A substantial amount of our time and expenditures have been spent on the research, development and testing of our SOCRATES® wake vortex sensor. A substantial portion of our funding for research and development contracts of our SOCRATES® wake vortex sensor and AWSM™ technology has and is expected to continue to come from appropriations of the federal government. These appropriations, from which we have been allocated an aggregate of approximately $19.8 million in contract funding to date, have been earmarked by Congress for the procuring federal agencies, FAA and NASA, for funding, monitoring and administering the development of SOCRATES® technology and AWSM™ technology to enhance airport and airline safety. We do not expect to receive further earmarks to fund development of our SOCRATES® or AWSM™ technology and no such earmarks or other funds have been included in the federal budget since U.S. fiscal year 2005. We anticipate further U.S. government funding for development of our SOCRATES® or AWSM™ technology, of which there can be no assurance, will occur at the direction of the FAA as part of its budgetary process.

Upon successful completion of research and development of our SOCRATES® wake vortex sensor, we would also depend upon the FAA for procurement and installation of AWSM™ systems, including our sensor, in U.S. airports. In June 2003, the FAA approved a long-term mission needs statement that contemplates expenditures by FAA and NASA of $206 million during the period running from U.S. fiscal year 2003 through 2010 on wake vortex detection research and development, including deployment of a prototype AWSM™ and culminating in development of wake turbulence capability at selected airports and integration with controller tools. The mission needs statement has not and may not be approved at all necessary levels of the federal government and the federal government may not provide the funding required to complete the mission needs statement, which must be annually requested by the FAA, authorized and approved by Congress, and approved by the President. There is no assurance as to what amount of contract funding, if any, we will receive in connection with the mission needs statement. Through U.S. fiscal year ending September 30, 2007, the FAA has not requested Congress to authorize or appropriate these funds. The FAA has assigned an overall moderate to high risk rating to this program due to technical unknowns and risks associated with getting controllers and pilots to accept a ground or flight deck, or both, based system.

We believe that the federal government has indicated a long-term interest in the development of a wake vortex avoidance system and our SOCRATES® wake vortex sensor for potential inclusion in such a system. In 2003, the federal government began an initiative to develop the Next Generation Air Traffic System (NGATS). NGATS is intended to be a more flexible and automated system "capable of meeting up to two or three times the current capacity demand by the year 2025". The federal government's Joint Planning and Development Office (JPDO) oversees a coalition of government agencies which are involved in developing NGATS, including the U.S. Departments of Transportation, Defense, Homeland Security and Commerce and the FAA, NASA and White House Office of Science and Technology Policy. These organizations have developed a "roadmap" that defines the technologies that must be developed and implemented in order to achieve the goals of NGATS. Among those technologies are systems which allow for enhanced safety as well as increased throughput of air traffic at airports through reduction of the applied spacing between aircraft. This reduction will be accomplished, in part, "based on ground-based wake vortex detection and prediction," and according to the road-map is expected to be implemented and tested in the U.S. fiscal years 2008-2011 timeframe.

To our knowledge, the FAA has no plans to apply sufficient resources to the development of a WVAS incorporating both prediction and detection in time for implementation and testing in the timeframe called for by the NGATS roadmap. This disparity between the roadmap and FAA budgeting has been noted in Congressional communications to the FAA and we expect will be the subject of future discussions between the FAA and Congress, although there can be no assurances as to the pace or outcome of any such discussions.

The U.S. government may terminate any government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government may hold, reduce or eliminate future funding for research and development of our SOCRATES® wake vortex sensor or AWSM™ technology as a result of a reduction in support or opposition from supervising agencies, changes in budgetary priorities or decisions to fund competing systems or components of systems. When this occurs, it reduces our resources available for research and development of our proprietary technologies, new products or enhancements to our SOCRATES®, AWSM™, UNICORN™ or TIICM™ technologies and to market our products. Reduction of funding from the federal government has delayed and in the future could continue to delay development of our technologies and achievement of or increases in profitability, create a substantial strain on our liquidity, resources, and product development, and have a material adverse effect on the progress of our research and development and our financial condition.

Our Intellectual Property and Technology

SOCRATES® Technology

We intend to rely on a combination of patent protection, trademark protection, trade secret protection, copyright protection, and confidentiality agreements to protect our intellectual property rights. We have received a United States patent relating to our SOCRATES® technology (US Patent No. 6,034,760 issued on March 7, 2000). We have received patents on the SOCRATES® technology in Australia, Canada, China, Democratic Peoples Republic of Korea, Israel, New Zealand, Norway, and Turkey. We have corresponding patent applications, based upon the United States application, for a patent on our SOCRATES® technology pending in Japan and the European Patent Organization. There can be no assurance any patent will issue from these pending applications. We also may apply to federally register various copyrights for our software and documentation with the United States Copyright Office and abroad.

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

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. We have conducted discussions with Lockheed Martin Corporation on this issue and other unresolved issues. We cannot predict or provide any assurance on the outcome of these discussions and whether any outcome will be satisfactory to us.

Also, our SOCRATES® trademark is now registered on the Principal Register, having Registration No. 2,967,386.

We filed a Patent Application with the United States Patent and Trademark Office in April 2006 for a method and apparatus for focused detection of hazardous atmospheric conditions, which is different in certain important technical respects from the earlier patent on SOCRATES® technology. This patent application comprises a system that can detect, via acoustic sensing, conditions in the atmosphere that are hazardous to aircraft that approach or depart from airport runways. There can be no assurance that any patent will result from our filing.

UNICORN™ Technology

We also have received a United States patent relating to our UNICORN™ technology (US Patent No. 6,211,808 issued on April 3, 2001 and re-issued as U.S. Patent No. RE 39,053 on April 4, 2006). We have received patents on the UNICORN™ technology in Australia, Canada, and New Zealand. We have a corresponding patent application, based upon the United States application, for a patent on our UNICORN™ technology pending in Japan. However, there can be no assurance any patent will result from this pending application. We also may apply to federally register various copyrights for our software and documentation with the United States Copyright Office and abroad.

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

Also, we re-applied for federal protection of our UNICORN™ trademark in the United States in July 2006. We have received a Notice of Allowance from the United States Patent and Trademark Office.

We filed a Patent Application with the United States Patent and Trademark Office in November 2005 for a collision alerting and avoidance system, which is different in certain important technical respects from the earlier patent on UNICORN™ technology. This patent application is for a collision alerting and avoidance system that utilizes an antenna array configured to operate with a "sing-around" transmitter/receiver to detect obstacles in its field of view. The collision alerting and avoidance system is useful for general aviation aircraft, as well as for unmanned aerial vehicles (UAVs) and marine vehicles. We have received a Notice of Allowance from the United States Patent and Trademark Office. A corresponding Patent Cooperation Treaty application was filed in November 2005. We have corresponding patent applications, based upon the United States application, pending in the Democratic Peoples Republic of Korea, European Patent Organization and Japan. However, there can be no assurance any patents will result from these pending applications. We also may apply to federally register various copyrights for our software and documentation with the United States Copyright Office and abroad.

TIICM™ Technology

We filed a Patent Application with the United States Patent and Trademark Office in September 2005 relating to our TIICM™ (Tactical Integrated Illuminating Countermeasure) technology in conjunction with Sanders Design International (SDI), (a New Hampshire company). TIICM™ is intended to provide a low-cost, highly effective shield to protect airliners against the threat of certain terrorist missiles. Under our arrangement with SDI, we will share ownership of the TIICM™ patent, if the application results in a new patent award. There can be no assurance that any patent will result from our TIICM™ filing. We filed an application to obtain a federal trademark on TIICM™ in July 2005. The application was approved for publication but was subject to an Opposition Proceeding. The Opposition Proceeding has been terminated under agreement with the opposing party.

We also filed a Patent Application with the United States Patent and Trademark Office in April 2007 for a central laser source based passive countermeasure system. This patent application is for a central laser source based passive countermeasure system used on an emission producing asset that utilizes a central laser source to produce optical energy. There can be no assurance that any patent will result from our filing.

AWSM™ Technology

We filed a Patent Application with the United States Patent and Trademark Office in June 2007 for an aircraft wake safety management system. This patent application is for an aircraft wake safety management system that predicts wake vortex behavior and determines if the wake vortex pair generated by a lead aircraft is in the flight path of a following aircraft. There can be no assurance any patents will result from these pending applications. We also may apply to federally register various copyrights for our software and documentation with the United States Copyright Office and abroad.

Also, we applied for federal protection of our AWSM™ trademark in the United States in November 2006. We have received a Notice of Allowance from the United States Patent and Trademark Office.

Government Approval and Regulations

The airport and airline industry is subject to extensive government oversight and regulation. To introduce a product for commercial sale, we must successfully complete research, development, and testing of the product and obtain necessary governmental approvals for installation of the product in airports or aircraft. For our SOCRATES® wake vortex sensors, the FAA must commission it and AWSM™ technology for use in the National Airspace System. As UNICORN™ and TIICM™ technologies are airborne systems, they must be FAA certified for use on aircraft. Any factor that delays or adversely affects this process, including delays in development or difficulty in obtaining federal government approval of the product, could adversely affect our business, financial condition, or results of operations.

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

Employees

As of May 31, 2007, we had eight full-time and four part-time employees. Our employees are not members of a union, and we are not aware of any efforts on their part to form or join a union. We believe that our relationship with our employees is good.

Item 2. Description of Property.

Our primary offices, located in Mystic, Connecticut, are leased at a monthly rate of $2,755. We also utilize satellite office space that we lease or use on a month to month basis pursuant to the following arrangements with the following parties: (i) Baltimore, Maryland leased from our executive vice president and director, Frank L. Rees, at $500 per month through December 31, 2006 and presently at no charge; (ii) Austin, Texas space provided without charge by our president and director, William B. Cotton; and (iii) North Kingston, Rhode Island leased from The Meadows Professional Office Park on an annual basis at a monthly rate of $1,240; and (iv) Lancaster, Pennsylvania space provided without charge by our Senior Engineer Robert L. Cooperman, (v) office space in Denver, Colorado at $500 per month. We believe that our facilities are adequate to satisfy our projected requirements and that additional space will be available if needed.

Item 3. Legal Proceedings.

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and under Section 11 of the Securities Act of 1933 and breach of fiduciary duty. The complaints allege, among other things, that we failed to disclose material details from a report circulated by Volpe in October 2001, which generally concerned the timetable and our prospects for achieving operational viability of the SOCRATES® wake vortex sensor. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities. The cases were consolidated by the Court into one action and lead counsel was appointed by the Court. In 2006, we moved to dismiss all claims. The Court has not ruled on the motion yet.

On June 28, 2006, we received notice that Analogic Corporation filed a lawsuit against us and our CEO and Sanders Design International (SDI) and its principals over alleged contractual interference relating to development of TIICM™ countermanpads technology on which SDI and we have filed a joint patent application. Analogic's lawsuit, among other things, asserts that we and SDI infringed Analogic's rights under a 2003 license agreement between SDI and Analogic by entering into a teaming agreement in 2004 and filing the joint patent application on TIICM™ in 2005. We have filed affirmative defenses and a counterclaim against Analogic and its former president.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

On January 30, 2004, our common stock became eligible to trade on the American Stock Exchange, or AMEX, under the symbol FLT. As of May 31, 2007, we had 8,235,210 shares of common stock outstanding, of which 6,694,276 shares trade on the AMEX. The following chart shows the high and low sales price of our common stock for each of our fiscal quarters as quoted on the AMEX:

Fiscal Quarter 8/31/05 11/30/05 2/28/06 5/31/06 8/31/06 11/30/06 2/28/07 5/31/07	High $1.64 $3.90 $3.19 $2.88 $2.74 $2.60 $1.86 $2.40	Low $1.21 $1.35 $2.00 $2.05 $2.20 $1.16 $1.08 $1.60

As of May 31, 2007, we had 89 record holders of our common stock, as reflected on the books of our transfer agent. A significant number of shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Equity Compensation Plans

We adopted the 2005 Stock Incentive Plan in October 2005. Under the terms of the 2005 Plan, all of our employees, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Under the 2005 Plan, a total of 1,500,000 shares of our common stock are available for issuance, of which 46,400 shares remain available for future awards as of May 31, 2007. In addition, the shareholder vote that approved the 2005 Plan also approved previous awards totaling 570,000 shares of our common stock.

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

Our Board also approved the issuance of up to a total of 114,000 shares of our common stock, which was held in treasury, to our two lobbyists, who include Jackson Kemper, one of our directors. These shares are not registered for public trading and are subject to the restrictions under Rule 144 promulgated by the U.S. Securities and Exchange Commission.

The table below provides information relating to our equity compensation plans as of May 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	2,023,600	$3.50	46,400
Equity compensation plans not approved by security shareholders (a)	31,249	6.00	(a)

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

Options issued to: Directors Total issued	Number of options 31,249 31,249	Exercise price $6.00	Vesting dates 2003-2005	Expiration dates 2006-2008

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

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years which would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-KSB for the fiscal year ended May 31, 2007 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of pending class action litigation alleging violations of federal securities laws, the outcome of Massachusetts federal district court litigation initiated by Analogic Corporation concerning our TIICM™ technology, whether the government will implement wake vortex advisory system at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our operations to date have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WVAS, that National Aeronautics and Space Administration (NASA) has been developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ended September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ended September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WVAS is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $19.8 million in funding and as of May 31, 2007, we have recognized an aggregate of approximately $19.8 million of contract revenue. Our current SOCRATES® government contract backlog as of May 31, 2007 is $0. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and AWSM™ technology.

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

On September 25, 2005, we received our fourth successive contract from Volpe in the aggregate amount of approximately $9.8 million to continue research, development and testing of our SOCRATES® and AWSM™ technologies. The initial task order funding under this new contract provided approximately $1.7 million of contract funding to us and was dated September 25, 2005. On January 27, 2006 we received our second task order under this new contract which provided approximately $1.4 million of additional funding.

The second task order funding was completely expended as of December 31, 2006. Our ability to generate additional revenue under our Phase IV contract is subject to further U.S. government funding and the issuance of additional task orders of which there can be no assurance. If additional funding becomes available under the Phase IV contract, the remaining amount of $6.7 million can be funded with new task orders which generally require less administrative effort than a new contract award. No such task orders have been requested or are being processed at the present time.

The table below represents the U.S. Government funding to date for our four SOCRATES® contracts.

SOCRATES® Phase	Contract Number	Contract Funding	Period of Performance
I	DTRS-57-97-C-00042	$3,019,355	From June 1, 1997 To July 31, 1999
II	DTRS-57-99-D-00074	$6,062,948	From August 27, 1999 To December 31, 2003
III	DTRS-57-03-D-30024	$7,617,165	From November 1, 2003 To October 15, 2005
IV	DTRT-57-05-D-30115 Task Order No: T0001	$1,695,029	From September 15, 2005 To March 31, 2006
	DTRT-57-05-D-30115 Task Order No: T0002	$1,409,025	From January 27, 2006 To December 31, 2006
Total contract funding to date		$19,803,522

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

To our knowledge, the FAA has no plans to apply sufficient resources to the development of a WVAS incorporating both prediction and detection in time for implementation and testing in the timeframe called for by the NGATS roadmap. This disparity between the roadmap and FAA budgeting has been noted in Congressional communications to the FAA and we expect will be the subject of future discussions between the FAA and Congress, although there can be no assurances as to the pace or outcome of any such discussions.

There were no stipulated earmarks or other sources of funding in the U.S. fiscal year 2006 and fiscal year 2007 budget for further testing and development of SOCRATES®-based technology. In the FAA budget request submitted to the U.S. Congress for fiscal year 2008, which commences October 1, 2007, a total of $13.755 million is specified for wake vortex research and development. Although this represents a threefold increase over previous FAA budget modifications for wake vortex research, there is no assurance that we will receive any of these funds, even if approved by the U.S. Congress and the President. We are continuing to explore additional funding opportunities from potential sources in the NASA and/or U.S. Department of Transportation (DOT) budgets and from the private sector for research and development of SOCRATES® and AWSM™ technologies, but can make no assurances of whether or when we will obtain such additional funding. Our inability to obtain or any delay in such contract funding for research and development of SOCRATES® and AWSM™ technologies from the federal government or other sources has delayed and could continue to delay further research, development and testing; could eliminate or continue to delay achievement of profitability, if any; has created a substantial strain on our liquidity, resources and product development; and has had a material adverse effect on the progress of our technology research and development and our financial condition.

We also are pursuing development of an airborne collision and ground proximity warning system for aircraft that we refer to as UNICORN™. We believe that UNICORN™ may have application to manned and unmanned air vehicles operated for a variety of private and governmental purposes. As of fiscal year ended May 31, 2007, our direct cumulative research and development expenses for UNICORN™ total approximately $1,318,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test has been analyzed and the results were favorable. Since that time, our research, testing and development activities on UNICORN™ activity have been limited, while we evaluated the market for this technology and pursued financing for it. In November, 2006, we engaged a placement agent to assist us in pursuing a tax advantaged joint venture financing to complete the research and development of our UNICORN™ technology for general aviation aircraft and unmanned aerial vehicles (UAV's). In support of this effort we have incurred cumulative expenses for legal fees, placement agent fees, market assessment and business planning expenses of approximately $380,000. The original engaged placement agent agreement has been cancelled and we have engaged a new placement agent, to secure this financing. The market assessment was prepared by Charles River Associates based in Boston, Massachusetts. There can be no guarantee or assurance that we will complete a financing to fund our UNICORN™ technology research and development. If we do not complete such a financing, we will continue to pursue private and federal government funding to develop UNICORN™ UAV applications. On April 2, 2007, we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract is for approximately $99,000 and has a nine month period of performance.

During our fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ technology is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of fiscal year ended May 31, 2007 our cumulative direct independent research and development expense for TIICM™ technology is approximately $700,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ technology with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. fiscal year 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI expects to receive $1 million in funding from an extension to their Phase II Small Business Innovative Research (SBIR) contract with the U.S. Air Force for further TIICM™ technology research and development. This funding is expected to come half from the U.S. Air Force and half from the Department of Homeland Security. There can be no assurance that any new patents on TIICM™ technology will be issued, or that we will derive any revenue or profit from TIICM™ technology, nor any expectation that we will receive any government or commercial funding for

TIICM™ technology. Prospects for development of TIICM™ technology may be adversely influenced by pending litigation that Analogic Corporation, which previously had supported development of TIICM™, brought against us and SDI. We have curtailed development activities on TIICM™ technology pending resolution of this lawsuit and can make no assurance as to how, if or when it will be resolved.

We have experienced significant losses since our inception. The loss for the fiscal year ended May 31, 2007 was approximately $2,788,000. Losses for the fiscal years ending May 31, 2006, and 2005, were approximately $2,258,000, and $1,412,000, respectively. The loss for the fiscal year ending May 31, 2005 was caused by: (1) unallowable expenses under our government contract, (2) expenses during a partially unfunded period, and (3) unrecoverable and/or unabsorbed operating expenses. The loss for the fiscal year ended May 31, 2006 and the fiscal year ended May 31, 2007 was caused by (1) unallowable expenses under our government contract, (2) contract cost overruns, (3) unrecoverable and unabsorbed operating expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

Our Phase III and Phase IV government contracts do not include rate ceilings. If we obtain government funding, and the government deems our allowable expenses to be reasonable, of which there can be no assurance, the absence of rate ceilings should eliminate or reduce a significant source of losses in previous years. We will continue to incur certain unallowable expenses or allowable expenses the government deems unreasonable. We also remain subject to the risk of further delay, reduction or elimination in federal contract funding. However, it is our view that the elimination of rate ceilings is a significant improvement to our historical contract terms.

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

In addition, Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the fiscal year ended May 31, 2007. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses for the fiscal year ended May 31, 2007 unreasonable for a company our size. For rate setting purposes, we have excluded approximately $1,500,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the fiscal year ended May 31, 2007. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Income (Loss)
For the Years Ended May 31, 2007 and May 31, 2006

($ nearest 000 )	May 31, 2007	May 31, 2006
Contract Revenues	$ 1,547,000	$ 3,870,000
Cost of Revenues	1,338,000	2,369,000
Gross Profit	209,000	1,501,000
Operating Expenses:
Research and development	130,000	1,054,000
Selling, general and administrative	3,043,000	2,593,000
Depreciation and amortization	91,000	108,000
Total operating expenses	3,264,000	3,755,000
Loss from Operations	(3,055,000)	(2,254,000)
Other Income (Expense)
Interest income	241,000	284,000
Gain (Loss) on investments available for sale	12,000	(262,000)
Loss before provision for income taxes	(2,802,000)	(2,232,000)
Provision for income taxes	(14,000)	25,000
Net Loss	(2,788,000)	(2,257,000)

Other Comprehensive Income (Loss)
Unrealized gains (loss) on investments Less: reclassification adjustment for (gain) loss included in net loss	12,000 (12,000)	(98,000) 262,000
Comprehensive Loss	$(2,788,000)	$(2,093,000)
Net Loss Per Share
Basic and diluted	$ (.34)	$ (.27)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,216,416	8,215,168

Revenues. To date, the majority of our revenues have consisted of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government. In addition, during the fiscal year ended May 31, 2007 we had revenue of $370,000 and for the fiscal year ended May 31, 2006 we had revenue of $155,000, generated for hydrodynamic software development provided to companies in the maritime industry. The current backlog for these services is $66,000.

Government contract revenue for the fiscal year ended May 31, 2007 was $1,177,000 compared to $3,715,000 for the fiscal year ended May 31, 2006. The $2,538,000 decrease in government contract revenue for the fiscal year ended May 31, 2007 compared to the prior year was due primarily to the availability of government funding for the significant effort we undertook in the prior year period to prepare a 16 beam SOCRATES® system for testing, the actual testing of the system and collecting and analyzing the data from the test and the lack of government or other funding to sustain continued research, development and testing of the SOCRATES® system during our fiscal year ended May 31, 2007.

Costs of Revenues. Subcontractor, consultant and direct labor costs comprise our costs of revenues. Costs of revenue for the fiscal year ended May 31, 2007 was $1,338,000, compared to $2,369,000 for the fiscal year ended May 31, 2006. The decrease in cost of revenues is primarily due to the decrease in direct labor, subcontractor, and consultant costs that were associated with development of the 16 beam system during the fiscal year ended May 31, 2006. The increase in the cost of revenue as a percent of revenue during the fiscal year ended May 31, 2007 is due to lack of government contract funding and cost overruns of $466,000 primarily for subcontractor, consultant, and direct labor costs that we incurred to complete a canned emulation of our AWSM™ technology. Contract overruns in 2006 totaled $126,000.

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

Research and Development. Our research and development expense for the year ended May 31, 2007 was $130,000 compared to a $1,054,000 for the fiscal year ended May 31, 2006. The decrease in research and development expenses of $924,000 for the fiscal year ended May 31, 2007 was primarily due to the decrease of $599,000 of research and development expense for TIICM™ technology (Tactical Integrated Illumination Countermeasure) for the fiscal year ended May 31, 2007 compared to May 31, 2006 and a decrease of $389,000 in the cost of research and development of our UNICORN™ technology for the fiscal year ended May 31, 2007. We are waiting to see if we will be able to raise funding for UNICORN™ technology through a joint venture between us and private investors before we determine whether to continue the project and incur further research and development expenses for UNICORN™ technology. However, as of this date the agreement with the previously selected placement agent for the private placement has been terminated and we have engaged a new placement agent, to raise the funding for the development of UNICORN™ technology. We are also waiting to see if there is an out of court solution with the Analogic Corporation to terminate the Analogic lawsuit before we continue any further development of TIICM™ technology.

In addition, our research and development expenses were $64,000 for the development of our AWSM™ technology and the cost associated with preparing for a live emulation test of our SOCRATES® technology. The related cost was $0 for the fiscal year ended May 31, 2006.

Selling, General and Administrative Expenses. As a federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the federal government. Allowable and unallowable selling general and administrative expenses for the fiscal year ended May 31, 2007 and 2006 are detailed as follows:

($ nearest 000 )

Unallowable
Selling, general & administrative expenses
 Stock based compensation
Legal and professional
Lobbying
All other
Total

Allowable
Selling, general & administrative expenses
    General and administrative salaries and wages
    Business development salaries and wages
    Business development travel
    Employee benefits
    Legal and professional
    Insurance
All other
Total
Total selling, general and administrative expenses

May 31, 2007 $ 90,000 639,000 175,000 152,000 $1,056,000 $ 490,000 232,000 178,000 483,000 163,000 128,000 313,000 $1,987,000 $3,043,000	May 31, 2006 $ 5,000 209,000 171,000 171,000 $556,000 $ 407,000 131,000 97,000 479,000 390,000 148,000 385,000 $2,037,000 $2,593,000

Allowable General and Administrative Salaries and Wages: The increase for the fiscal year ended May 31, 2007 in general and administrative salary and wages is primarily due to the addition of an office manager for our Austin, Texas office, increased requirements for our Mystic, Connecticut office manager and accounting staff and a full twelve months of expense for our General Counsel, Vice President of Administration and Corporate Secretary compared to eleven months of such expense for the same periods in our fiscal year 2006.

Allowable Business Development Salaries and Wages and Travel: The combined increase for business development of $182,000 for the fiscal year ended May 31, 2007 compared to May 31, 2006, was due to our efforts to secure additional funding for our four technologies, SOCRATES®, UNICORN™, TIICM™, and AWSM™, and included presentations to industry and government agencies in Boston, Massachusetts, Washington, D.C., Memphis, Tennessee, and Anchorage, Alaska, as well as trade shows in Oshkosh, Wisconsin, Farnborough International Air Show in England, and the Paris Air-Show in France. Also included are the expenses for business development trips to Dubai and Singapore.

Allowable Employee Benefits: Total salaries and wages, which includes direct labor for contract and research and development labor, was $1,293,000 for the fiscal year ended May 31, 2007 compared to $1,240,000 for the fiscal year ended May 31, 2006. Employee benefits as a percent of total salary and wages was 37.3% and 38.6% for the fiscal year ended May 31, 2007 and May 31, 2006 respectfully. The difference is not significant.

Allowable Legal and Professional: Allowable legal and professional fees decreased for the fiscal year ended May 31, 2007 compared to the fiscal year ended May 31, 2006 due to approximately $430,000 of certain legal and consulting fees which have been reclassified to unallowable expense for the fiscal year ended May 31, 2007.

The operating losses for the fiscal year ended May 31, 2007 and May 31, 2006 are primarily due to four unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) unrecoverable and unabsorbed operating expenses, and 4) corporate research and development primarily for TIICM™ technology. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities.

Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

	May 31, 2007	May 31, 2006
1. Unallowable, selling, general and administrative expenses 2. Contract cost overruns 3. Unabsorbed operating expenses 4. Corporate research and development Total	$1,056,000 466,000 1,509,000 19,000 $3,050,000	$556,000 126,000 1,033,000 626,000 $2,341,000

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. The primary reasons for the increase in unallowable expenses of $500,000 for the fiscal year ending May 31, 2007 compared to 2006 was due to the legal fees and consulting fees for the preparation of the UNICORN™ private placement memorandum (PPM) and the legal fees for the companies defense of the Analogic lawsuit. The timing of the UNICORN™ PPM preparations was primarily from January 2006 to November 2006.

(2) Contract Cost Overruns. Contract cost overruns for the fiscal year ended May 31, 2007 represent direct labor, overhead, subcontractor and consulting expense, in excess of the contract funding to complete tasks for program management, concept of operations and technical remediation as part of Task Order No T0001 and T0002 of our current government contract. The contract cost overruns for the fiscal year ended May 31, 2006 represents cost in excess of funding for task order #T0001.

(3) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the government pursuant to the terms of our government contracts. The table below details unabsorbed operating expenses for the fiscal year ended May 31, 2007 compared to 2006.

	May 31, 2007	May 31, 2006	Increase/ Decrease
Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption/billings to government Unabsorbed operating expenses	$ 1,987,000 $ 382,000 $ (860,000) $ 1,509,000	$2,037,000 $ 434,000 $(1,438,000) $ 1,033,000	$ (50,000) $ (52,000) $ 578,000 $ 476,000

(4) Corporate Research and Development. The decrease of $607,000 for the fiscal year ended May 31, 2007 compared to 2006 was due primarily to the decision to significantly reduce expenses for the research and development of our TIICM™ technology as we determine the impact the Analogic Corporation lawsuit has on our TIICM™ research and development project.

Liquidity and Capital Resources

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities.

Our most recent contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor. Our Phase IV SOCRATES® contract was initially funded at $1,695,000 and a second task order provided additional funding of $1,409,000. Our funded contract backlog for our Phase IV contract as of fiscal year ended May 31, 2007 was $0.

As of May 31, 2007 and May 31, 2006, our cash and investments were $3,390,000 and $6,145,000, respectively. The decrease in cash on hand and investments of $2,755,000 was primarily attributable to the net loss of a $2,788,000 and purchases of equipment and patent costs of $80,000, less the change in operating assets and liabilities of $22,000, primarily accounts payable, less depreciation and amortization expense of $91,000 for the fiscal year ended May 31, 2007.

As of May 31, 2007, we had other receivables of $31,000 compared to $97,000 as of May 31, 2006. The net decrease is due to the actual billing to the Government of $84,000 of previously retained fees on our Phase III SOCRATES® contract and the addition of $30,000 of unbilled retained fees on our Phase IV SOCRATES® contract for the fiscal year ended May 31, 2007.

As of fiscal year ended May 31, 2007, our accounts receivable were approximately $106,000 compared to $130,000 as of fiscal year ended May 31, 2006. The balance as of fiscal year ended May 31, 2007 reflects a decrease of $24,000.

As of fiscal year ended May 31, 2007, other current assets were $183,000 compared to $265,000 as of fiscal year ended May 31, 2006. This decrease of $82,000 is due primarily to payments received from our insurance carrier for legal fees we incurred for the preparation of a motion to dismiss a class action suit.

We had total current liabilities, including accounts payable, of $593,000 as of fiscal year ended May 31, 2007 compared to $832,000 as of fiscal year ended May 31, 2006. Accounts payable as of fiscal year ended May 31, 2007 were $323,000, which included $73,000 to our subcontractor, Lockheed Martin Corporation, $152,000 to four law firms, and $98,000 in other expenses compared to accounts payable as of fiscal year ended May 31, 2006 of $603,000, which included $80,000 to Lockheed Martin, $203,000 in legal fees; $101,000 to consultants for our UNICORN™ market study, and $219,000 in other expenses. The majority of the legal fees payable are included in other current assets and will be paid when we are reimbursed by our insurance company.

Through the end of our fiscal year ending May 31, 2008 we anticipate that we will be able to fund all of our operating expense and technology and development costs from our own cash and investments on hand.

For the fiscal year ended May 31, 2008, we have estimated and expect to incur approximately $2,570,000 in operating expenses and technology development cost primarily for the further development of our SOCRATES® and AWSM™ technologies. During this period, we have estimated and expect to receive $480,000 from our hydrodynamic software development contract billing, $130,000 of interest income and reduce our accounts payable balance as of fiscal year ending May 31, 2008 by $150,000. Assuming we achieve these estimates, as to which we can make no guaranty or assurance, we estimate our available cash and investments would be approximately $1,280,000 as of fiscal year ending May 31, 2008. Increases in costs could reduce our cash and investments faster than we expect and we can provide no assurance that our actual cash and investments will be as estimated at any given date.

Our cash projections do not consider additional funding from our $9.815 million SOCRATES® research and development contract received September 15, 2005 beyond the last task order funding of $3.104 million which we have completed and billed. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® or AWSM™ technology, of which there is $0 funding specified in the federal budget for its fiscal year ending September 30, 2007 and $13.755 million in the FAA budget request for U.S. fiscal year ending September 30, 2008, part of which could be allocated to continued wake vortex research and development. We are actively pursuing various sources of governing and private contracts and other funding but there can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to internally fund our operation by drawing upon our cash and investments.

At present, our own resources are limited and will not be sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private contracts or funding for research, development and testing of our technologies has had and if prolonged will continue to have a material adverse affect upon our financial condition and our ability to maintain our operations beyond our fiscal year ending May 31, 2008.

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

Risks Related to Our Business

We need additional contract funding or need to raise additional capital.

Our present financial resources are limited and are not sufficient to complete research and development of or commercialize any of our technologies or continue operations significantly beyond or current fiscal year ending May 31, 2008. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our research and development and operations over the period of years we believe are required to commercialize our products. In each of our last three fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We will continue to incur significant expenses for research and development and testing of our SOCRATES®, AWSM™, UNICORN™ and TIICM™ technologies and may continue to experience such losses prior to commercialization and thereafter. If in the near future we are unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek and obtain additional capital. In addition, future costs, including, without limitation, marketing, sales and installation and research and development costs of later generation SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products also could require us to seek additional capital. We do not have any credit facilities in place and we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. Obtaining additional debt or equity capital may require our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

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

All of our contract funding to date has resulted from earmarks made by the U.S. Congress during its budget and appropriation process. There is no assurance that we will receive further contract funding in this manner. Rather, we expect our future contract funding, if any, will depend primarily upon and result from the decision of our sponsoring agencies, particularly the FAA, to approve contract funding for further research, development and testing of our SOCRATES® wake vortex sensor or the wake vortex avoidance system as part of their agency budget and make funds available for such purpose from amounts appropriated to them or mandated by Congress or other sources. The FAA has not as yet included such funding in its budget and there can be no assurance that we will be successful in obtaining any such funding.

We have not as yet received any revenue from the commercial sale of any products. We do not anticipate receiving any such revenue unless and until our SOCRATES®, AWSM™, UNICORN™ or TIICM™ based products become operational, which could take several years. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. Estimates for UNICORN™ have recently been evaluated by an outside consulting firm. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of approximately $2,788,000 for the fiscal year ended May 31, 2007, $2,258,000 for the fiscal year ended May 31, 2006 and $1,412,000 for the fiscal year ended May 31, 2005. We had an accumulated deficit of $9,341,826 for the fiscal year ended May 31, 2007. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES®, AWSM™, UNICORN™ or TIICM™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2007 did not contain contract funding for further research and development of our SOCRATES® or AWSM™ technology. The FAA has proposed approximately $13.755 million of funding for wake vortex research and development in the federal budget for U.S. fiscal year 2008 that will commence October 1, 2007. However, there can be no assurance we will obtain any of such funds, even if they are approved as part of the U.S. budget by the U.S. Congress and signed into law by the President. We continue to explore and incur significant business development expenses to obtain government funding for research and development of our technologies, as well as other sources, but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor and AWSM™ technology for inclusion in such a system, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor and AWSM™ technology or the wake vortex advisory system as a result of, among other things, lack of progress or set-backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. Any such event reduces our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, AWSM™, UNICORN™ or TIICM™ technologies and to market our products. Delay, termination or reduction of contract funding from the federal government prevents or delays achievement of or increases in profitability, if any, creates a substantial strain on our liquidity, resources and product development, and has a material adverse effect on the progress of our research and development and our financial condition.

Our success depends on our successful product development and testing.

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our SOCRATES®, AWSM™, UNICORN™ and TIICM™ technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES® technology would result in a sensor that could be used for any operational procedure and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES® technology would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WVAS by controllers and pilots. We believe this conclusion was premature and based on an incomplete understanding of SOCRATES® technology and its operational potential. In our opinion, the testing and analysis we have conducted has increasingly supported this potential and resulted in the continuation of funding for our government contracts for research, development and testing of our SOCRATES® technology. However, there still are technical, engineering and program integration hurdles we must meet to develop SOCRATES® technology into an operational sensor, including, but not limited to, expanding the sensor to at least sixteen and as many as thirty-two laser beams, integrating the sensor into and with the other components of an AWSM™ system to make it suitable and effective for a WVAS, and developing operating protocols for AWSM™ technology that define how it would be used by air traffic controllers and pilots. In a long term mission needs statement approved by the FAA in 2003, it assigned an overall moderate to high risk rating to implementation of a WVAS due to technical unknowns and risks associated with getting controllers and pilots to accept a ground or flight deck based system. In the case of UNICORN™ technology, we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN™. We might not successfully complete the development of our SOCRATES®, AWSM™, UNICORN™ or TIICM™ technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

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

The airport and aviation industry is subject to extensive government oversight and regulation. To introduce our SOCRATES®, AWSM™, UNICORN™ or TIICM™ based products for commercial sale, we must successfully complete research, development, and testing and obtain necessary governmental approvals for their installation. Upon approval by the Federal Aviation Administration, or FAA, our SOCRATES® wake vortex sensor or AWSM™ technology would be part of a multi-component wake vortex advisory system that also will require government approvals before it can be deployed. Any factor that delays or adversely affects this approval process, including delays in development or inability to obtain necessary government approvals, could have a material adverse effect on our business, financial condition, and results of operations, and we can make no assurance when or if all such approvals will be obtained.

In the past, our business has relied on a strategic alliance with Lockheed Martin Corporation.

In May 1997, we signed a teaming agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES® based products. This agreement expired in May 2007 and our relationship with Lockheed Martin has terminated. The agreement stipulated that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES® wake vortex sensor. We have been increasing our capability to continue without Lockheed Martin. This may require the hiring of additional personnel, and/or consultants with subject matter expertise. We are also exploring possible strategic partnering relationships. There can be no assurance that these efforts to replace our past reliance on Lockheed Martin will be successful.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. Lockheed Martin Corporation has told us that it was prevented from previously disclosing the patent to us because of a government secrecy order. After consultation with counsel, including our patent counsel, we strongly believe that the Lockheed Martin Corporation patent will not impair the value of our SOCRATES® patent because our SOCRATES® patent is aimed at improving air traffic safety, by detection of atmospheric turbulence, a use not contemplated by the Lockheed Martin Corporation patent. Furthermore, it is our position that Lockheed Martin Corporation acknowledged and accepted our invention of the SOCRATES® technology in the May 1997 teaming agreement. We have met several times with Lockheed Martin Corporation to discuss the matter and potential opportunities relating to our SOCRATES® patent. However, Lockheed Martin Corporation continues to disagree with our position.

In our discussions with Lockheed Martin Corporation concerning our respective intellectual property claims, Lockheed Martin has asserted that essentially all of its work product, which results from its research and development on SOCRATES® technology pursuant to work orders from us, is its property. We have informed Lockheed Martin that we believe that we own or have rights to use such work product, subject to any rights of the government.

We can make no assurance as to whether or when these issues will be completely resolved with Lockheed Martin in a satisfactory manner. It is too early for us to assess how this situation will impact us and whether discussions between us and Lockheed Martin will resume, continue or resolve the issue. Termination of work by Lockheed Martin could have a material adverse effect upon our ability to obtain further government funding for and carryout research, development of our SOCRATES® technology, as well as on our operations, finances and prospects for successful completion and commercialization of SOCRATES® technology.

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

Mr. Kovnat and Mr. Rees have announced their intention to retire on November 3, 2007 and thereafter do not plan to serve on our board of directors. The Board intends to develop an orderly plan of succession to appropriately carry the Company forward.

We anticipate hiring additional executive officers in the future. In view of our present financial condition and limited liquidity, we may not be able to complete the hiring of these additional officers in a timely manner or at all. We also depend on the ability of our executive officers and other members of senior management to continue to work effectively as a team.

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

We believe that the increase in efficiency and safety to airports, airlines, and private aircraft resulting from our products will justify the substantial anticipated cost of sales and installation of these products. However, our customers' ability to afford such costs will depend, in part, on the health of the overall economy, the financial condition and budget priorities of the federal government, particularly the FAA and NASA, profitability of airports, airlines, and aircraft manufacturers, and the availability of private and government sources of funding to finance the sales and acquisition of our products. While a variety of potential funding sources exist, inability of the FAA, airlines or airports to access or obtain funding for purchase and installation of our products could have a material adverse impact on sales of our SOCRATES®, AWSM™, UNICORN™ or TIICM™ based products.

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

At present and for the near future, we will depend upon a relatively small number of employees and subcontractors to complete the research and development of our SOCRATES® wake vortex sensor and pursue research and development of other SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products. The marketing and sales of these products will require us to find additional capable employees or subcontractors who can understand, explain, market, and sell our technology and products to airports, airlines, and airplane manufacturers. We also will need to assemble new personnel and/or contractors for production and installation of our products. Upon successful completion of research and development, these demands will require us to rapidly increase the number of our employees, vendors, and subcontractors. There is intense competition for capable personnel in all of these areas, and we may not be successful in attracting, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions.

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

The air safety systems and air traffic control industries are already highly competitive. Other industry participants could develop or improve their own systems to achieve the cost efficiencies and value that we believe our products will provide upon successful completion of research and development. Additional companies may enter the market with competing systems as the size and visibility of the market opportunity increases. In addition, the government could cause us to compete against other companies for research and development or production and deployment of our technologies, when and if we successfully complete any of their development. Many of our potential competitors have longer operating histories, greater name recognition, substantially greater financial, technical, marketing, management, service, support, and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards, or customer requirements. Competition could reduce our revenues and margins and have a material adverse effect on our operations.

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

If our revenues do not grow or grow more slowly than we anticipate, we are unable to procure federal contracts for our SOCRATES® wake vortex sensor, AWSM™, UNICORN™ or TIICM™ technology research and development, we encounter technical or engineering obstacles to the successful commercial development of SOCRATES®, AWSM™, UNICORN™ or TIICM™ technology, our operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our securities could decline. In addition, if the market for aviation technology stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our securities could fall for reasons unrelated to our business, results of operations, and financial condition. The market price of our securities also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Furthermore, the sale in the open market of recently sold securities or newly issued securities, which we may sell from time to time to raise funds for various purposes, and securities issuable upon the exercise of purchase rights under existing options and warrants may place downward pressure on the market price of our securities. Speculative traders may anticipate a decline in the market price of our securities and engage in short sales of our securities. Such short sales could further negatively affect the market price of our securities.

Litigation could adversely affect our operating results and financial condition.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and our chairman and chief executive officer and President are defendants in pending class action litigation that alleges violations of federal securities laws and breach of fiduciary duties. A second case against us and our chief executive officer alleges contractual interference relating to the development of TIICM™ technology. We firmly believe that the claims contained in both complaints are without merit and intend to conduct a vigorous defense in these matters. However, defending against existing and potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which will adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,235,210 shares of our common stock outstanding. Of our outstanding shares, 6,469,972 are eligible for public trading.

Certain events could result in a dilution of your ownership of our common stock.

As of May 31, 2007, we have 8,235,210 shares of common stock and an aggregate of 3,974,049 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and other major stockholders, in the aggregate, control approximately 47.22% of our outstanding common stock (including common stock issuable to such person or group within 60 days after May 31, 2007). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

(a)     Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-KSB (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, 1) the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information about our directors is incorporated by reference from the information under the caption "Proposal No. 1 - Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed on or before September 28, 2007.

Item 10. Executive Compensation.

Incorporated by reference from the information under the caption "Compensation of Executive Officers and Directors" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed on or before September 28, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information under the caption "Stock Ownership of Directors, Executive Officers and Beneficial Owners" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed on or before September 28, 2007.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed on or before September 28, 2007.

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
Incorporated by reference to Exhibit 10.10 on our Form 10-QSB, which was filed on September 7, 2006.
Incorporated by reference to Exhibit 10.11 on our Form 10-QSB, which was filed on September 7, 2006.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the information under the captions "Audit and Related Fees" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed on or before September 15, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
September 10, 2007	By:	/s/ Samuel A. Kovnat

Samuel A. Kovnat Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Cotton, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ William B. Cotton	September 10, 2007

William B. Cotton, Director, President

/s/ Frank L. Rees	September 10, 2007

Frank L. Rees, Director, Executive Vice President

/s/ David D. Cryer	September 10, 2007

David D. Cryer, Chief Financial Officer, Treasurer

/s/ C. Robert Knight	September 10, 2007

C. Robert Knight, Secretary, Vice President of Administration/ General Counsel

/s/ Kenneth S. Wood	September 10, 2007

Kenneth S. Wood, Director

/s/ Jackson Kemper	September 10, 2007

Jackson Kemper, Director

/s/ Larry L. Pressler	September 10, 2007

Larry L. Pressler, Director

/s/ Wes Cummins	September 10, 2007
Wes Cummins, Director

/s/ James Schwartz	September 10, 2007
James Schwartz, Director

/s/ Joseph J. Luca	September 10, 2007

Joseph J. Luca, Director

FLIGHT SAFETY TECHNOLOGIES, INC.

Index to the Audited Financial Statements

Years Ended May 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flight Safety Technologies, Inc.
Mystic, Connecticut

We have audited the accompanying balance sheets of Flight Safety Technologies, Inc. as of May 31, 2007 and 2006, and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flight Safety Technologies, Inc. as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
August 23, 2007

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
as of
May 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,439,911	$145,572
Contract receivables	105,538	130,001
Investments available for sale, at fair value	950,000	1,661,919
Investments held to maturity	--	4,337,907
Inventory	108,044	108,044
Other current assets	183,027	264,750
Total current assets	3,786,520	6,648,193
Property and equipment, net of accumulated depreciation of $488,245 and $418,656	126,849	181,606
Other Assets:
Intangible assets, net of accumulated amortization of $86,611 and $65,330	275,173	230,750
Other receivables	30,693	96,673
Total other assets	305,866	327,423
Total Assets	$4,219,235	$7,157,222

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$322,662	$603,538
Accrued expenses	270,075	228,427
Total current liabilities	592,737	831,965
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,510 shares issued at May 31, 2007 and 2006	8,332	8,332
Additional paid-in-capital	13,125,455	13,070,192
Treasury Stock, 96,300 shares at May 31, 2007 and 116,300 shares at May 31, 2006, at cost	(165,463)	(199,827)
Accumulated deficit	(9,341,826)	(6,553,440)
Total stockholders' equity	3,626,498	6,325,257
Total Liabilities and Stockholders' Equity	$4,219,235	$7,157,222

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Loss
Years Ended May 31, 2007 and 2006

	2007	2006
Contract Revenues	$ 1,546,857	$ 3,869,962
Cost of Revenues	1,338,074	2,369,311
Gross Profit	208,783	1,500,651
Operating Expenses
Research and development	130,235	1,054,278
Selling, general and administrative	3,042,600	2,592,745
Depreciation and amortization	90,870	108,001
Total Operating Expenses	3,263,705	3,755,024
Loss From Operations	(3,054,922)	(2,254,373)

Other Income (Expense)
Interest income Gain (loss) on investments available for sale	240,920 12,025	283,951 (262,337)
Loss Before Provision For Income Taxes	(2,801,977)	(2,232,759)
Income tax expense (benefit)	(13,591)	24,800
Net Loss	(2,788,386)	(2,257,559)

Other Comprehensive Loss
Unrealized gain (loss) on investments Less: reclassification adjustment for (gain) loss included in net loss	12,025 (12,025)	(98,314) 262,337
Comprehensive Loss	$(2,788,386)	$(2,093,536)
Net Loss Per Share
Basic and diluted	$ (.34)	$ (.27)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,216,416	8,215,168

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
Years Ended May 31, 2007 and 2006

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive Loss	Unearned Stock Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Capital	Stock
Balance at May 31, 2005	8,331,410	$8,331	$13,069,863	$(199,827)	$(164,023)	$(4,769)	$(4,295,881)	$8,413,694
Unearned Stock Compensation	--	--	--	--	--	4,769	--	4,769
Warrants Exercised Unrealized Losses on Securities, Net of	100	1	329		--	--	--	330
Reclassification Adjustment	--	--	--	--	164,023	--	--	164,023
Net Loss	--	--	--	--	--	--	(2,257,559)	(2,257,559)

Balance at May 31, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$--	$--	$(6,553,440)	$6,325,257
Stock Options Granted	--	--	42,160	--	--	--	--	42,160
Treasury Stock Issued	--	--	13,103	34,364	--	--	--	47,467
Net Loss	--	--	--	--	--	--	(2,788,386)	(2,788,386)
Balance at May 31, 2007	8,331,510	$8,332	$13,125,455	$(165,463)	$--	$--	$(9,341,826)	$3,626,498

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
Years Ended May 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(2,788,386)	$ (2,257,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,870	108,001
Share-based compensation (Gain) Loss on investments available for sale	89,627 (12,025)	4,769 262,337
Accretion of investment discounts	(39,482)	(150,522)
Changes in operating assets and liabilities:
Decrease in contract receivables	24,463	285,616
Decrease in other receivables	65,980	233,337
Decrease (increase) in other current assets	81,723	(213,029)
Increase (decrease) in accounts payable and accrued expenses	(239,228)	62,312
Net cash used in operating activities	(2,726,458)	(1,664,738)
Cash flows from investing activities:
Purchase of available for sale securities	(700,000)	--
Proceeds from sale of available for sale securities	1,423,944	1,100,000
Purchase of held to maturity securities	(3,667,613)	(16,421,264)
Proceeds from maturity of held to maturity securities	8,045,002	16,767,640
Purchases of property and equipment	(14,832)	(63,092)
Payments for patent costs	(65,704)	(68,141)
Net cash provided by investing activities	5,020,797	1,315,143
Cash flows from financing activities:
Proceeds from warrants exercised	--	330
Net cash provided by financing activities	--	330
Net increase (decrease) in cash and cash equivalents	2,294,339	(349,265)
Cash and cash equivalents at beginning of year	145,572	494,837
Cash and cash equivalents at end of year	$ 2,439,911	$ 145,572

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies

Significant accounting policies followed by Flight Safety Technologies, Inc. (the Company) in determining financial position and the results of operations are as follows:

(a)     Nature of Business

The Company is engaged in the development of four proprietary technologies: AWSM™, SOCRATES®, UNICORN™ and TIICM™.

AWSM™ is a technology the Company is developing into a system of sensors and other components to form a wake vortex avoidance system (WVAS).

SOCRATES® (Sensor for Optically Characterizing Ring-eddy Atmospheric Turbulence Emanating Sound) is being designed to detect clear air turbulence, micro-bursts and aircraft generated vortices which result in hazardous conditions to safe air travel.

UNICORN™ (Universal Collision Obviation and Reduced Near-Miss) is a technology that is being designed based upon an arrangement of radar which gives both visual and audible warning indication of approaching aircraft to pilots.

TIICM™ (Tactical Integrated Illuminating Countermeasure) is a possible solution to the threat of ground fired and hand held missile being fired on aircraft by terrorists.

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

The Company's Federal contract, which represents 75% and 96% of the revenues for 2007 and 2006, respectively, was issued and is managed by The Volpe Center of the U.S. Department of Transportation. Our funded contract backlog as of May 31, 2007 is $0 for SOCRATES®. Of the remaining, 24% and 4% of revenue for 2007 and 2006 has been generated from purchase orders primarily for engineering services for hydrodynamic software development provided to companies in the maritime industry and our funded backlog as of May 31, 2007 is $66,419 for these

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

engineering services. In addition, on April 2, 2007 the Company received a Small Business Innovated Research (SBIR) contract from the Air Force in the amount of $99,316 for Unmanned Air Vehicle (UAV) research using UNICORN™ technology. For 2007 revenue from this contract was 1% or $17,500 and the contract backlog is $81,816.

The Company's primary office is in Mystic, Connecticut, and it also has offices in Baltimore, Maryland; Austin, Texas; and North Kingstown, Rhode Island. In addition to its full-time employees, the Company has been further supported by a team of consultants and subcontractors, including Lockheed Martin Corporation, with whom the Company had a long-term Teaming Agreement (expired May 2007), ICF Consulting Services, Applied Physical Sciences, Microwave Solutions and Georgia Tech Applied Research Corporation.

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
Years Ended May 31, 2007 and 2006

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

(d)     Marketable Securities

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories according to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income or loss and reported in shareholders' equity. Realized gains and losses on sale of investments are determined on a specific identification basis.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

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
Years Ended May 31, 2007 and 2006

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

(h)     Concentration of Credit Risk

The Company had amounts in excess of $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation. Concentration of credit risk also exists with respect to contract receivables and investment securities. The concentrated risk associated with contract receivables is mitigated by the fact that certain of these receivables are due from the United States Government. The risk for investment securities is mitigated by an Investment Policy which, approved by the Board of Directors, restricts investing in fixed income securities below an "A" rating at the time of purchase and investments in asset backed securities, mortgage backed securities and collateralized mortgage obligations below a "AAA" rating at the time of purchase.

(i)     Research and Development

Company sponsored research and development costs, including proposal costs and un-reimbursed expenditures for developmental activities, are charged to operations as incurred.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

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

(k)     Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the years ended May 31, 2007 and May 31, 2006, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The weighted average number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive was 3,724,049 and 3,300,330 for the years ended May 31, 2007 and May 31, 2006, respectively.

(l)     Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined based on the available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable (including other receivables), other current assets, accounts payable and accrued expenses approximate fair value at May 31, 2007 and May 31, 2006, because of the short maturity of these financial instruments.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

(m)     Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of investments, inventory, intangible assets, other receivables and the calculation of share-based compensation. Actual results could differ from those estimates.

(n)     Stock-Based Compensation

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The Company recognized $42,160, as compensation expense related to employee stock options granted in the Fiscal Year 2007.

Prior to the adoption of SFAS No. 123R, the Company followed the accounting treatment prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations when accounting for stock-based compensation granted to employees and directors. Accordingly, no compensation expense was recognized for stock option awards because the exercise price of the Company's stock options equaled or exceeded the market price of the underlying stock on the date of the grant.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation:

Year Ended May 31, 2006
Net loss as reported	$<2,257,559>
Add: stock-based employee compensation expense included in net loss	$4,769
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	$<2,357,406>
Pro forma net income loss	$<4,610,196>
Earnings per share: Basic and diluted - as reported Basic and diluted - pro forma	$<.27> $<.56>

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. The following weighted average assumptions were used to value the options granted in the years ended May 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	4.71%	4.45%
Expected dividend yield	None	None
Expected life of options	6 years	10 years
Expected volatility	62%	69%
Weighted-average grant-date fair value	$0.67	$1.54

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

As of May 31, 2006, the Compensation Committee of the Board of Directors elected to accelerate the vesting of stock options previously awarded to employees, officers and directors under the Company's equity incentive compensation arrangements. These options would have vested over the next three years at exercise prices of $3.50 and $6.00 per share. The decision to accelerate vesting of these options was made primarily to reduce compensation costs in the Company's income statements over the next three years as a result of SFAS No. 123R, which requires compensation costs related to share-based payment transactions, including stock options, be recognized in the Company's financial statements. The Company adopted the revised standard in the first quarter of the 2007 fiscal year and will apply it to the options granted or modified after May 31, 2006.

(o)     Retirement Savings Plan

Effective July 1, 2004, the Company established a Retirement Savings Plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. Employees, as defined in the plan, are eligible to participate on their first day of employment. Under the terms of the Plan, the Company will match up to the employees contribution of 5% of gross pay. The Company matching funds vest 100% with each semi-monthly payroll. The Company matching for the years ending May 31, 2007 and 2006 were $71,674 and $66,924, respectively.

(p)     Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective in fiscal years beginning after December 15, 2006. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 157 will have on its consolidated financial statements. On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 "Fair Value Measurements." The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company's internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor's attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

on or after December 15, 2008. The extension requires all non-accelerated filers to complete only management's portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 5 that the Public Company Accounting Oversight Board has issued, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

Note 2 - Contract Receivables and Other Receivables

At May 31, 2007 and May 31, 2006 accounts receivable consisted of the following:
	2007	2006
U.S. Government and other:
Amounts billed (Contract Receivables)	$ 105,538	$ 130,001
Amounts not billed (Other Receivables)	30,693	96,673
	$ 136,231	$ 226,674

Other receivables include retained fees on Government contracts which represent up to a 15% payment hold back against billable fees. At May 31, 2007, we do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of May 31, 2007 and May 31, 2006.

	2007	2006
Retained Fee
Phase III Socrates	$ --	$96,673
Phase IV Socrates	30,460	--
All other	233	--
Total	$30,693	$96,673

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 3 - Investments

A summary of investments is as follows:
May 31, 2007
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$950,000	$ --	$ --	$950,000
May 31, 2006
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$1,661,919	$ --	$ --	$ 1,661,919
Held to Maturity
Corporate bonds	$3,837,905	$ 789	$ --	$3,838,694
U.S. Government Securities	500,002	--	(5,472)	494,530
	$4,337,907	$ 789	$ (5,472)	$4,333,224

Information pertaining to securities with gross unrealized losses at May 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

May 31, 2006	Less Than Twelve Months		Greater Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mutual funds	$ --	$ --	$ --	$ --
Corporate bonds	--	--	--	--
U.S. Government securities	--	--	5,472	494,530
Total temporarily impaired securities	$ --	$ --	$ 5,472	$ 494,530

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 3 - Investments (continued)

The Company recognized $262,337 of impairment charges in 2006 related to its investments available for sale. These losses resulted from the Company's investment in mutual bond funds consisting of common shares of Western Assets/Claymore U.S. Treasury inflation protected securities, which have a credit quality average rating of AAA, an anticipated yield between 5.25% - 5.75% and secondary market liquidity. Management expected the unrealized loss to decline as the gap between the ten year treasury rate and Consumer Price Index (CPI) rate narrowed which was expected to occur over several months based on relevant economic forecasts. However, despite the narrowing of the gap between the yield on the ten year Treasury rate and the CPI, the price of the investment did not improve as expected. The Company considered the severity and duration of these impairments and determined that they were other than temporary, and therefore, recorded impairment losses.

Note 4 - Property and Equipment

Property and equipment at May 31, 2007 and 2006 are summarized by major classifications as follows:
	2007	2006
Machinery and equipment	$305,288	$290,456
Furniture and fixtures	12,515	12,515
Automobiles	220,397	220,397
Software	76,894	76,894
	615,094	600,262
Less: accumulated depreciation	488,245	418,656
	$126,849	$181,606

Depreciation expense for the years ended May 31, 2007 and 2006 was $69,589 and $90,048, respectively.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 5 - Intangible Assets

Intangible assets at May 31, 2007 and 2006 consist of patents as follows:

	2007	2006
Cost	$361,784	$296,080
Less Accumulated Amortization	(86,611)	(65,330)
	$275,173	$230,750

Amortization expense for the years ended May 31, 2007 and 2006 was $21,281 and $17,953, respectively. Amortization expense for the next five years is expected to be approximately $22,000 per year.

Note 6 - Related Party Transactions

The Company utilizes the lobbying services of a firm that is wholly-owned by one of the Company's directors. Total expenses related to these services were $111,678 and $113,300 for the years ended May 31, 2007 and 2006, respectively. As of May 31, 2007, $9,998 remained unpaid and is included in accounts payable.

The Company utilized one of the Company's directors for a specific business development assignment and the expense for this service was $21,262 and $23,136 for the year ended May 31, 2007 and 2006 respectively.

The Company leased office space in Baltimore, MD from an officer of the Company for $500 per month on a month to month basis through December 31, 2006. Total rent expense related to this office space was $3,500 and $6,000 respectively for each the years ended May 31, 2007 and 2006.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 7 - Stockholders' Equity

Warrants

A summary of the activity of our outstanding warrants for the year ended May 31, 2007 is as follows:

	Warrants Outstanding	Weighted Average Exercise Price
Balance May 31, 2006	1,919,200	$3.49
Expired	--	--
Granted	--	--
Exercised	--	--
Balance May 31, 2007	1,919,200	$3.49

The following table summarizes the purchase price of outstanding warrants as of May 31, 2007 and 2006:

Exercise Price	2007	2006
$3.30	1,514,200	1,514,200
$3.60	270,000	270,000
$5.40	135,000	135,000
Total	1,919,200	1,919,200

All outstanding warrants are exercisable as of May 31, 2006 and expire January 29, 2009.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 7 - Stockholders' Equity (Continued)

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

Stock Options

The Company adopted the 2005 Stock Incentive Plan in October 2005. Under the terms of the 2005 Plan, all of our employees, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Under the 2005 Plan, a total of 1,500,000 shares of our common stock are available for issuance, of which 46,400 shares remain available for future awards as of May 31, 2007. In addition, the shareholder vote that approved the 2005 Plan also approved previous awards totaling 570,000 options on shares of our common stock.

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

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 7 - Stockholders' Equity (Continued)

A summary of the activity of our outstanding stock options for the year ended May 31, 2007 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance May 31, 2006	1,886,100	$3.58
Expired	(31,251)	6.00
Granted	200,000	3.50
Exercised	--	--
Balance May 31, 2007	2,054,849	$3.54	$8.22	$ --
Exercisable at May 31, 2007	1,904,849	$3.54	$8.10	$ --

As of May 31, 2007, there was $91,900 of total unrecognized compensation cost related to the nonvested stock options that is expected to be recognized over a period of approximately 2.75 years.

Some of these warrants and options may provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions.

Other Share-Based Payments

On January 25, 2007, the Company approved the award of 114,000 shares to be evenly divided between two consultants as additional compensation for governmental affairs representation of the Company. These shares are to be reissued from existing Treasury shares. One of the Firms is wholly-owned by a director of the Company. These shares vest on a monthly basis over the period of 14 months. Expense related to these shares is being recognized at the fair value of the shares over the vesting period. The Company recognized expense of $47,467 on the vesting of 20,000 shares during the year ended May 31, 2007.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 8 - Income Taxes

Income tax expense (benefit) for the years ending May 31, 2007 and 2006 is as follows:

	2007	2006
Current tax provision
Federal	$ --	$ --
State	(13,591)	24,800
Total current	(13,591)	24,800
Deferred tax provision
Federal	--	--
State	--	--
Total deferred	--	--
Total	$ (13,591)	$ 24,800

The tax effects of temporary differences and carry-forwards that give rise to deferred taxes as of May 31, 2007 and 2006 are:

	May 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$2,813,340	$ 1,985,000
Property and equipment	8,573	3,000
Accrued vacation Tax credits	56,099 112,954	36,700 29,300
Gross deferred tax asset	2,990,966	2,054,000
Valuation allowance	(2,983,783)	(2,046,300)
Deferred tax assets, net of valuation allowance	7,183	7,700
Deferred tax liabilities:
Property and equipment	0	--
Different book and tax bases of intangible assets	(7,183)	(7,700)
Total deferred tax liabilities	(7,183)	(7,700)
Net deferred tax asset (liability)	$ --	$ --

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 8 - Income Taxes (continued)

Current tax expense (benefit) for 2007 and 2006 is due primarily to State excise taxes on equity. Cash paid for taxes amounted to $0 and $5,300 in 2007 and 2006, respectively.

The Company has recorded a full valuation allowance of the net deferred tax asset because the company believes it is more likely than not that the asset will not be realized. The Company has federal and state net operating loss carry-forwards of approximately $7,291,000, to reduce future taxable income, if any. The federal operating losses expire in various years through 2026 and the State operating losses expire in various years through 2011. Use of net operating losses may be subject to limitations based on ownership changes, as defined by the Internal Revenue Code.

The differences between income tax at the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2007	2006
Income tax expense (benefit) at statutory rate	$ (952,672)	$ (759,140)
State tax provision, net of federal benefit	(152,289)	(85,700)
Non-deductible meals and entertainment	9,285	6,360
Non deductible lobbying expense	68,034	58,120
Change in estimated effective rate	--	142,860
Share based compensation	34,910	--
Expiration of net operating losses	125,303	--
Other tax credits	(83,645)	--
Change in valuation allowance	937,483	662,300
Income tax as reported	$ (13,591)	$ 24,800

Note 9 - Commitments

The Company has two leases for office space in Mystic, Connecticut; one a month to month lease with monthly rent of $1,680 and the other a lease expiring on May 31, 2008 with monthly rents of $1,075. The Company also leases office space in North Kingston, Rhode Island at $1,240 per month and expiring on May 31, 2008 and office space in Denver, Colorado at $500 per month and expiring on November 30, 2007. Rent expense for all leased space was $54,350 and $48,216 for the years ended May 31, 2007 and 2006, respectively.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 9 - Commitments (Continued)

The Company also has operating leases for a Xerox copier and a 2005 Lincoln Town Car with monthly payments of $408 and $761, respectively. The copier lease expires June 30, 2011 and the Lincoln Town Car lease expires July 31, 2008. Rent expense for these operating leases was $13,621 for each of the years ended May 31, 2007 and 2006.

Future minimum lease commitments under all non-cancellable lease agreements is as follows:

Year Ending May 31	Total
2008	$ 42,159
2009	$ 6,420
2010	$ 4,898
2011	$ 4,898
2012	$ 408

In connection with the transfer of the UNICORN™ technology from Advanced Acoustical Concepts, Inc. (AAC) to the Company, the Company has agreed to pay a lump sum of $150,000 to AAC after the Company receives revenues from sales of UNICORN™ products of $1,000,000 and a continuing 3% royalty on all net sales of UNICORN™ products thereafter. As of May 31, 2007, no amounts have been paid or incurred under this commitment.

The Company has commitments with various firms for lobbying services totaling approximately $144,000 plus out of pocket expenses for fiscal year 2008.

Note 10 - Teaming Agreement

In connection with SOCRATES®, the Company entered into a Teaming Agreement (as defined in the Federal Acquisition Regulations) with Lockheed Martin Corporation ("Lockheed"). The Company acted as the primary contractor and Lockheed functioned as the primary subcontractor. The agreement was for a ten year period ending in May 2007, and as of May 31, 2007 this agreement and the relationship with Lockheed has ended. As of May 31, 2007 and 2006, amounts due to Lockheed were $73,321 and $80,164, respectively.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 11 - Contingencies

Several lawsuits have been filed in the United States District Court for the District of Connecticut, by purchasers of our common stock naming us, certain of our executive officers and directors, and certain underwriters, who sold shares of our common stock to the public, as defendants. The suits assert claims under Section 10b and 20a of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under and under Section 11 of the Securities Act of 1933. Plaintiffs' complaint alleges Flight Safety Technologies, Inc. omitted material information on reports filed under the 1934 Act, registration statements filed under the 1933 Act and a statement made on its website which made other statements about SOCRATES® false and misleading. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities. On December 23, 2005, Plaintiffs, through their counsel, filed a consolidated amended complaint, which asserts various violations of federal securities laws including claims under sections 11, 12, and 15 of the Securities Act of 1933 and sections 10(b) and 20 of the Securities Act of 1934. These consolidated amended complaint claims are based on allegations that, among other things, we made misleading statements and failed to fully disclose material information from reports prepared by VOLPE, MIT Lincoln Laboratory and the FAA, concerning the time table and our prospects for achieving operational viability of the SOCRATES® Wake Vortex Sensor, and the characterization of certain litigation involving Samuel A. Kovnat, our Chairman and Chief Executive Officer, that was resolved in 1992. On February 28, 2006 we filed our motion to dismiss plaintiffs' consolidated amended complaint. We firmly believe that the claims contained in the complaints are without merit and we have filed a Motion to Dismiss these suits. We will continue to conduct a vigorous defense in these matters, but it is too early to predict the outcome of this litigation. Legal costs to the company on this matter have exceeded the company's $200,000 deductible, so further legal costs are being borne by the company's insurance provider.

In December of 2003 we were informed that the SEC had initiated an informal investigation commensurate with the allegations described above including the role of the company and its principals in information disseminated to the public relating to its technology development and prospects. On August 22, 2006 the company received formal notification from the SEC that this investigation had been terminated with no adverse findings regarding the company or any of its principals.

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 11 - Contingencies (continued)

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed, contains some intellectual property related to our SOCRATES® patent. We informed Lockheed that we disagree with these intellectual property claims.

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

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities. Our funded contract backlog for our Phase IV Contract has been $0 since December 31, 2006. As of May 31, 2007, our cash and investments were $3,389,911 and we anticipate that we will be able to fund a substantial portion if not all of our operating expenses and technology and development costs from our own cash and investments on hand through the end of our fiscal year May 31, 2008.

Our own resources are limited and may not be sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and our ability to maintain our operations.

Note 12 - Subsequent Events

On June 8, 2007, the US Department of Transportation issued an amendment to the Phase IV SOCRATES® contract whereby government property in the possession of Lockheed Martin Corporation, including the $108,044 of Company inventory of SOCRATES® system components, was assigned to the Phase IV contract and will be moved to the Company's Denver test site to be used in the performance of the contract. These inventory costs will be charged to expense when consumed in the contract's research and development process.