Form 10QSB
period 2007-08-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2007-10-12
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	August 31, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☐      No ☒

The number of shares of common stock outstanding as of October 12, 2007 was 8,285,210 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheets
as of
August 31, 2007 and May 31, 2007
Unaudited

	August 31, 2007	May 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,094,940	$2,439,911
Contract receivables	46,844	105,538
Investments available for sale	700,000	950,000
Inventory	108,044	108,044
Other current assets	151,380	183,027
Total current assets	3,101,208	3,786,520

Property and equipment, net of accumulated depreciation of $509,495 and $488,245	105,599	126,849

Other Assets:
Intangible assets, net of accumulated amortization of $92,611 and $ 86,611	304,280	275,173
Other receivables	30,857	30,693
Total other assets	335,137	305,866
Total Assets	$3,541,944	$4,219,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$478,054	$322,662
Accrued expenses	260,176	270,075
Total current liabilities	738,230	592,737
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,510 shares issued at August 31, 2007 and May 31, 2007	8,332	8,332
Additional paid-in-capital	13,159,294	13,125,455
Treasury Stock, 66,300 shares at August 31, 2007, 96,300 shares at May 31, 2007, at cost	(113,917)	(165,463)
Accumulated deficit	(10,249,995)	(9,341,826)
Total stockholders' equity	2,803,714	3,626,498
Total Liabilities and Stockholders' Equity	$3,541,944	$4,219,235

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Loss
For the Three Months Ended August 31, 2007 and August 31, 2006
Unaudited

	Three Months 2007	Three Months 2006
Contract Revenues	$ 46,201	$ 605,360

Cost of Revenues	42,751	379,465
Gross Profit	3,450	225,895
Operating Expenses:
Research and development	109,422	11,580
Selling, general and administrative	813,357	833,204
Depreciation and amortization	27,250	27,023
Total operating expenses	950,029	871,807
Loss from Operations	(946,579)	(645,912)

Other Income
Interest income	39,980	72,378
Loss before provision for income taxes	(906,599)	(573,534)
Provision for income taxes	1,570	5,485
Net Loss	(908,169)	(579,019)

Other Comprehensive Income
Unrealized gains on investments	--	18,665
Comprehensive Loss	$(908,169)	$(560,354)
Net Loss Per Share
Basic and diluted	$ (.11)	$ (.07)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,250,645	8,215,210

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For the Three Months Ended August 31, 2007 and August 31, 2006
Unaudited
	Common Stock		Additional Paid - In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Balance at May 31, 2006	8,331,510	$8,332	13,070,192	$(199,827)	$--	$(6,553,440)	$6,325,257
Other comprehensive Income (loss)	--	--	--	--	18,665	--	18,665
Net Loss	--	--	--	--	--	(579,019)	(579,019)
Balance at August 31, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$18,665	$(7,132,459)	$5,764,903
Balance at May 31, 2007	8,331,510	$8,332	$13,125,455	$(165,463)	$--	$(9,341,826)	$3,626,498
Treasury Stock issued	--	--	25,514	51,546	--	--	77,060
Stock options vested	--	--	8,325	--	--	--	8,325
Net Loss	--	--	--	--	--	(908,169)	(908,169)
Balance at August 31, 2007	8,331,510	$8,332	$13,159,294	$(113,917)	$--	$(10,249,995)	$2,803,714

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Three Months Ended August 31, 2007 and August 31, 2006
Unaudited

	For the Three Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(908,169)	$(579,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,250	27,023
Non-cash compensation - common stock	85,385	--
Accretion of investment discounts	--	(39,482)
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	58,694	(125,308)
(Increase) in other receivables	(164)	(23,890)
(Increase) decrease in other current assets and other assets	31,647	(73,767)
Increase in accounts payable and accrued expense	145,494	275,521
Net cash used in operating activities	(559,863)	(538,922)

Cash flows from investing activities:
Purchase of held to maturity securities	--	(3,667,613)
Proceeds from maturity of held to maturity securities Proceeds from available for sale securities	-- 250,000	7,545,000 375,000
Purchases of property and equipment	--	(980)
Payments for patents	(35,108)	(17,792)
Net cash provided by investing activities	214,892	4,233,615

Net increase (decrease) in cash and cash equivalents	(344,971)	3,694,693
Cash and cash equivalents at beginning of period	2,439,911	145,572
Cash and cash equivalents at end of period	$2,094,940	$ 3,840,265

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three Months Ended August 31, 2007 and August 31, 2006

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the three months ended August 31, 2007 and August 31, 2006, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the three months ended August 31, 2007 and August 31, 2006 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2007 and May 31, 2006 which are included in our annual report on Form 10-KSB filed on September 10, 2007.

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

Stock-Based Compensation

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at the initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The Company recognized $85,385 and $0 during the three months ended August 31, 2007 and 2006, respectively, as compensation expense related to share-based compensation.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three month period ended August 31, 2007 and August 31, 2006, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive, were 3,963,632 and 3,794,883 for the three months ended August 31, 2007 and August 31, 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents as of August 31, 2007 represents cash on hand of $20,732 in checking and savings accounts, $78,928 in money market accounts and an investment in a debt security with a carrying value of $1,995,280 that had a maturity of less than 90 days at the date of purchase.

Inventory

Inventory represents purchasing of long lead SOCRATES® system components to further expand to a thirty-two beam system. Inventory is accounted for at lower of cost or market and on the first-in first-out basis.

Revenue and Cost Recognition

Our contracts with the United States government and our maritime industry customers are cost-reimbursable contracts that provide for a fixed profit percentage (base fee), applied to our actual costs to complete the work. These contracts are subject to audit and adjustment by our customer, and are subject to cost limitations as provided by the contract.

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

The Company participates in teaming agreements where it is the primary contractor and participates with other organizations to provide services to our customers. The Company has managerial and oversight responsibility for team members as well as the responsibility for the ultimate acceptability of performance under the contract. Accordingly, the Company includes as revenues the amounts that it bills under the teaming arrangements and includes as direct costs amounts that are reimbursable or paid to team members.

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the three months ended August 31, 2007 and August 31, 2006 was $6,000 and $5,147 respectively. Amortization expense for each of the next five years is currently expected to be approximately $24,000.

Note 2. Investments in Marketable Securities:

A summary of investments as of August 31, 2007 is as follows:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$ 700,000	$ --	$ --	$ 700,000

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

A summary of option activity under the plan as of August 31, 2007, and changes during the three month period then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at May 31, 2007	2,054,849	$ 3.54	8.22	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	<10,417>	6.00	--	--
Outstanding at August 31, 2007	2,044,432	$ 3.53	8.01	$0
Exercisable at August 31, 2007	1,919,432	$ 3.53	7.91	$0

Note 4. Warrants:

We have 1,919,200 warrants outstanding as of August 31, 2007. These warrants are comprised of 1,514,200 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 29, 2009.

Note 5. Other Receivables:

Other receivables represent retained fees on government contracts which represent up to a 15% payment hold back against billable fees. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of August 31, 2007 and May 31, 2006.

	August 31, 2007	May 31, 2007
Retained Fee Phase IV Socrates Other Total	30,460 397 $ 30,857	$ 30,460 233 $ 30,693

Note 6. Other Current Assets:

As of August 31, 2007, other current assets were $151,380 compared to $183,027 as of May 31, 2007. This net decrease of $31,647 is primarily due the reduction of approximately $20,000 for an insurance claim partial payment from our insurance carrier for damages to our Denver SOCRATES® test site, reducing the amount carried as prepaid for the test site damages to approximately $55,000, and an approximately $10,000 reduction in prepaid insurance. Additionally, other current assets include prepaid rent, prepaid taxes, prepaid legal fees and prepaid lobbying expense.

Note 7: Contingency

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities. Our funded contract backlog for our Phase IV Contract has been $0 since December 31, 2006. As of August 31, 2007, our cash and investments were $2,794,940 and we anticipate that we will fund a substantial portion if not all of our operating expense and technology and development costs from our own cash and investments on hand through the end of our fiscal year May 31, 2008.

Our cash projections do not consider additional funding from our SOCRATES® research and development contract received September 15, 2005. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or AWSM™, of which there was $0 funding specified in the current federal budget for US fiscal year ended September 30, 2006 and there are $0 in the FAA budget for US fiscal year ended September 30, 2007. We are actively pursuing various sources of funding but there can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to internally fund our operation by drawing upon our cash and investments. Without such internal funding, we would be unable to carry on and complete further research and development of SOCRATES® technology or AWSM™, as well as our other technologies. However, our own resources are limited and are not sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and our ability to maintain our operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the three months ended August 31, 2007 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend",

"scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, the outcome of pending class action litigation alleging violations of federal securities laws, the outcome of Massachusetts federal district court litigation initiated by Analogic Corporation concerning our TIICM™ technology, whether the government will implement wake vortex advisory system at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our operations to date have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to a wake vortex advisory system, sometimes referred to as WVAS, that National Aeronautics and Space Administration (NASA) has been developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ended September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ended September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WVAS is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $19.8 million in funding and as of August 31, 2007, we have recognized an aggregate of approximately $19.8 million of contract revenue. Our current SOCRATES® government contract backlog as of August 31, 2007 is $0. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and AWSM™ technology.

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

We believe that the federal government has indicated a long-term interest in the development of a wake vortex avoidance system and our SOCRATES® wake vortex sensor for potential inclusion in such a system. In 2003, the federal government began an initiative to develop the Next Generation Air Traffic System (NGATS). NGATS is intended to be a more flexible and automated system "capable of meeting up to two or three times the current capacity demand by the year 2025". The federal government's Joint Planning and Development Office (JPDO) oversees a coalition of government agencies which are involved in developing NGATS, including the U.S. Departments of Transportation, Defense, Homeland Security and Commerce and the FAA, NASA and White House Office of Science and Technology Policy. These organizations have developed a "roadmap" that defines the technologies that must be developed and implemented in order to achieve the goals of NGATS. Among those technologies are systems which allow for enhanced safety as well as increased throughput of air traffic at airports through reduction of the applied spacing between aircraft. This reduction will be accomplished, in part, "based on ground-based wake vortex detection and prediction," which we expect to be implemented and tested in the U.S. fiscal years 2008-2011 timeframe substantially as stated in the NGATS road map.

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

We also are pursuing development of an airborne collision and ground proximity warning system for aircraft that we refer to as UNICORN™. We believe that UNICORN™ may have application to manned and unmanned air vehicles operated for a variety of private and governmental purposes. As of August 31, 2007, our direct cumulative research and development expenses for UNICORN™ total approximately $1,372,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test has been analyzed and the results were favorable. Since that time, our research, testing and development activities on UNICORN™ activity have been limited, while we evaluated the market for this technology and pursued financing for it. In November, 2006, we engaged a placement agent to assist us in pursuing a tax advantaged joint venture financing to complete the research and development of our UNICORN™ technology for general aviation aircraft and unmanned aerial vehicles (UAV's). In support of this effort we have incurred cumulative expenses for legal fees, placement agent fees, market assessment and business planning expenses of approximately $380,000. The original engaged placement agent agreement has been cancelled and we have engaged a new placement agent, to secure this financing. As of August 31, 2007 we have incurred approximately $14,000 for expenses associated with this new effort to secure this financing. The market assessment currently in use was prepared by Charles River Associates based in Boston, Massachusetts. There can be no guarantee or assurance that we will complete a financing to fund our UNICORN™ technology research and development. If we do not complete such a financing, we will continue to pursue private and federal government funding to develop UNICORN™ UAV applications. On April 2, 2007, we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract is for approximately $99,000 and has a nine month period of performance.

During our fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ technology is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of August 31, 2007 our cumulative direct independent research and development expense for TIICM™ technology is approximately $701,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ technology with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. fiscal year 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI expects to receive $1 million in funding from an extension to their Phase II Small Business Innovative Research (SBIR) contract with the U.S. Air Force for further TIICM™ technology research and development. This funding is expected to come half from the U.S. Air Force and half from the Department of Homeland Security. There can be no assurance that any new patents on TIICM™ technology will be issued, or that we will derive any revenue or profit from TIICM™ technology, nor any expectation that we will receive any government or commercial funding for TIICM™ technology. Prospects for development of TIICM™ technology may be adversely influenced by pending litigation that Analogic Corporation, which previously had supported development of TIICM™, brought against us and SDI. We have curtailed development activities on TIICM™ technology pending resolution of this lawsuit and can make no assurance as to how, if or when it will be resolved.

We have experienced significant losses since our inception. The loss for the three months ended August 31, 2007 was approximately $908,000. The loss for the fiscal year ended May 31, 2007 was approximately $2,788,000. Losses for the fiscal year ended May 31, 2006, was approximately $2,258,000. The loss for the fiscal year ended May 31, 2006 and the fiscal year ended May 31, 2007, as well as for the three months ended August 31, 2007 was caused by (1)

unallowable expenses under our contracts, (2) contract cost overruns, (3) unrecoverable and unabsorbed operating expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

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

In addition, Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the three months ended August 31, 2007. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses for the three months ended August 31, 2007 unreasonable for a company our size. For rate setting purposes, we have excluded approximately $538,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the three months ended August 31, 2007. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

FLIGHT SAFETY TECHNOLOGIES, INC.

Revenues. To date, the majority of our revenues have consisted of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government. For the three months ended August 31, 2007 and 2006 our revenue from our Federal Government contracts were $0 and $542,000 respectively. The current backlog for our federal government contract is $0. In addition, during the three months ended August 31, 2007 and 2006 we had revenue of $46,000 and $63,000, generated for hydrodynamic software development provided to companies in the maritime industry. The current backlog for these services is $0. We are expecting a modification to an existing order during our second quarter ending November 30, 2007.

Costs of Revenues. Subcontractor, consultant and direct labor costs comprise our costs of revenues. Costs of revenue for the three months ended August 31, 2007 was $43,000, compared to $379,000 for the three months ended August 31, 2006. The decrease in cost of revenues is primarily due to the decrease in direct labor, subcontractor, and consultant costs that were associated with development of the 16 beam system during the three months ended August 31, 2006. The increase in the cost of revenue as a percent of revenue during the fiscal year ended August 31, 2007 is due to lack of government contract funding and continued expenses for the government contract test site in Denver, Colorado of approximately $18,000.

When our federal government and maritime industry service contracts are funded, charges to direct costs do not generally negatively impact our operating results because each contract covers its own direct costs. However, during periods when our contracts are not funded or if the actual direct cost of a specific task order exceeds its budgeted funding and the customer is not willing to reallocate direct costs between task orders, any such costs we may incur are not reimbursable and must be funded from our own resources.

Research and Development. Our research and development expense for the three months ended August 31, 2007 was $109,000 compared to a $12,000 for the three months ended August 31, 2006. The increase in research and development expenses of approximately $97,000 for the three months ended August 31, 2007 was primarily due to the UNICORN™ and AWSM™ Technology development. The increase for UNICORN™ was approximately $54,000 and the increase for AWSM™ was approximately $43,000. Research and development for our TIICM™ technology is on hold.

Selling, General and Administrative Expenses. As a federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the federal government. Allowable and unallowable selling general and administrative expenses for the three months ended August 31, 2007 and 2006 are detailed as follows:

($ nearest 000 )

Unallowable
Selling, general & administrative expenses
 Stock based compensation
Legal and professional
Lobbying
All other
Total

Allowable
Selling, general & administrative expenses
    General and administrative salaries and wages
    Business development salaries and wages
    Business development travel
    Employee benefits
    Legal and professional
    Insurance
All other
Total
Total selling, general and administrative expenses

August 31, 2007 $ 85,000 201,000 31,000 33,000 $350,000 $ 127,000 63,000 20,000 106,000 67,000 40,000 40,000 $463,000 $813,000	August 31, 2006 $ -- 179,000 43,000 30,000 $252,000 $ 126,000 68,000 39,000 114,000 117,000 38,000 79,000 $581,000 $833,000

Allowable Selling, General and Administrative Expenses and Wages: the total decrease of approximately $118,000 was due primarily to a decrease in Business Development Travel, Legal and Professional and all other. These decreases are discussed below.

Allowable Business Development Travel: The decrease for business development travel of $19,000 for the three months ended August 31, 2007 compared to August 31, 2006, was due to our efforts to reduce these costs and our monthly cash burn rate.

Allowable Legal and Professional: Allowable legal and professional fees decreased for the three months ended August 31, 2007 compared to the three months ended August 31, 2006 by approximately $50,000 due to reduced fees for FY 2007 year end preparation, review and filing of our form 10-KSB and proxy and our efforts to reduce our monthly cash burn rate.

Allowable Other: The decrease for allowable other of $39,000 for the three months ended August 31, 2007 compared to August 31, 2006, was due primarily to a decrease of $35,000 in director's fees and was due to our efforts to reduce our monthly cash burn rate.

The operating losses for the three months ended August 31, 2007 and August 31, 2006 are primarily due to four unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) unrecoverable and unabsorbed operating expenses, and 4) corporate research and development for UNICORN™ and AWSM™ technology. These non-contract costs are not reimbursable under our customer contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities.

Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

	August 31, 2007	August 31, 2006
1. Unallowable, selling, general and administrative expenses 2. Contract cost overruns 3. Unabsorbed operating expenses 4. Corporate research and development Total	$350,000 18,000 538,000 50,000 $956,000	$252,000 63,000 344,000 5,000 $664,000

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. The primary reasons for the increase in unallowable expenses of $98,000 for the three months ended August 31, 2007 compared to 2006 was due to stock based compensation of $85,000 for issuance of treasury stock to consultants one of whom is on our Board of Directors and additional vested options. The balance of the difference of $13,000 is due to increased unallowable legal fees of $22,000 offset by reduced lobbying expense of $12,000.

(2) Contract Cost Overruns. The contract cost overruns for the fiscal year ended May 31, 2007 represents direct cost primarily for our Denver, Colorado test site. Contract cost overruns for the fiscal year ended May 31, 2006 represent direct labor, subcontractor and consulting expense, in excess of the contract funding to complete tasks for program management, concept of operations and technical remediation as part of Task Order No T0001 and T0002 of our current government contract.

(3) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the customer pursuant to the terms of our contracts. The table below details unabsorbed operating expenses for the three months ended August 31, 2007 compared to 2006.

	August 31, 2007	August 31, 2006	Increase/ Decrease
Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption/billings to customer Unabsorbed operating expenses	$ 463,000 $ 93,000 $ (18,000) $ 538,000	$581,000 $ 22,000 $(259,000) $ 344,000	$ (118,000) $ 71,000 $ 241,000 $ 194,000

(4) Corporate Research and Development. The increase of $45,000 for the three months ended August 31, 2007 compared to 2006 was due primarily to the decision to start a research and development project for the development of our AWSM™ technology.

Liquidity and Capital Resources

Our liquidity to date has primarily been provided by revenue from our government and other contracts and proceeds from the sale of our equity securities.

Our most recent contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor. Our Phase IV SOCRATES® contract was initially funded at $1,695,000 and a second task order provided additional funding of $1,409,000. Our funded contract backlog for our Phase IV contract as of August 31, 2007 and May 31, 2007 was $0.

As of August 31, 2007 and May 31, 2007, our cash and investments were $2,795,000 and $3,390,000, respectively. The decrease in cash on hand and investments of $595,000 was primarily attributable to the net loss of a $908,000 and patent costs of $35,000, less depreciation and amortization expense of $27,000, share based compensation of $85,000 and a net operating assets and liabilities increase in sources of cash from operations of $236,000 for the three months ending August 31, 2007.

As of August 31, 2007, our accounts receivable were approximately $47,000 compared to $105,000 as of May 31, 2007. The balance as of August 31, 2007 reflects a decrease of $58,000 and is due to reduced revenue for the three months ending August 31, 2007 in contracts for the maritime services.

As of the three months ended August 31, 2007, other current assets were $151,000 compared to $183,000 as of fiscal year ended May 31, 2007. This decrease of $32,000 is due primarily to payments received from our insurance carrier for damages to our Denver, Colorado test site.

We had total current liabilities, including accounts payable, of $738,000 as of August 31, 2007 compared to $593,000 as of May 31, 2007. Accounts payable as of the three months ended August 31, 2007 were $478,000, which included $77,000 to Lockheed Martin Corporation, $256,000 to four law firms, and $145,000 in other expenses compared to accounts payable as of May 31, 2007 of $323,000, which included $73,000 to Lockheed Martin, $152,000 in legal fees, and $98,000 in other expenses. The majority of the legal fees payable are included in other current assets and will be paid when we are reimbursed by our insurance company.

Through the end of our fiscal year ending May 31, 2008 we anticipate that we will be able to fund all of our operating expense and technology and development costs from our own cash and investments on hand.

For the fiscal year ended May 31, 2008, we have estimated and expect to incur approximately $2,570,000 in operating expenses and technology development cost primarily for the further development of our SOCRATES® and AWSM™ technologies. During this period, we have estimated and expect to receive $340,000 from our hydrodynamic software development contract billing, $115,000 of interest income and reduce our accounts payable balance as of fiscal year ending May 31, 2008 by $150,000. Assuming we achieve these estimates, as to which we can make no guaranty or assurance, we estimate our available cash and investments would be approximately $1,125,000 as of fiscal year ending May 31, 2008. Increases in costs could reduce our cash and investments faster than we expect and we can provide no assurance that our actual cash and investments will be as estimated at any given date.

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

To date, we have incurred significant net losses, including net losses of approximately $908,000 for the three months ended August 31, 2007, net loss of approximately $2,788,000 for the fiscal year ended May 31, 2007; $2,258,000 for the fiscal year ended May 31, 2006 and $1,412,000 for the fiscal year ended May 31, 2005. We had an accumulated deficit of $10,249,995 as of August 31, 2007. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,265,210 shares of our common stock outstanding. Of our outstanding shares, 6,469,972 are eligible for public trading.

Certain events could result in a dilution of your ownership of our common stock.

As of August 31, 2007, we have 8,265,210 shares of common stock and an aggregate of 3,963,632 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and other major stockholders, in the aggregate, control approximately 47.09% of our outstanding common stock (including common stock issuable to such person or group within 60 days after August 31, 2007). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

Item 5. Other Information

NONE

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

On September 29, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that the Company expects no funding from the FAA in 2007.

On September 29, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that the Down Jones Newswires published an article on the Company that quotes its Chairman.

On November 7, 2006, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing that we issued a press release that summarizes an interview we gave to Wall Street.Net in which we updated the testing schedule for our AWSM™ technology and announced that we have received "expressions of interest" from certain U.S. Airports to explore "beta site" installations of the our AWSM™ technology, and also discussing the possibility of a beta site installation with Emirates Airlines in Dubai, United Arab Emirates.

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

On July 5, 2007, we filed a Current Report on Form 8-K. The report contained an Item 8.01 disclosure announcing certain recent developments of the company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
October 12, 2007	By:	/s/ Samuel A. Kovnat

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

Signature	Date
/s/ William B. Cotton	October 12, 2007

William B. Cotton, Director, President
/s/ Frank L. Rees	October 12, 2007

Frank L. Rees, Director, Executive Vice President
/s/ David D. Cryer	October 12, 2007

David D. Cryer, Chief Financial Officer, Treasurer
/s/ C. Robert Knight	October 12, 2007

C. Robert Knight, Secretary, Vice President of Administration/ General Counsel
/s/ Kenneth S. Wood	October 12, 2007

Kenneth S. Wood, Director
/s/ Jackson Kemper	October 12, 2007

Jackson Kemper, Director
/s/ Larry L. Pressler	October 12, 2007

Larry L. Pressler, Director
/s/ Joseph J. Luca	October 12, 2007

Joseph J. Luca, Director
/s/ Wes Cummins	October 12, 2007

Wes Cummins, Director
/s/ James Schwartz	October 12, 2007

James Schwartz, Director