Form 10QSB
period 2007-11-30
FLIGHT SAFETY TECHNOLOGIES INC
filed 2008-01-14
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	November 30, 2007

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☐      No ☒

The number of shares of common stock outstanding as of January 14, 2008 was 8,295,210 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheets
as of
November 30, 2007 and May 31, 2007
Unaudited

	November 30, 2007	May 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,697,833	$2,439,911
Contract receivables	113,374	105,538
Investments available for sale	400,000	950,000
Inventory	108,044	108,044
Other current assets	134,203	183,027
Total current assets	2,453,454	3,786,520

Property and equipment, net of accumulated depreciation of $530,745 and $488,245	84,349	126,849

Other Assets:
Intangible assets, net of accumulated amortization of $98,611 and $ 86,611	313,128	275,173
Other receivables	30,460	30,693
Total other assets	343,588	305,866
Total Assets	$2,881,391	$4,219,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$522,708	$322,662
Accrued expenses	272,280	270,075
Total current liabilities	794,988	592,737
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,331,510 shares issued at November 30, 2007 and May 31, 2007	8,332	8,332
Additional paid-in-capital	13,174,333	13,125,455
Treasury Stock, 36,300 shares at November 30, 2007, 96,300 shares at May 31, 2007, at cost	(62,371)	(165,463)
Accumulated deficit	(11,033,891)	(9,341,826)
Total stockholders' equity	2,086,403	3,626,498
Total Liabilities and Stockholders' Equity	$2,881,391	$4,219,235

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Loss
For the Three and Six Months Ended November 30, 2007 and November 30, 2006
Unaudited

	Three Months 2007	Three Months 2006	Six Months 2007	Six Months 2006
Contract Revenues	$ 75,144	$ 654,667	$ 121,345	$1,260,027

Cost of Revenues	35,265	468,635	78,016	848,100
Gross Profit	39,879	186,032	43,329	411,927
Operating Expenses:
Research and development	84,338	15,348	193,760	26,928
Selling, general and administrative	741,410	853,216	1,554,767	1,686,420
Depreciation and amortization	27,250	27,023	54,500	54,046
Total operating expenses	852,998	895,587	1,803,027	1,767,394
Loss from Operations	(813,119)	(709,555)	(1,759,698)	(1,355,467)

Other Income
Interest income Gain (loss) on investments available for sale	30,793 --	60,837 12,025	70,773 --	133,215 12,025
Loss before provision for income taxes	(782,326)	(636,693)	(1,688,925)	(1,210,227)
Provision for income taxes	1,570	5,485	3,140	10,970
Net Loss	(783,896)	(642,178)	(1,692,065)	(1,221,197)

Other Comprehensive Income
Unrealized gains (loss) on investments Less reclassified adjustments	-- --	(6,640) (12,025)	-- --	12,025 (12,025)
Comprehensive Loss	$(783,896)	$(660,843)	$(1,692,065)	$(1,221,197)
Net Loss Per Share
Basic and diluted	$ (.09)	$ (.08)	$ (.21)	$ (.15)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,278,116	8,215,110	8,252,041	8,215,110

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For the Six Months Ended November 30, 2007 and November 30, 2006
Unaudited

Common Stock			Additional Paid - In Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
Shares		Amount
Balance at May 31, 2006	8,331,510	$8,332	13,070,192	$(199,827)	$(6,553,440)	$6,325,257
Net Loss	--	--	--	--	(1,221,197)	(1,221,197)
Balance at November 30, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$(7,774,637)	$5,104,060
Balance at May 31, 2007	8,331,510	$8,332	$13,125,455	$(165,463)	$(9,341,826)	$3,626,498
Treasury Stock issued	--	--	32,228	103,092	--	135,320
Share-based compensation	--	--	16,650	--	--	16,650
Net Loss	--	--	--	--	(1,692,065)	(1,692,065)
Balance at November 30, 2007	8,331,510	$8,332	$13,174,333	$(62,371)	$(11,033,891)	$2,086,403

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Six Months Ended November 30, 2007 and November 30, 2006
Unaudited

	For the Six Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,692,065)	$(1,221,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,500	54,046
Share-based compensation Gain (loss) on investments for sale	151,970 --	-- (12,025)
Accretion of investment discounts	--	(39,482)
Changes in operating assets and liabilities:
(Increase) in contract receivables	(7,836)	(300,176)
Decrease in other receivables	233	70,982
Decrease in other current assets and other assets	48,824	109,052
Increase in accounts payable and accrued expense	202,251	195,438
Net cash used in operating activities	(1,242,123)	(1,143,362)

Cash flows from investing activities:
Purchase of held to maturity securities	--	(3,667,613)
Proceeds from maturity of held to maturity securities Purchase of securities Proceeds available from sale securities	-- -- 550,000	8,045,002 (700,000) 1,123,944
Purchases of property and equipment	--	(12,387)
Payments for patents	(49,955)	(40,399)
Net cash provided by investing activities	500,045	4,748,547

Net increase (decrease) in cash and cash equivalents	(742,078)	3,605,185
Cash and cash equivalents at beginning of period	2,439,911	145,572
Cash and cash equivalents at end of period	$1,697,833	$ 3,750,757

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three and Six Months Ended November 30, 2007 and November 30, 2006

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the six months ended November 30, 2007 and November 30, 2006, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the six months ended November 30, 2007 and November 30, 2006 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2007 and May 31, 2006 which are included in our annual report on Form 10-KSB filed on September 10, 2007.

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

Share-Based Compensation

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at the initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The Company recognized $151,970 and $0 during the six months ended November 30, 2007 and 2006, respectively, as expense related to share-based compensation.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the six month period ended November 30, 2007 and November 30, 2006, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive, were 3,953,215 and 3,774,049 for the six months ended November 30, 2007 and November 30, 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents as of November 30, 2007 represents cash on hand of $2,833 in checking and savings accounts and $1,695,000 in money market accounts.

Inventory

Inventory represents purchasing of long lead SOCRATES® system components to further expand to a thirty-two beam system. Inventory is accounted for at lower of cost or market and on the first-in first-out basis.

Revenue and Cost Recognition

Our contracts with the United States government and our maritime industry customers are cost-reimbursable contracts that provide for a fixed profit percentage (base fee), applied to our actual costs to complete the work. These contracts are subject to audit and adjustment by our customers, and are subject to cost limitations as provided by the contracts.

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

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the six months ended November 30, 2007 and November 30, 2006 was $12,000 and $10,294 respectively. Amortization expense for each of the next five years is currently expected to be approximately $24,000.

Note 2. Investments in Marketable Securities:

A summary of investments as of November 30, 2007 is as follows:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Mutual bond funds	$ 400,000	$ --	$ --	$ 400,000

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

A summary of option activity under the plan as of November 30, 2007, and changes during the six month period then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at May 31, 2007	2,054,849	$ 3.54	8.22	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	(20,834)	6.00	--	--
Outstanding at November 30, 2007	2,034,015	$ 3.51	7.80	$ 0
Exercisable at November 30, 2007	1,921,515	$ 3.51	7.72	$ 0

Note 4. Warrants:

We have 1,919,200 warrants outstanding as of November 30, 2007. These warrants are comprised of 1,514,200 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 29, 2009.

Note 5. Other Receivables:

Other receivables represent retained fees on government contracts which represent up to a 15% payment hold back against billable fees. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of November 30, 2007 and May 31, 2007.

	November 30, 2007	May 31, 2007
Retained Fee Phase IV Socrates Other Total	$ 30,460 -- $ 30,460	$ 30,460 233 $ 30,693

Note 6. Other Current Assets:

The summary below compares the balances for other current assets as of November 30, 2007 and May 31, 2007.

	November 30, 2007	May 31, 2007
Prepaid insurance Prepaid rent Prepaid taxes Prepaid legal fees Insurance claims Prepaid lobbying expense Prepaid other Total	$20,470 3,670 21,407 33,858 54,798 -- -- $134,203	$36,768 3,670 21,407 36,027 75,199 7,000 2,956 $183,027

We expect to receive payments for the prepaid legal fees and insurance claim by February 29, 2008.

Note 7: Contingency

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities. Our funded contract backlog for our Phase IV Contract has been $0 since December 31, 2006. As of November 30, 2007, our cash and investments were $2,097,833 and we anticipate that we will fund a substantial portion if not all of our operating expense and technology and development costs from our own cash and investments on hand through the end of our fiscal year May 31, 2008.

Our cash projections do not consider additional funding from our SOCRATES® research and development contract received September 15, 2005. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or AWSM.

The federal budget for US fiscal year ended September 30, 2008 has $15,813,000 funding specified for wake turbulence research, engineering and development. We are actively pursuing funding for our SOCRATES and AWSM Technologies from this current federal budget funding for wake turbulence and in addition we are pursuing various other sources of funding but there can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to internally fund our operation by drawing upon our cash and investments. Without such internal funding, we would be unable to carry on and complete further research and development of SOCRATES® technology or AWSM, as well as our other technologies. However, our own resources are limited and are not sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and our ability to maintain our operations.

We are currently pursuing settlements to the two lawsuits pending against us. The class action suit has been arbitrated and a settlement in principle reached by all parties which would require us to pay $135,000. Management believes the probability of settling the class action suit is high and accordingly we have expensed this cost for the three and six months ending November 30, 2007. The company admits no fault in this settlement agreement. The lawsuit with Analogic/SDI has been settled. In exchange for a transfer to us of intellectual property rights relating to TIICM™ technology, we will make a cash payment to Sanders Design International of $100,000 and attorney fees and issue 100,000 shares of our common stock to Sander's Design International, Inc. and, depending if testing of an anti-shoulder fire missile technology we refer to as TIICM™ is successful, issue an additional 250,000 shares of our common stock. The agreement also contains certain future royalty rights to Analogic and SDI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the six months ended November 30, 2007 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, whether the government will implement wake vortex advisory system at all or with the AWSM design and the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our operations to date have been funded substantially by U.S. Congressional appropriations resulting in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to our version of a wake vortex advisory system, WVAS (WakeVas), that National Aeronautics and Space Administration (NASA) had been developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ended September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ended September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WakeVAS is approximately $28.1 million. From these amounts, we have received four contracts aggregating approximately $19.8 million in funding and as of November 30, 2007, we have recognized an aggregate of approximately $19.8 million of contract revenue. Our current SOCRATES® government contract backlog as of November 30, 2007 is $0. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and AWSM™ technology.

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

We believe that the federal government has indicated a long-term interest in the development of a wake vortex avoidance system and our SOCRATES® wake vortex sensor for potential inclusion in such a system. In 2003, the federal government began an initiative to develop the Next Generation Air Traffic System (NGATS). NGATS is intended to be a more flexible and automated air traffic system "capable of meeting up to two or three times the current capacity demand by the year 2025". The federal government's Joint Planning and Development Office (JPDO) oversees a coalition of government agencies which are involved in developing NGATS, including the U.S. Departments of Transportation, Defense, Homeland Security and Commerce and the FAA, NASA and White House Office of Science and Technology Policy. These organizations have developed a "roadmap" that defines the technologies that must be developed and implemented in order to achieve the goals of NGATS. Among those technologies are systems which allow for enhanced safety as well as increased throughput of air traffic at airports through reduction of the applied spacing between aircraft. This reduction will be accomplished, in part, "based on ground-based wake vortex detection and prediction," which we expect to be tested and implemented in the U.S. fiscal years 2008-2011 timeframe substantially as stated in the NGATS road map.

To our knowledge, the FAA has no plans to apply sufficient resources to the development of a WakeVAS incorporating both prediction and detection in time for implementation and testing in the timeframe called for by the NGATS roadmap. This disparity between the roadmap and FAA budgeting has been noted in Congressional communications to the FAA and we expect will be the subject of future discussions between the FAA and Congress, although there can be no assurances as to the pace or outcome of any such discussions.

There were no stipulated earmarks or other sources of funding in the U.S. fiscal year 2006 and fiscal year 2007 budget for further testing and development of SOCRATES®-based technology. In the FAA budget request submitted to the U.S. Congress and signed by the President for fiscal year 2008, which commenced October 1, 2007, a total of $15.8 million is specified for wake turbulence research, engineering and development. Although this represents a threefold increase over previous FAA budget modifications for wake turbulence research, there is no assurance that we will receive any of these funds. We are continuing to explore additional funding opportunities from potential sources in the NASA and/or U.S. Department of Transportation (DOT) budgets and from the private sector for research and development of SOCRATES® and AWSM™ technologies, but can make no assurances of whether or when we will obtain such additional funding. Our inability to obtain or any delay in such contract funding for research and development of SOCRATES® and AWSM™ technologies from the federal government or other sources has delayed and could continue to delay further research, development and testing; could eliminate or continue to delay achievement of profitability, if any; has created a substantial strain on our liquidity, resources and product development; and has had a material adverse effect on the progress of our technology research and development and our financial condition.

We also are pursuing development of an airborne collision alerting and ground proximity warning system for aircraft that we refer to as UNICORN™. We believe that UNICORN™ may have application to manned and unmanned air vehicles operated for a variety of private and governmental purposes. As of November 30, 2007, our direct cumulative research and development expenses for UNICORN™ total approximately $1,415,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test has been analyzed and the results were favorable. Since that time, our research, testing and development activities on UNICORN™ activity have been limited, while we evaluated the market for this technology and pursued financing for it. In November, 2006, we engaged a placement agent to assist us in pursuing a tax advantaged joint venture financing to complete the research and development of our UNICORN™ technology for general aviation aircraft and unmanned aerial vehicles (UAV's). In support of this effort we have incurred cumulative expenses for legal fees, placement agent fees, market assessment and business planning expenses of approximately $380,000. The original engaged placement agent agreement has been cancelled and we have engaged a new placement agent, to secure this financing. As of November 30, 2007 we have incurred approximately $38,000 for expenses associated with this new effort to secure this financing. The market assessment currently in use was prepared by Charles River Associates based in Boston, Massachusetts. There can be no guarantee or assurance that we will complete a financing to fund our UNICORN™ technology research and development. If we do not complete such a financing, we will continue to pursue private and federal government funding to develop UNICORN™ UAV applications. On April 2, 2007, we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract is for approximately $99,000 and has a period of performance which should be completed in February 2008. We have applied for a Phase II extension of this Air Force contract and are awaiting determination of continuance.

During our fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ technology is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of November 30, 2007 our cumulative direct independent research and development expense for TIICM™ technology is approximately $703,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ technology with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. fiscal year 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI received $1 million in funding from an extension to their Phase II Small Business Innovative Research (SBIR) contract with the U.S. Air Force for further TIICM™ technology research and development. This funding came half from the U.S. Air Force and half from the Department of Homeland Security. There can be no assurance that any new patents on TIICM™ technology will be issued, or that we will derive any revenue or profit from TIICM™ technology, nor any expectation that we will receive any government or commercial funding for TIICM™ technology. We have curtailed development activities on TIICM™ technology pending final resolution of the Analogic lawsuit and can make no assurance as to how, if or development of activities will resume.

We have experienced significant losses since our inception. The loss for the six months ended November 30, 2007 was approximately $1,692,000. The loss for the fiscal year ended May 31, 2007 was approximately $2,788,000. Losses for the fiscal year ended May 31, 2006, was approximately $2,258,000. The loss for the fiscal year ended May 31, 2006 and the fiscal year ended May 31, 2007, as well as for the six months ended November 30, 2007 were caused by (1) unallowable expenses under our contracts, (2) contract cost overruns, (3) unrecoverable and unabsorbed operating expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

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

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the six months ended November 30, 2007. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses for the six months ended November 30, 2007 unreasonable for a company our size. For rate setting purposes, we have excluded approximately $970,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the six months ended November 30, 2007. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

Revenues. Through December 31, 2006, the majority of our revenues consisted of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government. However, during the three and six months ended November 30, 2007, our primary revenue was $58,000 and $86,000, from hydrodynamic software development provided to companies in the maritime industry which compares to $101,000 and $164,000 of such revenue, respectively, for the same periods ended November 30, 2006. The current backlog for these services is approximately $185,000. In addition, for the three and six months ended November 30, 2007, we had $17,000 and $35,000 in revenue from our Air Force SBIR Contract for development planning for our UNICORN™ technology. Our SOCRATES® and AWSM™ technology government contract revenue for the three and six months ended November 30, 2007 was $0 compared to $554,000 and $1,096,000 for the three and six months ended November 30, 2006. The decrease in revenue for the three and six months ended November 30, 2007 compared to the same period in the prior year was due to the completion of our contract work and revenue in December 2006.

Costs of Revenues. Subcontractor, consultant and direct labor costs comprise our costs of revenues. Costs of revenue for the three and six months ended November 30, 2007 was $35,000 and $78,000, compared to $469,000 and $848,000 for the three and six months ended November 30, 2006. The decrease in cost of revenues is primarily due to the decrease in costs of revenue that were associated with development of the SOCRATES® 16 beam system during the three and six months ended November 30, 2006 which was completed in December 2006.

When our SOCRATES® and AWSM™ government contract is funded, charges to direct costs do not generally negatively impact our operating results because each contract covers its own direct costs. However, during periods when our government contract is not funded or if the actual direct cost of a specific task order exceeds its budgeted funding and the government is not willing to reallocate direct costs between task orders, any such costs we may incur are cost overruns, which are not reimbursable and must be funded from our own resources.

Research and Development. Our research and development expense for the three and six months ended November 30, 2007 was $84,000 and $194,000 compared to $15,000 and $27,000 for the three and six months ended November 30, 2006. The increase in research and development expenses of $69,000 and $167,000 for the three and six months ended November 30, 2007 was primarily due to the research and development expense for project UNICORN™ and AWSM™ technologies. During the six months ended November 30, 2007, the cumulative research and development expense for UNICORN™ technology was $102,000, for AWSM™ technology was $90,000, and for TIICM™ technology was $2,000.

Selling, General and Administrative Expenses. As a federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the federal government. Allowable and unallowable selling general and administrative expenses for the three and six month periods ending November 30, 2007 and 2006 are detailed as follows:

Unallowable

Selling, general & administrative expenses
 Share-based compensation
Legal and professional
Lobbying
UNICORN private placement effort
Class action suit settlement
All other
Total

Allowable
Selling, general & administrative expenses
    General and administrative
          salaries and wages
    Business development salaries
          and wages
    Business development travel
    Employee benefits
    Legal and professional
    Insurance
    Investor Relations
    Director's Fees
    All other
    Total

Total selling, general and
    administrative expenses

Three Months 2007 $ 67,000 (26,000) 36,000 24,000 135,000 38,000 $ 274,000 $ 118,000 60,000 18,000 99,000 51,000 34,000 28,000 15,000 44,000 $ 467,000 $ 741,000	Three Months 2006 $ -- 299,000 44,000 -- -- 39,000 $ 382,000 $ 127,000 55,000 77,000 109,000 -- 1,000 31,000 45,000 26,000 $ 471,000 $ 853,000	Six Months 2007 $152,000 175,000 67,000 36,000 135,000 71,000 $ 636,000 $ 246,000 123,000 38,000 205,000 118,000 74,000 30,000 19,000 66,000 $ 919,000 $ 1,555,000	Six Months 2006 $ -- 477,000 87,000 -- -- 70,000 $ 634,000 $ 252,000 123,000 116,000 223,000 117,000 40,000 38,000 83,000 60,000 $ 1,052,000 $ 1,686,000

Below is an analysis of allowable selling, general & administrative expense accounts which have a significant difference for the three and six months ending November 30, 2007 compared to the same period in 2006.

Allowable General and Administrative and Business Development Salaries and Wages: The small decrease of $4,000 and $6,000 for the three and six month period ended November 30, 2007 compared to November 30, 2006, respectively represents a steady staff level over the past eighteen months for these two categories of salaries and wages.

Allowable Business Development Travel: The decrease for business development travel of approximately $59,000 and $78,000 for the three and six months ended November 30, 2007 compared to November 30, 2006, respectively, was due to our efforts to reduce expenses in this category.

Allowable Employee Benefits: Total payroll, which includes salaries and wages and direct labor, for the three and six months ended November 30, 2007 decreased by 13%, compared to the three and six months ended November 30, 2006. The decrease in total payroll proportionately decreased payroll tax, health insurance and 401K plan expenses.

Allowable Legal and Professional: Allowable legal and professional fees increased by $51,000 for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 due to legal and consulting fees which were reclassified to unallowable expense for work related to the UNICORN™ technology private placement efforts in 2006. The legal and professional fees for the six months ended November 30, 2007 compared to 2006 are primarily the same and include fees for legal and accounting reviews and audits of our required year end and quarter end filings.

Allowable Insurance: For the three and six months ended November 30, 2007, insurance expense is approximately $34,000 higher than the same periods in 2006 because the prepaid insurance account, part of other current assets, as of May 31, 2006 was understated by approximately $23,000. The adjusted insurance expense for the three and six months ended November 30, 2007 would be approximately $10,000 higher than the expense for the three and six months ended November 30, 2006 and is in line with expectations

Allowable Director Fees: For the three and six months ended November 30, 2007 director fees were limited to fees for our outside lead director only. For the three and six months ended November 30, 2006 there were four outside directors who received director's fees.

The operating losses for the three and six months ended November 30, 2007 and November 30, 2006 are primarily due to four unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) unrecoverable and unabsorbed operating expenses, and 4) corporate research and development primarily for our AWSM™ technology. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

		Three Months 2007	Three Months 2006	Six Months 2007	Six Months 2006
1. 2. 3. 4.	Unallowable, selling, general and administrative expenses Contract cost overruns Unabsorbed operating expenses Corporate research and development Total	$ 274,000 -- 444,000 41,000 $ 759,000	$ 382,000 164,000 122,000 5,000 $ 673,000	$ 636,000 -- 970,000 91,000 $1,697,000	$ 634,000 299,000 467,000 11,000 $ 1,411,000

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. Included in this expense category for the three and six months ended November 30, 2007 is a one time charge of $135,000 for the settlement of the class action suit. Excluding this settlement expense the primary reasons for the decrease in unallowable expenses which would have been $243,000 and $133,000 for the three and six months ended November 30, 2007 compared to 2006 was that the legal fees for our defense of the Analogic lawsuit for the three and six months ending in 2007 have exceeded the retention level of our Director &Officer insurance policy, which was not the case in 2006, and 2006 unallowable legal fees includes a reclassification of previously recorded allowable legal fees in support of our UNICORN™ technology private placement. The negative $26,000 for the three months ended November 30, 2007 represents billing adjustments from the law firm that represents us in the Analogic lawsuit.

(2) Contract Cost Overruns. Contract cost overruns for the three and six months ended November 30, 2006 represented direct labor, overhead, subcontractor and consulting expense, that we incurred in excess of the contract funding to complete tasks for program management, concept of operations and technical remediation as part of Task Order No T0001 and T0002 of our government contract for development of SOCRATES® and AWSM™ technology.

(3) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the government pursuant to the terms of our government contracts which are significantly lower for the three and six months ending November 30, 2007 compared to the same period in 2006 due to the lack of government funding for SOCRATES™. The table below details unabsorbed operating expenses for the three and six months ended November 30, 2007 compared to 2006.

	Three Months 2007	Three Months 2006	Six Months 2007	Six Months 2006
Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption/billings to customs Unabsorbed operating expenses	$ 468,000 $ 8,000 $ (32,000) $ 444,000	$ 471,000 $ 29,000 $ (378,000) $ 122,000	$ 919,000 $ 101,000 $ (50,000) $ 970,000	$ 1,053,000 $ 51,000 $ (637,000) $ 467,000

(4) Corporate Research and Development. The increase of $36,000 and 80,000 for the three and six months ended November 30, 2007 compared to 2006 was due primarily to the decision to increase funding for the research and development of our AWSM™ technology.

Liquidity and Capital Resources

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities. We are actively exploring and discussing a possible capital infusion with potential sources, although there can be no assurance we will complete any such financing or the impact any such financing would have on us or the price of our securities.

Our most recent contract, titled Phase IV SOCRATES®, is the fourth successive contract that we have received to continue work on our SOCRATES® wake vortex sensor. Our Phase IV SOCRATES® contract was initially funded at approximately $1,695,000 and a second task order provided additional funding of approximately $1,409,000. Our funded contract backlog for our Phase IV contract as of November 30, 2006 was approximately $77,000 and as of November 30, 2007 was $0.

As of November 30, 2007 and May 31, 2007, our cash and investments were approximately $2,098,000 and $3,390,000, respectively. The decrease in cash on hand and investments of approximately $1,292,000 was primarily attributable to the net loss of approximately $1,557,000 and patent costs of approximately $50,000, offset by the change in operating assets and liabilities of approximately $109,000, depreciation and amortization expense of approximately $54,000 and share based compensation of $152,000 for the six months ended November 30, 2007.

As of November 30, 2007, our accounts receivable were $113,000 compared to $106,000 as of May 31, 2007. The balance as of November 30, 2007 reflects the decrease in revenue of approximately $29,000 for the three months ended November 30, 2007 compared to the three months ended May 31, 2007 offset by $35,000 of accounts receivable that were over 60 days as of November 30, 2007.

We had total current liabilities, including accounts payable, of $795,000 as of November 30, 2007 compared to $593,000 as of May 31, 2007. Accounts payable as of November 30, 2007 were $523,000, compared to accounts payable as of May 31, 2007 of $323,000. The increase of $200,000 in accounts payable as of November 30, 2007 compared to May 31, 2007 is due primarily to increased legal fees we incurred in defending the Analogic lawsuit and an expense of $135,000 for the class action suit settlement.

For the six month period from December 1, 2007 to May 31, 2008, we have estimated and expect to incur approximately $1,050,000 in operating expenses and technology development cost primarily for the further development of our UNICORN® and AWSM™ technologies, patent costs of $50,000, approximately $125,000 for previous deferred payroll and vacation for recently retired employees, $100,000 to purchase SDI intellectual property and approximately $135,000 to settle the class action lawsuit. During this period, we have estimated and expect to receive approximately $200,000 from our contract billing for hydrodynamic software development, an estimated $88,000 from an insurance claim for damages to our Denver International Airport test site, and approximately $52,000 of interest income. Assuming we achieve these estimates, as to which we can make no guaranty or assurance, we estimate our available cash and investments would be approximately $978,000 as of May 31, 2008. Increases in costs, lack of government funding, which currently is $0, and many other factors could reduce our cash and investments faster than we expect and we can provide no assurance that our actual cash and investments will be as estimated at any given date.

Our cash projections do not consider any additional funding from our $9.815 million SOCRATES® research and development contract received September 15, 2005. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® or AWSM™ technology, and no such funding is available as of this date. We are actively pursuing various sources of funding including funding from the FAA Budget for federal government fiscal year end September 30, 2008 which includes $15.8 million for wake turbulence research, engineering and development.

There can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding requires us to internally fund our operations by drawing upon our cash and investments. However, our own resources are limited and are not sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies has had and, if prolonged, will continue to have a material adverse affect upon our financial condition and our ability to maintain our operations.

On October 12, 2007, we received notice from the American Stock Exchange indicating that we are below certain of the Amex's continued listing standards as set forth in Section 1003 of the Amex Company Guide in that our shareholders' equity of $3.626 million as of May 31, 2007 and $2.803 million as of August 31, 2007 were below the Amex requirement of $4 million, and we have incurred losses from continuing operations in our last four consecutive fiscal years. The Amex afforded us the opportunity to submit a plan of compliance that is intended to demonstrate our ability to regain compliance with these requirements by April 12, 2009. If the plan is not accepted by the Amex or we fail to perform the plan, we will be subject to delisting procedures as set forth in Section 1010 and part 12 of the Amex Company Guide. We submitted our plan of compliance to Amex on November 12, 2007, although we can make no assurance as to whether or when Amex will accept such plan or if Amex accepts such plan, we will succeed in performing the plan.

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

Our present financial resources are limited and are not sufficient to complete research and development of or commercialize any of our technologies or continue operations significantly beyond our current fiscal year ending May 31, 2008. In addition, we need to raise equity in the amount of approximately $4 million to meet certain requirements of the American Stock Exchange and avoid delisting of our securities from that exchange. We face many uncertainties with respect to research and development and the timing of commercialization of our SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products, the availability and level of government funding, the FAA approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our research and development and operations over the period of years we believe are required to commercialize our products. In each of our prior fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We do not have any credit facilities in place and we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. We are actively exploring and discussing a possible capital infusion with potential sources, although there can be no assurance we will succeed in obtaining such capital. Obtaining additional debt or equity capital may require our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

We will continue to incur significant expenses for research and development and testing of our SOCRATES®, AWSM™, UNICORN™ and TIICM™ technologies and may continue to experience such losses prior to commercialization and thereafter. In addition, future costs, including, without limitation, marketing, sales and installation and research and development costs of later generation SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products also could require us to seek additional capital. If we were unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, we would need to seek and obtain additional capital.

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

To date, we have incurred significant net losses, including net losses of approximately $1,692,000 for the six months ended November 30, 2007, net loss of approximately $2,788,000 for the fiscal year ended May 31, 2007; $2,258,000 for the fiscal year ended May 31, 2006 and $1,412,000 for the fiscal year ended May 31, 2005. We had an accumulated deficit of $11,033,891 as of November 30, 2007. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES®, AWSM™, UNICORN™ or TIICM™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2008 contains approximately $15.813 million of FAA funding for wake turbulence research, engineering and development. However, there can be no assurance we will obtain any of such funds. We continue to explore and incur significant business development expenses to obtain government funding for research and development of our technologies, as well as other sources, but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor and AWSM™ technology for inclusion in such a system, the U.S. government may terminate our government contract at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor and AWSM™ technology or the wake vortex advisory system as a result of, among other things, lack of progress or set-backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. Any such event reduces our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, AWSM™, UNICORN™ or TIICM™ technologies and to market our products. Delay, termination or reduction of contract funding from the federal government prevents or delays achievement of or increases in profitability, if any, creates a substantial strain on our liquidity, resources and product development, and has a material adverse effect on the progress of our research and development and our financial condition.

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

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, William B. Cotton, Chief Executive Officer and Director, David D. Cryer, Chief Financial Officer and Treasurer, C. Robert Knight, General Counsel, Vice President of Administration and Secretary, and Dr. Neal Fine, Senior Vice President for Technology and Director. The sustained unavailability of any one or more of those individuals for any reason could have a material adverse impact on our operations and prospects.

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

Risks Related to Investment in Our Securities

The American Stock Exchange has notified us that our securities will be delisted from the AMEX if we do not submit and perform an acceptable compliance plan.

On October 12, 2007, we received notice from the American Stock Exchange indicating that we are below certain of the Amex's continued listing standards as set forth in Section 1003 of the Amex Company Guide in that our shareholders' equity of $3.626 million as of May 31, 2007 and $2.803 million as of August 31, 2007 were below the Amex requirement of $4 million, and we have incurred losses from continuing operations in our last four consecutive fiscal years. The Amex afforded us the opportunity to submit a plan of compliance that is intended to demonstrate our ability to regain compliance with these requirements by April 12, 2009. If the plan is not accepted by the Amex or we fail to perform the plan, we will be subject to delisting procedures as set forth in Section 1010 and part 12 of the Amex Company Guide. We submitted our plan of compliance to Amex on November 12, 2007, although we can make no assurance as to whether or when Amex will accept such plan or if Amex accepts such plan, we will succeed in performing the plan.

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

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and our former chairman and chief executive officer and president are defendants in pending class action litigation that alleges violations of federal securities laws and breach of fiduciary duties. This case has been settled in principle but still must be approved by the plaintiff class and the court. A second case against us and our chief executive officer, which alleges contractual interference relating to the development of TIICM™ technology, was recently settled. Defending against existing and potential litigation requires significant attention and resources and, regardless of the outcome, results in significant legal expenses, which adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,295,210 shares of our common stock outstanding. Of our outstanding shares, 6,469,972 are eligible for public trading.

Certain events could result in a dilution of your ownership of our common stock.

As of November 30, 2007, we have 8,295,210 shares of common stock and an aggregate of 3,953,215 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and other major stockholders, in the aggregate, control approximately 47.09% of our outstanding common stock (including common stock issuable to such person or group within 60 days after November 30, 2007). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We reached a settlement in principle with the plaintiffs in the securities law class action litigation pending in the U.S. District Court for the District of Connecticut, In Re Flight Safety Technologies, Inc. Securities Litigation, Civil Action No. 3:04-CV-1175 (CFD). Under the terms of the agreement in principle, all claims against all of the defendants will be dismissed without presumption or admission of liability or wrongdoing. A one time settlement payment of $1.2 million will be made to the plaintiff class by or on behalf of the defendants. We have agreed to contribute $135,000 of the $1.2 million settlement. The settlement is subject to a number of conditions, including negotiation and execution of appropriate settlement documents between the parties, preliminary and final court approval and other factors. At this time there can be no assurance that those conditions will be met or that the settlement in principle will receive final court approval.

We reached a settlement in the litigation pending in the U.S. District Court for the District of Massachusetts entitled Analogic Corporation v. Flight Safety Technologies, Inc., et al, No. 06-11288 (JLT). Under the terms of the settlement, Analogic assigned to us its license rights in the SICM MANPADS Countermeasure technology, which is intended to defend against certain shoulder fired missiles aimed at aircraft, but retained certain related manufacturing rights or, alternatively, certain royalty rights which range from 10% to 5% of gross revenue from the sale of related products depending on the gross margin realized by us. We will issue 100,000 shares of common stock and pay $100,000 in cash to Sanders Design International (SDI) and SDI's legal fees associated with the lawsuit. Upon completion of a successful live fire test, we will issue SDI another 250,000 shares of common stock and hire three SDI employees for one year terms in exchange for ownership of all intellectual property associated with the SICM and TIICM™ MANPADS countermeasure technologies. SDI also would receive a royalty of 1% of gross revenue from sales of products based on these technologies. There can be no assurance whether or when any funding would be available for such further development, or that we eventually will realize revenue from any such products.

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

On October 15, 2007, we filed a Current Report on Form 8K. The report contained an item 8.01 disclosure announcing that we had received a notice from AMEX of noncompliance with AMEX listing requirements.

On November 12, 2007, we filed a Current Report on Form 8K. The report contained an item 8.01 disclosure announcing the new Board of Directors and Officers.

On November 15, 2007, we filed a Current Report on Form 8K. The report contained an item 8.01 disclosure announcing a settlement in principle of a class action suit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
By:	/s/ William B. Cotton

William B. Cotton Chief Executive Officer
By:	/s/ David D. Cryer

David D. Cryer Chief Financial Officer