Form 10QSB
period 2008-02-29
FLIGHT SAFETY TECHNOLOGIES INC
filed 2008-04-14
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For The Quarterly Period Ended	February 29, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     Yes ☐      No ☒

The number of shares of common stock outstanding as of April 14, 2008 was 8,395,210 shares.

Transitional Small Business Disclosure Format:          Yes ☐      No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Balance Sheets
as of
February 29, 2008 and May 31, 2007
Unaudited

	February 29, 2008	May 31, 2007
Assets
Current assets:
Cash and cash equivalents	$986,061	$2,439,911
Contract receivables	94,641	105,538
Investments available for sale	400,000	950,000
Inventory	108,044	108,044
Other current assets	87,664	183,027
Total current assets	1,676,410	3,786,520

Property and equipment, net of accumulated depreciation of $513,059 and $488,245	53,364	126,849

Other Assets:
Intangible assets, net of accumulated amortization of $104,611 and $ 86,611	312,027	275,173
Other receivables	30,460	30,693
Total other assets	342,487	305,866
Total Assets	$2,072,261	$4,219,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$282,197	$322,662
Accrued expenses	276,975	270,075
Total current liabilities	559,172	592,737
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	---	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,431,510 shares issued at February 29, 2008 and May 31, 2007	8,432	8,332
Additional paid-in-capital	13,349,487	13,125,455
Treasury Stock, 36,300 shares at February 29, 2008, 96,300 shares at May 31, 2007, at cost	(62,371)	(165,463)
Accumulated deficit	(11,782,459)	(9,341,826)
Total stockholders' equity	1,513,089	3,626,498
Total Liabilities and Stockholders' Equity	$2,072,261	$4,219,235

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Other Comprehensive Loss
For the Three and Nine Months Ended February 29, 2008 and February 28, 2007
Unaudited

	Three Months 2008	Three Months 2007	Nine Months 2008	Nine Months 2007
Contract Revenues	$ 125,885	$ 182,712	$ 247,230	$1,442,739

Cost of Revenues	31,269	334,193	109,285	1,182,293
Gross Profit	94,616	(151,481)	137,945	260,446
Operating Expenses:
Research and development	36,373	22,535	230,133	49,463
Selling, general and administrative	789,344	596,942	2,344,112	2,283,362
Depreciation and amortization	27,250	27,023	81,750	81,069
Total operating expenses	852,967	646,500	2,655,995	2,413,894
Loss from Operations	(758,351)	(797,981)	(2,518,050)	(2,153,448)

Other Income
Interest income Gain (loss) on investments available for sale	12,217 --	59,093 --	82,990 --	192,308 12,025
Loss before provision for income taxes	(746,134)	(738,888)	(2,435,060)	(1,949,115)
Provision for income taxes	2,433	(17,925)	5,573	(6,955)
Net Loss	(748,567)	(720,963)	(2,440,633)	(1,942,160)

Other Comprehensive Income
Unrealized gains (loss) on investments Less reclassified adjustments	-- --	-- --	-- --	12,025 (12,025)
Comprehensive Loss	$(748,567)	$(720,963)	$(2,440,633)	$(1,942,160)
Net Loss Per Share
Basic and diluted	$ (.09)	$ (.09)	$ (.29)	$ (.24)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,372,133	8,215,210	8,300,465	8,215,210

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
For the Nine Months Ended February 29, 2008 and February 28, 2007
Unaudited

Common Stock			Additional Paid - In Capital		Treasury Stock	Accumulated Deficit	Stockholders' Equity
Shares		Amount
Balance at May 31, 2006	8,331,510		$8,332	13,070,192	$(199,827)	$(6,553,440)	$6,325,257
Net Loss	--		--	--	--	(1,942,160)	(1,942,160)
Balance at February 28, 2007	8,331,510		$8,332	$13,070,192	$(199,827)	$(8,495,600)	$4,383,097
Balance at May 31, 2007	8,331,510		$8,332	$13,125,455	$(165,463)	$(9,341,826)	$3,626,498
Treasury Stock issued	--		--	11,942	103,092	--	115,034
Share-based compensation Common Stock Issued	-- 100,000	$	-- 100	$27,190 184,900	-- --	-- --	27,190 185,000
Net Loss	--		--	--	--	(2,440,633)	(2,440,633)
Balance at February 29, 2008	8,431,510		$8,432	$13,349,487	$(62,371)	$(11,782,459)	$1,513,089

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
For the Nine Months Ended February 29, 2008 and February 28, 2007
Unaudited

	For the Nine Months Ended February 29,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,440,633)	$(1,942,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,750	81,068
Common Stock issued in connection with legal settlement	185,000	--
Share-based compensation Gain (loss) on investments for sale	142,224 --	-- (12,025)
Accretion of investment discounts	--	(39,482)
Changes in operating assets and liabilities:
Decrease in contract receivables	10,897	(83,963)
Decrease in other receivables	233	65,789
Decrease in other current assets and other assets	95,363	86,983
Decrease in accounts payable and accrued expense	(23,830)	(245,518)
Net cash used in operating activities	(1,948,996)	(2,089,308)

Cash flows from investing activities:
Purchase of held to maturity securities	--	(3,667,613)
Proceeds from maturity of held to maturity securities Purchase of securities Proceeds from sale of available for sale securities	-- -- 550,000	8,045,002 (700,000) 1,123,944
Purchases of property and equipment	--	(13,311)
Payments for patents	(54,854)	(45,062)
Net cash provided by investing activities	495,146	4,742,960

Net (decrease) increase in cash and cash equivalents	(1,453,850)	2,653,652
Cash and cash equivalents at beginning of period	2,439,911	145,572
Cash and cash equivalents at end of period Supplemental non-cash disclosures: Proceeds on sale of motor vehicle offset by reduction in amounts due	$986,061 9,735	$ 2,799,224 --

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC.

Notes To The Financial Statements
(Unaudited)
For The Three and Nine Months Ended February 29, 2008 and February 28, 2007

Note 1. Summary of Significant Accounting Policies:

Basis of Presentation

These interim financial statements for the nine months ended February 29, 2008 and February 28, 2007, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the nine months ended February 29, 2008 and February 28, 2007 are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim period have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2007 and May 31, 2006 which are included in our annual report on Form 10-KSB filed on September 10, 2007.

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

Share-Based Compensation

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at the initial grant date. The Company elected the modified prospective transition method under SFAS No. 123R and accordingly has not restated periods prior to adoption. The Company recognized $142,224 and $0 during the nine months ended February 29, 2008 and February 28, 2007, respectively, as expense related to share-based compensation.

Earnings Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the nine month period ended February 29, 2008 and February 28, 2007, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive, were 3,953,215 and 3,774,049 for the nine months ended February 29, 2008 and February 28, 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents as of February 29, 2008 represents cash on hand of $78,849 in checking and savings accounts and $907,212 in money market accounts.

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

Intangible Assets

Intangible assets consist of patent costs. Amortization expense for the nine months ended February 29, 2008 and February 28, 2007 was $18,000 and $15,441 respectively. Amortization expense for each of the next five years is currently expected to be approximately $24,000.

Note 2. Investments in Marketable Securities:

A summary of investments as of February 29, 2008 is as follows:

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

A summary of option activity under the plan as of February 29, 2008, and changes during the nine month period then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at May 31, 2007	2,054,849	$ 3.54	8.22	$ --
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	(20,834)	6.00	--	--
Outstanding at February 29, 2008	2,034,015	$ 3.51	7.55	$ 0
Exercisable at February 29, 2008	1,934,016	$ 3.51	7.48	$ 0

Note 4. Warrants:

We have 1,919,200 warrants outstanding as of February 29, 2008. These warrants are comprised of 1,514,200 warrants with an exercise price of $3.30, 270,000 with an exercise price of $3.60, and 135,000 warrants with an exercise price of $5.40 which were issued as part of a public offering that expire January 29, 2009.

Note 5. Other Receivables:

Other receivables represent retained fees on government contracts which represent up to a 15% payment hold back against billable fees. We do not expect to receive payments for these other receivables in the next year and consider this account a long term asset. The summary below compares the balances for other receivables as of February 29, 2008 and May 31, 2007.

	February 29, 2008	May 31, 2007
Retained Fee Phase IV Socrates Other Total	$ 30,460 -- $ 30,460	$ 30,460 233 $ 30,693

Note 6. Other Current Assets:

The summary below compares the balances for other current assets as of February 29, 2008 and May 31, 2007.

	February 29, 2008	May 31, 2007
Prepaid insurance Prepaid rent Prepaid taxes Prepaid legal fees Insurance claims Prepaid lobbying expense Prepaid other Total	$ 33,848 2,550 16,616 31,721 -- -- 2,929 $ 87,664	$36,768 3,670 21,407 36,027 75,199 7,000 2,956 $183,027

We expect to receive payments for the prepaid legal fees May 31, 2008.

Note 7: Contingency

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities. Our funded contract backlog for our Phase IV Contract has been $0 since December 31, 2006. As of February 29, 2008, our cash and investments were $1,386,061 and we anticipate that we will fund a substantial portion if not all of our operating expense and technology and development costs from our own cash and investments on hand through the end of our fiscal year May 31, 2008.

Our cash projections do not consider additional funding from our SOCRATES® research and development contract received September 15, 2005. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or Aircraft Wake Safety Management (AWSM).

The federal budget for US fiscal year ended September 30, 2008 has $15,813,000 funding specified for wake turbulence research, engineering and development. We have actively pursued funding for our SOCRATES and AWSM technologies from this current federal budget funding for wake turbulence but as of this date we have been unsuccessful. In addition, we are pursuing various other sources of funding but there can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding will require us to internally fund our operation by drawing upon our cash and investments. Without such internal funding, we would be unable to carry on further research and development of SOCRATES® technology or AWSM, as well as our other technologies. However, our own resources are limited and are not sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and our ability to maintain our operations.

The lawsuit with Analogic/SDI was settled in the quarter ended February 29, 2008. In exchange for a transfer to us of intellectual property rights relating to TIICM™ technology on December 21, 2007, we made a cash payment to Sanders Design International of $100,000 and attorney fees and issued 100,000 shares of our common stock to Sander's Design International, Inc. If testing of an anti-shoulder fire missile technology we refer to as TIICM™ had met certain success criteria, we would have issued an additional 250,000 shares of our common stock. As of this date, the test results have been analyzed and it has been determined that those success criteria were not met but were sufficiently promising that we are considering whether to continue the development of the TIICM technology. The settlement agreement also contains certain future royalty rights to Analogic and SDI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-QSB for the nine months ended February 29, 2008 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, whether the government will implement wake vortex advisory system at all or with the AWSM design and the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" section Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-QSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-QSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our operations to date have been funded substantially by U.S. Congressional appropriations that resulted in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to our version of a wake vortex advisory system, WVAS (WakeVas), that National Aeronautics and Space Administration (NASA) had been developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ended September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ended September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WakeVAS were approximately $28.1 million. From these amounts, we received four contracts aggregating approximately $19.8 million in funding and as of February 29, 2008, we recognized an aggregate of approximately $19.8 million of contract revenue. Our current SOCRATES® government contract backlog as of February 29, 2008 is $0. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and AWSM™ technology.

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

The second task order funding was completely expended as of December 31, 2006. Our ability to generate additional revenue under our Phase IV contract is subject to further U.S. government funding and the issuance of additional task orders of which there can be no assurance. If additional funding becomes available under the Phase IV contract, the remaining amount of $6.7 million can be funded with new task orders which generally require less administrative effort than a new contract award. No such task orders have been requested or are being processed at the present time. We did not undertake significant research or development on SOCRATES® or AWSM™ technology during our fiscal quarter ended February 29, 2008 and have no plans to do so unless and until we are able to procure additional government, private or equity funding, of which there can be no assurance.

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

There were no stipulated earmarks or other sources of funding in the U.S. fiscal year 2006 and fiscal year 2007 budget for further testing and development of SOCRATES®-based technology. In the FAA budget request submitted to the U.S. Congress and signed by the President for U.S. fiscal year 2008, which commenced October 1, 2007, a total of $15.8 million is specified for wake turbulence research, engineering and development. Although this represents a threefold increase over previous FAA budget modifications for wake turbulence research, we do not expect to receive any of these funds. We are continuing to explore additional funding opportunities from potential sources in the NASA and/or U.S. Department of Transportation (DOT) budgets and from the private sector for research and development of SOCRATES® and AWSM™ technologies, but can make no assurances of whether or when we will obtain such additional funding. Our inability to obtain or any delay in such contract funding for research and development of SOCRATES® and AWSM™ technologies from the federal government or other sources has delayed and could continue to delay further research, development and testing; could eliminate or continue to delay achievement of profitability, if any; has created a substantial strain on our liquidity, resources and product development; and has had a material adverse effect on the progress of our technology research and development and our financial condition.

We also are pursuing development of an airborne collision alerting and ground proximity warning system for aircraft that we refer to as UNICORN™. We believe that UNICORN™ may have application to manned and unmanned air vehicles operated for a variety of private and governmental purposes. As of February 29, 2008, our direct cumulative research and development expenses for UNICORN™ total approximately $1,418,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test has been analyzed and the results were favorable. Since that time, our research, testing and development activities on UNICORN™ activity have been limited, while we evaluated the market for this technology and pursued financing for it. Since November, 2006, we have engaged two placement agents to assist us in pursuing a tax advantaged joint venture financing to complete the research and development of our UNICORN™ technology for general aviation aircraft and unmanned aerial vehicles (UAV's). As of February 29, 2008, we have incurred cumulative expenses for legal fees, placement agent fees, market assessment and business planning expenses of approximately $440,000 in support of this effort. In February 2008, we discontinued efforts to complete a financing to fund our UNICORN™ technology research and development. On April 2, 2007, we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract was for approximately $99,000 and was completed in February 2008. We applied for a Phase II extension of this Air Force contract, but our proposal was rejected. We continue to limit our UNICORN™ research and development until we procure financing to support such effort. We intend to continue to pursue private and federal government funding to develop UNICORN™ UAV applications.

During our fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ technology is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of February 29, 2008 our cumulative direct independent research and development expense for TIICM™ technology is approximately $712,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ technology with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. fiscal year 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI received $1 million in funding from an extension to their Phase II Small Business Innovative Research (SBIR) contract with the U.S. Air Force for further TIICM™ technology research and development. This funding came half from the U.S. Air Force and half from the Department of Homeland Security. There can be no assurance that any new patents on TIICM™ technology will be issued, or that we will derive any revenue or profit from TIICM™ technology, nor any expectation that we will receive any government or commercial funding for TIICM™ technology. A series of tests conducted on TIICM™ under the supervision of the U.S. Air Force were concluded in February, 2008 and these tests did not meet the criteria for success that we established with SDI. We have curtailed development activities on TIICM™ technology pending further review of our options, including, but not limited to, further analysis of test data, potential changes to implementation of TIICM™ technology and availability of funding for further research and development.

We have experienced significant losses since our inception. The loss for the nine months ended February 29, 2008 was approximately $2,441,000. The loss for the fiscal year ended May 31, 2007 was approximately $2,788,000. Losses for the fiscal year ended May 31, 2006, was approximately $2,258,000. The loss for the fiscal year ended May 31, 2006 and the fiscal year ended May 31, 2007, as well as for the nine months ended February 29, 2008 included the following (1) unallowable expenses under our contracts, (2) contract cost overruns, (3) unrecoverable and unabsorbed operating expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but are significantly higher compared to prior years and may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed these estimates and assumptions with our finance and audit committee. Subjective judgments may have a material impact on our financial statements, including recoverability of inventory and intangible assets.

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the nine months ended February 29, 2008. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses for the nine months ended February 29, 2008 unreasonable for a company our size. For rate setting purposes, we have excluded $1,463,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the nine months ended February 29, 2008. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

Revenues. Through December 31, 2006, the majority of our revenues consisted of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government. However, during the three and nine months ended February 29, 2008, our primary revenue was $62,000 and $148,000, from hydrodynamic software development provided to companies in the maritime industry which compares to $107,000 and $271,000 of such revenue, respectively, for the same periods ended February 28, 2007. The current backlog for these services is approximately $155,000. In addition, for the three and nine months ended February 29, 2008, we had $64,000 and $99,000 in revenue from our Air Force SBIR Contract for development planning for our UNICORN™ technology. Our SOCRATES® and AWSM™ technology government contract revenue for the three and nine months ended February 29, 2008 was $0 compared to $75,000 and $989,000 for the three and nine months ended February 28, 2007. The decrease in revenue for the three and nine months ended February 29, 2008 compared to the same period in the prior year was due to the completion of our contract task orders and revenue in December 2006.

Costs of Revenues. Subcontractor, consultant and direct labor costs comprise our costs of revenues. Costs of revenue for the three and nine months ended February 29, 2008 was $31,000 and $109,000, compared to $334,000 and $1,182,000 for the three and nine months ended February 28, 2007. The decrease in cost of revenues is primarily due to the decrease in costs of revenue that were associated with development of the SOCRATES® 16 beam system during the three and nine months ended February 28, 2007 which was completed in December 2006.

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

Research and Development. Our research and development expense for the three and nine months ended February 29, 2008 was $36,000 and $230,000 compared to $23,000 and $49,000 for the three and nine months ended February 28, 2007. The increase in research and development expenses of $13,000 and $181,000 for the three and nine months ended February 29, 2008 was primarily due to the research and development expense for project UNICORN™ and AWSM™ technologies. During the nine months ended February 29, 2008, the research and development expense for UNICORN™ technology was $113,000, for AWSM™ technology was $106,000, and for TIICM™ technology was $11,000.

Selling, General and Administrative Expenses. As a federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the federal government. Allowable and unallowable selling general and administrative expenses for the three and nine month periods ending February 29, 2008 and February 28, 2007 are detailed as follows:

Unallowable

Selling, general & administrative expenses
 Share-based compensation and legal
settlement
Legal and professional
Lobbying
UNICORN private placement effort
Class action suit settlement
Analogic Lawsuit Settlement
All other
Total

Allowable
Selling, general & administrative expenses
    General and administrative
          salaries and wages
    Business development salaries
          and wages
    Business development travel
    Employee benefits
    Legal and professional
    Insurance
    Investor Relations
    Director's Fees
    All other
    Total

Total selling, general and
    administrative expenses

Three Months 2008 $ 175,000 15,000 -- 21,000 -- 100,000 5,000 $316,000 $ 71,000 61,000 22,000 125,000 44,000 21,000 40,000 17,000 72,000 $ 473,000 $ 789,000	Three Months 2007 $ -- 8,000 50,000 -- -- -- 30,000 $ 88,000 $ 111,000 52,000 18,000 141,000 36,000 52,000 31,000 35,000 33,000 $ 509,000 $ 597,000	Nine Months 2008 $ 327,000 190,000 67,000 57,000 135,000 100,000 76,000 $ 952,000 $ 317,000 184,000 60,000 330,000 162,000 95,000 70,000 36,000 138,000 $ 1,392,000 $ 2,344,000	Nine Months 2007 $ -- 464,000 137,000 -- -- -- 121,000 $ 722,000 $ 364,000 174,000 134,000 363,000 154,000 92,000 60,000 90,000 130,000 $ 1,561,000 $ 2,283,000

Below is an analysis of allowable selling, general & administrative expense accounts which have a significant difference for the three and nine months ending February 29, 2008 compared to the same period in 2007.

Allowable General and Administrative Salaries and Wages: the decrease of $40,000 and $47,000 for the three and nine months ending February 29, 2008 reflects the company's ongoing effort to reduce staff hours.

Allowable Business Development Salaries and Wages: The small increase of $9,000 and $10,000 for the three and nine month period ended February 29, 2008 compared to February 28, 2007, respectively represents an effort over the past two fiscal years to secure funding for our technology development.

Allowable Business Development Travel: The decrease for business development travel of approximately $74,000 for the nine months ended February 29, 2008 compared to February 28, 2007, respectively, was due to our efforts to reduce expenses in this category by spending significantly more time on conference calls and less time on travel and less outside expense for consultants.

Allowable Employee Benefits: Total payroll, which includes salaries and wages and direct labor, for the three and nine months ended February 29, 2008 decreased by approximately 10%, compared to the three and nine months ended February 28, 2007. The decrease in total payroll proportionately decreased payroll tax, health insurance and 401K plan expenses.

Allowable Legal and Professional: Allowable legal and professional fees increased by $8,000 for the three and nine months ended February 29, 2008 compared to the three and nine months ended February 28, 2007 and include fees for legal and accounting reviews and audits of our required year end and quarter end filings.

Allowable Director Fees: For the three and nine months ended February 29, 2008 director fees were limited to fees for our outside lead director only. For the three and nine months ended February 28, 2007 there were four outside directors who received director's fees.

The operating losses for the three and nine months ended February 29, 2008 and February 28, 2007 are primarily due to four unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) unrecoverable and unabsorbed operating expenses, and 4) corporate research and development primarily for our AWSM™ technology. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

		Three Months 2008	Three Months 2007	Nine Months 2008	Nine Months 2007
1. 2. 3. 4.	Unallowable, selling, general and administrative expenses Contract cost overruns Unabsorbed operating expenses Corporate research and development Total	$ 316,000 -- 486,000 33,000 $ 835,000	$ 88,000 294,000 403,000 8,000 $ 793,000	$ 952,000 -- 1,466,000 124,000 $2,542,000	$ 722,000 593,000 870,000 19,000 $ 2,204,000

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. Included in this expense category for the three and nine months ended February 29, 2008 are charges of $285,000 for the settlement of our Analogic/SDI lawsuit, $135,000 for the settlement of the class action suit and related legal fees of $148,000. Excluding these settlement expenses the primary reasons for the decrease in unallowable expenses which would have been $57,000 and $190,000 for the three and nine months ended February 29, 2008 compared to 2007 were that the legal fees for our defense of the Analogic lawsuit for the three and nine months ending in 2008 have exceeded the retention level of our Director & Officer insurance policy, which was not the case in 2007, and 2007 unallowable legal fees includes a reclassification of previously recorded allowable legal fees in support of our UNICORN™ technology private placement.

(2) Contract Cost Overruns. Contract cost overruns for the three and nine months ended February 28, 2007 represented direct labor, overhead, subcontractor and consulting expense, that we incurred in excess of the contract funding to complete tasks for program management, concept of operations and technical remediation as part of Task Order No T0001 and T0002 of our government contract for development of SOCRATES® and AWSM™ technology.

(3) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the government pursuant to the terms of our government contracts which are significantly lower for the three and nine months ending February 29, 2008 compared to the same period in 2007 due to the lack of government funding for SOCRATES™. The table below details unabsorbed operating expenses for the three and nine months ended February 29, 2008 compared to 2007.

	Three Months 2008	Three Months 2007	Nine Months 2008	Nine Months 2007
Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption/billings to customs Unabsorbed operating expenses	$ 473,000 $ 58,000 $ (45,000) $ 486,000	$ 509,000 $ 11,000 $ (117,000) $ 403,000	$ 1,392,000 $ 169,000 $ (95,000) $ 1,466,000	$ 1,561,000 $ 63,000 $ (754,000) $ 870,000

(4) Corporate Research and Development. The increase of $25,000 and $105,000 for the three and nine months ended February 29, 2008 compared to 2007 was due primarily to the decision to increase funding for the research and development of our AWSM™ technology.

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

Our Phase IV SOCRATES® contract was initially funded at approximately $1,695,000 and a second task order provided additional funding of approximately $1,409,000. Our funded contract backlog for our Phase IV contract as of February 29, 2008 and as of February 28, 2007 was $0. In order to conserve our resources, we have substantially suspended research and development on our technologies while we seek to obtain additional government, private or equity funding, of which we can make no assurance. In conjunction with these financing efforts, we also are evaluating various strategic initiatives, including the acquisition of revenue generating companies with product lines that are unrelated to our current technologies.

As of February 29, 2008 and May 31, 2007, our cash and investments were approximately $1,386,000 and $3,390,000, respectively. The decrease in cash on hand and investments of approximately $2,004,000 was primarily attributable to the net loss of approximately $2,441,000 and patent costs of approximately $55,000, offset by the change in operating assets and liabilities of approximately $83,000, depreciation and amortization expense of approximately $82,000 and share based compensation and common shares issued in connection with settlement of lawsuit of $327,000 for the nine months ended February 29, 2008.

As of February 29, 2008, our accounts receivable were $95,000 compared to $106,000 as of May 31, 2007. The balance as of February 29, 2008 reflects the decrease in revenue for the three months ended February 29, 2008 compared to the three months ended May 31, 2007.

We had total current liabilities, including accounts payable, of $559,000 as of February 29, 2008 compared to $593,000 as of May 31, 2007. Accounts payable as of February 29, 2008 were $282,000, compared to accounts payable as of May 31, 2007 of $323,000. The decrease of $41,000 in accounts payable as of February 29, 2008 compared to May 31, 2007 is due primarily to decreased legal fees.

For the three month period from March 1, 2008 to May 31, 2008, we have estimated and expect to incur approximately $450,000 in operating expenses and technology development cost primarily for the further development of our UNICORN® and AWSM™ technologies, patent costs of $20,000, and pay approximately $122,000 for previous deferred payroll and vacation for recently retired employees. During this period, we have estimated and expect to receive approximately $70,000 from our contract billing for hydrodynamic software development, and approximately $15,000 of interest income. Assuming we achieve these estimates, as to which we can make no guaranty or assurance, we estimate our available cash and investments would be approximately $879,000 as of May 31, 2008. Increases in costs, continued lack of government funding, which currently is $0, and many other factors could reduce our cash and investments faster than we expect and we can provide no assurance that our actual cash and investments will be as estimated at any given date.

In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® or AWSM™ technology, and no such funding is available as of this date. We are seeking various sources of funding including funding from the FAA Budget for federal government fiscal year end September 30, 2008 which includes $15.8 million for wake turbulence research, engineering and development, although we do not expect to receive any portion of these funds. There can be no assurance as to whether or when we will obtain such funding. Lack of and further delays in obtaining additional government contract or other outside funding requires us to internally fund our operations by drawing upon our cash and investments. However, our own resources are limited and are not sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies has had and, if prolonged, will continue to have a material adverse affect upon our financial condition and our ability to maintain our operations.

On October 12, 2007, we received notice from the American Stock Exchange indicating that we are below certain of the Amex's continued listing standards as set forth in Section 1003 of the Amex Company Guide in that our shareholders' equity of $3.626 million as of May 31, 2007, which has declined to $1.493 million as of February 29, 2008, were below the Amex requirement of $4 million, and we have incurred losses from continuing operations in our last four consecutive fiscal years. The Amex afforded us the opportunity to submit a plan of compliance that is intended to demonstrate our ability to regain compliance with these requirements by April 12, 2009. We submitted our plan of compliance to Amex on November 12, 2007, and received notice of plan acceptance on February 1, 2008. The Amex has granted us until June 30, 2008 to complete an equity private placement transaction or a comparable transaction in order to meet its shareholder equity requirement. We can make no assurance as to whether we will succeed in performing according to this plan.

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

We will continue to incur significant expenses for research and development and testing of our SOCRATES®, AWSM™, UNICORN™ and TIICM™ technologies and may continue to experience such losses prior to commercialization and thereafter. In addition, future costs, including, without limitation, marketing, sales and installation and research and development costs of later generation SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products also could require us to seek additional capital. We have been unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, and need to obtain additional capital for these purposes and to meet Amex requirements.

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

To date, we have incurred significant net losses, including net losses of approximately $2,441,000 for the nine months ended February 29, 2008, net loss of approximately $2,788,000 for the fiscal year ended May 31, 2007; $2,258,000 for the fiscal year ended May 31, 2006 and $1,412,000 for the fiscal year ended May 31, 2005. We had an accumulated deficit of $11,782,459 as of February 29, 2008. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES®, AWSM™, UNICORN™ or TIICM™ technology. Our ability to achieve, maintain, and/or increase profitability will depend in large part upon the successful further development and testing of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™ products, Congressional appropriations and our ability to obtain additional federal research and development contracts for SOCRATES®, AWSM™, UNICORN™ and TIICM™ based products, approval of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™ products and systems by various agencies of the federal government, procurement of our products and systems by the FAA, airports and the aviation industry, and the availability of funding to finance such procurements.

Lack of future funding from the federal government to complete research and development of our SOCRATES® wake vortex sensor could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2008 contains approximately $15.813 million of FAA funding for wake turbulence research, engineering and development. However, we do not expect to obtain any of such funds. We continue to explore and incur significant business development expenses to obtain government funding for research and development of our technologies, as well as other sources, but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and our SOCRATES® wake vortex sensor and AWSM™ technology for inclusion in such a system, the U.S. government may terminate any government contract, when and if we obtain such contract, at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our SOCRATES® wake vortex sensor and AWSM™ technology or the wake vortex advisory system as a result of, among other things, lack of progress or set-backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. Any such event reduces our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, AWSM™, UNICORN™ or TIICM™ technologies and to market our products. Delay, termination or reduction of contract funding from the federal government prevents or delays achievement of or increases in profitability, if any, have caused a substantial strain on our liquidity, resources and product development, and a material adverse effect on the progress of our research and development and our financial condition.

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

In May 1997, we signed a teaming agreement with Lockheed Martin Corporation to jointly develop and market SOCRATES® based products. This agreement expired in May 2007 and our relationship with Lockheed Martin has terminated. The agreement stipulated that we serve as prime contractor and Lockheed Martin Corporation as subcontractor in the development and any deployment of our SOCRATES® wake vortex sensor. To maintain our capability to continue without Lockheed Martin will require us to hire additional personnel, and/or consultants with subject matter expertise or enter into strategic partnering relationships. There can be no assurance that we will be able to replace our past reliance on Lockheed Martin.

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

At present, we cannot precisely fix a price for the sale and installation of an initial SOCRATES® wake vortex sensor at airports or UNICORN™-based collision avoidance systems in small aircraft or TIICM™ in commercial airliners. We estimate that the cost of our SOCRATES® wake vortex sensor will be roughly $10 million to $20 million per airport installation, depending on, among other things, the number and configuration of runways. Due to developments in the market for general aviation collision warning and avoidance products and information we have obtained from our ongoing research, development and engineering of UNICORN™, we now expect the UNICORN™-based system could be more complex than we originally envisioned. As a result, we anticipate the wholesale price of this product could be approximately $25,000 which is substantially greater than the $10,000 price we have previously estimated. As we develop further information on the configuration and components of a UNICORN™-based system for general aviation, related production costs, and rapidly evolving competitive technologies, we will reassess the potential market for a commercial UNICORN™-based collision avoidance system for general aviation. Our current goal is to use, build on, and complete the UNICORN™ research and development we have conducted to date through a tax advantaged joint venture with private investors that we presently are pursuing. In addition, we have been pursuing the application of UNICORN™ technology to unmanned air vehicles (UAV's). On April 2, 2007, we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract is for $99,316 and has a nine month period of performance which ended in February 2008. Because we have not completed the research and development of either product or received final approvals for them from the federal government, we have not commenced production or marketing efforts. We currently do not anticipate having these products ready for commercial sale for at least several years. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products.

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

Risks Related to Investment in Our Securities

The American Stock Exchange has notified us that our securities will be delisted from the Amex if we do not raise the additional equity required by the Amex approved compliance plan by June 30, 2008.

On October 12, 2007, we received notice from the American Stock Exchange indicating that we are below certain of the Amex's continued listing standards as set forth in Section 1003 of the Amex Company Guide in that our shareholders' equity of $3.626 million as of May 31, 2007 and $2.803 million as of August 31, 2007 were below the Amex requirement of $4 million, and we have incurred losses from continuing operations in our last four consecutive fiscal years. The Amex afforded us the opportunity to submit a plan of compliance that is intended to demonstrate our ability to regain compliance with these requirements by April 12, 2009. We submitted our plan of compliance to Amex on November 12, 2007, and received notice of plan acceptance on February 1, 2008. The Amex has granted us until June 30, 2008 to complete an equity private placement transaction or a comparable transaction. We can make no assurance as to whether we will succeed in performing the plan.

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

The market price of the securities of a pre-commercial, research and development stage technology company, such as ours, can be especially volatile. Thus, the market price of our securities could be subject to wide fluctuations. In fact, the trading volume and price of our shares have fluctuated greatly. Subject to the information set forth in this Form 10-QSB, we are unaware of any specific reasons for this volatility and cannot predict whether or for how long it will continue.

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

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and our former chairman and chief executive officer and president are defendants in pending class action litigation that alleges violations of federal securities laws and breach of fiduciary duties. This case has been settled in principle but still must be approved by the plaintiff class and the court. A second case against us and our former chief executive officer, which alleges contractual interference relating to the development of TIICM™ technology, was recently settled. Defending against existing and potential litigation requires significant attention and resources and, regardless of the outcome, results in significant legal expenses, which adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,395,210 shares of our common stock outstanding. Of our outstanding shares, 6,569,972 are eligible for public trading.

Certain events could result in a dilution of your ownership of our common stock.

As of February 29, 2008, we have 8,395,210 shares of common stock and an aggregate of 3,953,215 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and other major stockholders, in the aggregate, control approximately 46.63% of our outstanding common stock (including common stock issuable to such person or group within 60 days after February 29, 2008). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

We do not intend to pay cash dividends.

We have never paid cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future.

We may spend our funds in ways with which our stockholders may not agree.

The use of proceeds description from our 2004 public offering reflected our then-current planning and was only an estimate that is subject to change in our discretion. Furthermore, a substantial portion of the net proceeds from our 2004 public offering was not allocated for specific uses. Consequently, our management can spend our funds in ways with which our stockholders may not agree. We cannot predict that our funds will be invested or otherwise utilized to yield a favorable return.

We are required to comply with Section 404 of Sarbanes-Oxley.

We are required to be in compliance with Section 404 of the Sarbanes-Oxley Act as of our fiscal year ending May 31, 2008. Under current regulations, the financial cost of compliance with Section 404 is significant. Failure to achieve and maintain effective internal control in accordance with Section 404 could have a material adverse effect on our business and our stock price.

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our 2008 annual report as to the effectiveness of its controls. The cost to comply with this law will affect our net income adversely during the compliance period. In addition, management's effort and cost are no assurance that our independent auditors will attest to the effectiveness of our internal controls in its report required as of fiscal 2009 year end, and thereafter. If that is the case, the resulting report from our auditors may have a negative impact on our stock price.

Item 3. Controls and Procedures.

(a)     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-QSB (the "Evaluation Date"). Based on such evaluation, such officers has concluded that, as of the Evaluation Date, 1) the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

We reached a settlement in the litigation pending in the U.S. District Court for the District of Massachusetts entitled Analogic Corporation v. Flight Safety Technologies, Inc., et al, No. 06-11288 (JLT). Under the terms of the settlement, Analogic assigned to us its license rights in the SICM MANPADS Countermeasure technology, which is intended to defend against certain shoulder fired missiles aimed at aircraft, but retained certain related manufacturing rights or, alternatively, certain royalty rights which range from 10% to 5% of gross revenue from the sale of related products depending on the gross margin realized by us. We have issued 100,000 shares of common stock and paid $100,000 in cash to Sanders Design International (SDI) and SDI's legal fees associated with the lawsuit. Upon completion of a live fire test that met certain success criteria contained in the settlement agreement, we would have to issue SDI another 250,000 shares of common stock and hire three SDI employees for one year terms in exchange for ownership of all intellectual property associated with the SICM and TIICM™ MANPADS countermeasure technologies. SDI also would receive a royalty of 1% of gross revenue from sales of products based on these technologies. Results from the test indicate the success criteria was not met. There can be no assurance whether or when any funding would be available for such further development, or that we eventually will realize revenue from any such products.

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

On January 25, 2008, we filed a Current Report on Form 8K. The report contained an item 8.01 disclosure announcing that the Air Force had scheduled additional live fire testing of the company's TIICM technology.

On February 7, 2008, we filed a Current Report on Form 8K. The report contained an item 8.01 disclosure announcing that Amex accepted the company's plan of compliance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
By:	/s/ William B. Cotton

William B. Cotton Chief Executive Officer
By:	/s/ David D. Cryer

David D. Cryer Chief Financial Officer