Form 10KSB
period 2008-05-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2008-08-29
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Registrant's revenues for its most recent fiscal year:     $336,995

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes     ☒    No

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price of $0.55 per share on August 28, 2008, as reported on the American Stock Exchange, was approximately $3,384,529. In determining the market value of non-affiliate voting stock, shares of common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 8,395,210 shares of common stock outstanding as of August 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

FLIGHT SAFETY TECHNOLOGIES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED MAY 31, 2008

i

Preliminary Note: Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-KSB for the fiscal year ending May 31, 2008 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, whether the government will implement WakeVAS at all or with the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, slower economic growth generally, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and these and other risks are discussed in the "Known Trends, Risks and Uncertainties" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

ii

PART I

Item 1. Description of Business.

Overview

We have been developing four new technologies designed to enhance aviation safety and efficiency. These technologies include AWSM™, SOCRATES®, UNICORN™, and TIICM™. While we continue limited development work on certain aspects of AWSM™, we have suspended research and development on the other three technologies due to technical challenges and lack of funding. In August 2008, we executed a letter of intent to license a certain plasma technology which we intend to commercialize, if we can obtain necessary financing for working capital, and we hope will become a significant part of our business as discussed further in Item 6 of this Form 10-KSB.

Due to our limited financial resources, the report of our independent registered public accountant and the notes to our financial statements for our fiscal year ended May 31, 2008 indicate that there is substantial doubt about our ability to continue as a going concern.

AWSM™ is a technology we are developing into a system of sensors and other components to form a wake vortex avoidance system (WakeVAS).

SOCRATES® is a technology we have been developing into a ground-based laser acoustic sensor to detect and track wake vortices at airports.

UNICORN™ is a technology we have been developing into an airborne radar for collision avoidance and ground proximity warning.

TIICM™ is a technology we have been developing into a system to protect commercial and military aircraft against terrorist threats from heat seeking missiles.

We have been developing an aircraft wake safety management system we refer to as AWSM™ to be a full wake vortex avoidance system which may be used by Air Traffic Controllers as an advanced air traffic management tool for safely reducing the applied separation between aircraft. Studies have shown that significant gains in airport capacity may be realized through use of a system such as AWSM™. In 2006, the Joint Planning and Development Office (JPDO), which is responsible for defining the roadmap to the Next Generation Air Transportation System (known as NextGen), published a Baseline Operational Improvement Roadmap. That document called for the reduction of longitudinal arrival/departure spacing between aircraft based on ground-based wake vortex prediction and detection. We are designing the AWSM™ system to meet that requirement. A partial system emulation, based on pre-recorded aircraft arrival data, was presented to the government on February 28, 2007.

We believe that AWSM™, upon completion and deployment at major airports, can potentially;

     •      Improve the safety of aircraft arrivals and departures at airports;
     •      Safely increase runway landing and takeoff rates;
     •      Reduce passenger delays; and
     •      Generate substantial cost savings for the airline industry and other airport users.

We have been developing SOCRATES® technology to be a component for possible inclusion in AWSM™. From 1997 to 2005, we focused on developing and testing the SOCRATES® wake vortex sensor technology. Much of this work was funded by the U.S. Department of Transportation (DOT) and managed by the DOT Volpe Center in Cambridge, Massachusetts (Volpe). On September 13, 2003, we completed a three-week test of an improved SOCRATES® wake vortex sensor at Denver International Airport. Based upon our analysis of initial data, this test demonstrated a major increase in the capability and reliability of the sensor. Building upon these three tests, we further developed our SOCRATES® wake vortex sensor and tested a 16-beam configuration during September 2005. Based on our analysis of the data, this 2005 test demonstrated a further increase in the capability and reliability of our SOCRATES® wake vortex sensor. However, further evolution of the SOCRATES® sensor to render it suitable for operational use will require additional research and development that would be complex and costly. Until that research and development is completed, AWSM™ development will proceed with alternative wake vortex sensors. We have suspended our SOCRATES® R&D until we are able to more fully develop and test the AWSM™ system and obtain additional funding to develop the SOCRATES® sensor.

We also have been developing a collision avoidance and ground proximity warning system for aircraft based on our technology referred to as UNICORN™. During our 2008 fiscal year, our research and development on this technology was suspended due to lack of funding. An initial proof-of-principle tower based test of UNICORN™ technology antenna elements, one of the major components of a potential UNICORN™ system, was conducted in August of 2005. During our fiscal year 2007, we curtailed research and development of UNICORN™ technology while we pursued the possibility of raising research and development funding for UNICORN™ through a tax-advantaged research and development partnership. In February 2008, we discontinued efforts to complete a financing to fund our UNICORN™ technology research and development. On April 2, 2007, we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract was for approximately $99,000 and was completed in February 2008. We applied for a Phase II extension of this Air Force contract, but our proposal was rejected. We have suspended our UNICORN™ research and development until we procure financing to support such efforts. We intend to continue to pursue private and federal government funding to develop UNICORN™ UAV applications.

During our fiscal year 2007, we continued pursuing a third new technology initiative, called TIICM™ (Tactical Integrated Illuminating Countermeasure), for protection of military or commercial aircraft against certain shoulder-launched terrorist missile threats. During our 2008 fiscal year, our research and development on this technology was suspended due to lack of funding. We believe that TIICM™ technology may be a more cost-effective solution to this problem than competing military systems which are currently being funded by the government. We had been working on development of TIICM™ technology with Sanders Design International (SDI), a small innovative defense contractor based in New Hampshire and Analogic Corp (NASDAQ: ALOG) a larger company based in Peabody, Massachusetts. We contracted with Georgia Tech Research Institute (GTRI) to utilize their government validated simulation model to subject TIICM™ technology to over 100,000 simulated missile attacks on a Boeing 737 aircraft. Preliminary results of this analysis were encouraging. In February, 2008, the Air Force completed live fire testing of the TIICM™ countermeasure concept. While the results of the test did not meet certain pre-test success criteria developed in conjunction with SDI, we were nonetheless encouraged by this round of testing. The test results were consistent with the GTRI simulations, which also predict that significant improvements in the overall system performance will result if and when certain modifications to the underlying infrared source technology are developed. If those developments are completed, we believe that TIICM™ could have significant technological advantage over competing countermeasures.

We can make no assurance as to whether, when or on what terms we will obtain funding to continue research and development of any of our technologies and until such funding is available we will continue to suspend development of SOCRATES®, UNICORN™ and TIICM™ technologies and work on AWSM™ technology on a limited basis.

Since our inception, our primary source of funding has been four successive contracts with the federal government aggregating approximately $19.8 million for research, development and testing of our SOCRATES® wake vortex sensor and AWSM™ technology. The last such contract was completed in December, 2006, and since then we have not received government contract funding for SOCRATES® or AWSM™ technology. We have not had any revenues from commercial sales of any of our technologies, and we may not realize such sales for several years. We have incurred cumulative losses of $12,628,125 as of May 31, 2008, which we have funded with the proceeds of three equity offerings. We will need additional funds to complete our future research and development of our technologies and may need to raise additional capital for this purpose. We may consider and execute from time to time strategic investments, acquisitions or other transactions that we believe will benefit us and complement our current operations, technologies, and resources.

On October 12, 2007, we received notice from the American Stock Exchange indicating that we were below certain of the Amex's continued listing standards as set forth in Section 1003 of the Amex Company Guide in that our shareholders' equity had fallen below the Amex requirement of $4 million, and we have incurred losses from continuing operations in our last four consecutive fiscal years. The Amex afforded us the opportunity to submit a plan of compliance that is intended to demonstrate our ability to regain compliance with these requirements by April 12, 2009. We submitted our plan of compliance to Amex on November 12, 2007, and received notice of plan acceptance on February 1, 2008. The Amex granted us until June 30, 2008 to complete an equity private placement transaction or a comparable transaction in order to meet its shareholder equity requirement but we did not meet this condition.

Our plan included expense reduction coupled with various strategic initiatives, including a capital raise motivated in part by the acquisition of a revenue generating company with product lines that are unrelated to our current technologies. Management felt that the proposed acquisition would have fit well with the Company's strategy of pursuing large market opportunities with products and services that offer a technological advantage. We also felt that diversification would further the best interests of the Company and its shareholders. The particular acquisition was not consummated, but we are continuing to pursue other diversifying initiatives, including commercialization of a certain plasma technology that we intend to license pursuant to a letter of intent we signed in August, 2008 and an acquisition of some related assets.

Because we were not successful in completing the capital raise condition of the Amex by the deadline of June 30, 2008, the Amex alerted us on July 3, 2008, that it had initiated delisting of our securities from the Amex. We are in the process of appealing the Amex delisting decision and have requested a hearing before a committee of the Amex. There can be no assurance that our request for continued listing will be granted as a result of such appeal or otherwise. We are also continuing to pursue various arrangements to fund our technologies and to enhance our financial condition. There can be no assurance as to whether or when we will complete any such arrangements or the impact of such arrangements on us.

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

FSTO, which originally commenced operations in 1997 as a Wyoming corporation, was co-founded by two of our former directors, Samuel A. Kovnat and Frank L. Rees. In consideration of his shares, Mr. Rees assigned his SOCRATES® and UNICORN™ patents to FSTO. In consideration of Mr. Kovnat's shares, he contributed intellectual capital and services to FSTO. Advanced Acoustic Concepts, Inc. and Leonard Levie were also founders of FSTO. Advanced Acoustic Concepts, Inc. received shares of common stock in FSTO in consideration of its release of any claims on the UNICORN™ patent contributed by Mr. Rees, and Mr. Levie received his shares in consideration of contributing his business experience, and developing an initial business plan for FSTO. As a result, FSTO owned patents on our SOCRATES® and UNICORN™ technologies.

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

In September 2002, we consummated a share exchange with the stockholders of FSTO. The share exchange was facilitated by Dunhill Venture Partners Corp., a Vancouver, British Columbia based firm. Dunhill Venture Partners Corp. also facilitated a private placement of a total of 283,334 shares of our common stock and 283,334 warrants, each for one share of our common stock, to Wakefield Holdings Corp. and Nicholson Group Limited, pursuant to Regulation S promulgated by the SEC, which resulted in aggregate proceeds to us of $1.7 million. In January 2003, we registered these shares and the warrant shares with the SEC pursuant to an SB-2 Registration Statement. During July and August 2003, the warrants were exercised, and we issued the 283,334 warrant shares, generating $1.7 million in aggregate proceeds to us. As a result of the share exchange, we discontinued our previous operations and changed our name to Flight Safety Technologies, Inc., FSTO changed its name to Flight Safety Technologies Operating, Inc., FSTO became our subsidiary and stockholders of FSTO acquired approximately 53% of our outstanding common stock. In June 2003, FSTO merged into us, and we now own the patents on our SOCRATES® and UNICORN™ technologies.

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

Principal Concepts under Development and Market Opportunities

SOCRATES® Wake Vortex Sensor and the AWSM™ system

Whenever an aircraft is in flight, its wings and wing flaps create wake vortices, which are often described as small, horizontal tornadoes trailing back from the wing tips. If a second aircraft encounters these vortices, even several minutes after the first plane has passed, its pilot's control of the aircraft may be compromised. To address these hazards, the Federal Aviation Administration, sometimes known as the FAA, has established requirements for increased spacing between airplanes as they land and take off. The spacing translates into more time in the air or on the ground, which results in flight delays and increased fuel and flight crew costs. Requirements for even larger spacing for aircraft trailing the new, very large Airbus A380 are anticipated to further exacerbate wake-related flight delays.

In 2006, we began to develop the Aircraft Wake Safety Management system that we refer to as the AWSM™ system. The AWSM™ system is intended to be a tool used at airports to provide air traffic control, sometimes referred to as ATC, with a recommendation to use either standard wake vortex spacing or minimum radar spacing when aircraft land or take off. We expect AWSM™ would include the following components: prediction algorithms which numerically compute the motion of a vortex pair for a given aircraft and local meteorological conditions, the SOCRATES® and LIDAR sensors which would measure the motion of the same vortex pair, and weather persistence predictions which forecast the persistence of local weather conditions, adaptive spacing procedures, and communication links between sensor and ATC. In addition to providing ATC with a wake separation recommendation (e.g., either use standard wake spacing or use minimum radar spacing), AWSM™ would deliver an estimated persistence time which would alert ATC to a possible change in the recommendation which may occur in the future (on the order of 30 minutes) and controller guidance to resolve predicted wake encounters throughout the terminal airspace. A partial system emulation based on recorded data was presented to the DOT's Volpe Center in February 2007.

In June 2003, the FAA approved a long-term mission needs statement and related investment plan that contemplates expenditures by FAA and NASA of $206 million during the period running from U.S. fiscal year 2003 through 2010 on wake vortex detection research and development. The FAA investment plan includes deployment of a prototype WakeVAS and culminates in development of wake turbulence capability at selected airports and integration with controller tools. The mission needs statement has not and may not be approved at all necessary levels of the federal government, and the federal government may not provide the funding required to complete the mission needs statement. This funding must be annually requested by the FAA, authorized and approved by Congress, and approved by the President. There is no assurance as to what amount of contract funding, if any, we will receive in connection with the mission needs statement to complete the research, development, and testing of our SOCRATES® wake vortex sensor or AWSM™ technology for inclusion in a WakeVAS.

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

Our initial focus for SOCRATES® technology has been the development of a wake vortex sensor to detect, locate and track wake vortex turbulence, based on the sound radiated by the turbulence. The sensor design includes a low-power laser transmitter and receiver, a laser beam reflector and special optical and electronic components to translate changes in laser transmissions caused by their interaction with sound radiation from the vortices, and software algorithms to determine the presence and location of wake vortex turbulence. While our present focus is on air turbulence created by aircraft wakes, we believe that with future research and development our SOCRATES® technology may also enable the detection of various hazardous atmospheric phenomena, such as wind shear and microbursts. If and when we successfully complete further development, testing and obtain FAA approval, our sensor could become a component in a wake vortex advisory system, sometimes referred to as a WakeVAS, to be used by air traffic controllers to establish safe separation between either arriving or departing aircraft. In furthering this development, we plan to integrate the sensor with other potential components of a WakeVAS, and to develop operating protocols for use of our sensor with other WakeVAS components by air traffic controllers and pilots.

The SOCRATES® technology and, more generally, the phenomenology known as "wake vortex acoustics," have shown promise in research directed at the detection and tracking of aircraft wake vortices. However, further substantial research, development and testing will be required for SOCRATES® technology to reach operational status. At this time, we do not know if we can successfully complete development of our SOCRATES® wake vortex sensor, if the federal government will provide the funding required to complete our plan, if we will successfully implement the plan and testing, or if the government will implement AWSM™ at all or with the inclusion of our SOCRATES® wake vortex sensor. We have suspended our SOCRATES® research and development until we procure additional federal government funding to support AWSM™ and SOCRATES® technology development. In view of these circumstances, we have concluded that the intellectual property associated with SOCRATES® technology is impaired and for our fiscal year ended May 31, 2008, we have written off the patent costs and related inventory associated with SOCRATES® technology.

During the development of our SOCRATES® technology, we generally subcontracted to Lockheed Martin Corporation significant participation in the development and assembly of the hardware components of our SOCRATES® wake vortex sensor, including the low-power laser generators, reflectors, and receivers. Lockheed Martin Corporation personnel also supported the operation of this equipment during tests of our SOCRATES® wake vortex sensor through various stages of development to date, developed software used in analyzing test data and worked with us in analyzing test data itself. On May 1, 2007, pursuant to the terms of the teaming agreement, this relationship terminated.

Starting in September 2005, our Volpe DOT contract directed us to commence the development of AWSM™ technology. In February 2007 we presented an initial functional emulation of much of the hardware and software integration of AWSM™ technology, utilizing pre-recorded sensor data from the September 2005 SOCRATES® tests as well as Lockheed Martin's Lidar sensor subsystem. Depending on government direction and approval of test protocols, and funding availability, we are contemplating further AWSM™ technology development and testing including live emulation tests of the full system and safety assessment demonstrations. Since the 2005 tests, we have further refined the AWSM™ operational concept and we have developed certain software elements of the system but have not conducted significant research and development due to lack of funding. In June 2008, we submitted a detailed unsolicited proposal to the FAA for funding further development and testing of an AWSM™ system and are awaiting a response. The prospects for if and when the government, particularly the Federal Aviation Administration, will provide direction, approval or funding for AWSM™ are uncertain and we can make no assurance as to whether or when we will proceed with further testing of AWSM™ technology.

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

Our original plan for UNICORN™ technology was to provide a low-cost, combined, collision alerting and ground proximity warning capability for general aviation aircraft, including private, business and smaller regional and commercial aircraft. Since our fiscal year ended May 31, 2004, we also investigated the potential application of our UNICORN™-based "sense and avoid" collision avoidance technology for unmanned air vehicles, sometimes referred to as UAVs, including military, other government, and commercial operations. We received an initial government contract for $99,000 to pursue research and development on UNICORN™ technology UAV applications. We subsequently applied to the government for two other such contracts, but the government did not award them to us. Accelerating government requirements for UAV applications in the U.S. domestic airspace, together with higher than anticipated development costs, production cost estimates based on information we obtained from ongoing product development that significantly exceed our initial projections, and increasing competition in the general aviation market for UNICORN™-like products, caused us to pursue the utilization of a tax-advantaged research and development partnership for our UNICORN™ technology. We discontinued this financing effort in April 2008.

We suspended research and development on UNICORN™ technology and will not resume it unless and until we obtain government or private funding for such purpose. In view of these circumstances, we have concluded that the intellectual property associated with UNICORN™ technology is impaired and in our fiscal year ended May 31, 2008, we have written off the patent costs associated with UNICORN™ technology patent.

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

We were developing TIICM™ technology in conjunction with Sanders Design International (SDI), a New Hampshire company. In April, 2004, we executed a 10-year Teaming Agreement with SDI under which we would be the prime contractor with respect to development of countermeasure technologies for certain anti-aircraft heat seeking shoulder fired missiles. Under additional arrangements with SDI, we share with SDI ownership of the TIICM™ technology patent which was awarded on July 22, 2008. A prior patent on an earlier technology was awarded to SDI in February, 2004, which is the subject of a 2003 license agreement between SDI and Analogic Corporation. The legal significance of the Analogic license agreement as it relates to our Teaming Agreement with SDI and TIICM™ technology patent application was the subject of a lawsuit filed in federal court in Boston, Massachusetts which asserted, among other things, that by entering the 2004 Teaming Agreement FST and SDI infringed Analogic's rights under its 2003 license agreement with SDI.

On January 10, 2008, we reached a settlement in the litigation initiated by Analogic. Under the terms of the settlement, Analogic assigned to us its license rights in the SICM MANPADS Countermeasure technology, which is intended to defend against certain shoulder fired missiles aimed at aircraft, but retained certain related manufacturing rights or, alternatively, certain royalty rights which range from 10% to 5% of gross revenue from the sale of related products depending on the gross margin we may realize. We have issued 100,000 shares of our common stock and paid $100,000 in cash to Sanders Design International (SDI) and SDI's legal fees associated with the lawsuit. Under the second phase of the settlement agreement, upon completion of a live fire test that met certain success criteria contained in the settlement agreement, we would have had to issue SDI another 250,000 shares of our common stock and hire three SDI employees for one year terms in exchange for ownership of all intellectual property associated with the SICM and TIICM™ MANPADS countermeasure technologies. SDI also would receive a royalty of 1% of gross revenue from sales of products based on these technologies. This test was conducted in February, 2008. Results from the test indicated the success criteria were not met and we do not plan to issue additional stock or hire SDI employees. We are continuing to explore partnering opportunities to develop this technology and to seek government sponsorship of the effort.

We have suspended development activities on TIICM™ technology until such partnering or funding opportunities come to fruition. There can be no assurance that we can successfully develop TIICM™ technology to achieve a cost-benefit advantage against more well established and mature competing technologies, or that we will receive any significant revenues or profits from TIICM™.

Sales and Marketing

SOCRATES® Wake Vortex Sensor and AWSM™ Technology

If and when we successfully complete research, development, and testing of our SOCRATES® wake vortex sensor and the AWSM™ technology, our goal is to obtain FAA approval of and support for the use of our SOCRATES® wake vortex sensor in an AWSM™ technology implementation due to the growing demand for cost-effective ways to improve airport safety and capacity and the advantages of our technology over existing alternatives. Our strategies for selling SOCRATES® and AWSM™-based products for use in airports will include:

•      Closely coordinating with the FAA, which would acquire and deploy the AWSM™ system, including SOCRATES® technology, at United States airports,

•      Assisting airports to apply for the allocation of airport improvement grants to acquire AWSM™ systems,

•      Targeting the busiest U.S. airports, followed by airports in other countries, with a campaign that includes informational seminars and direct marketing,

•      Publicizing the advantages of our SOCRATES® wake vortex sensor and AWSM™ system in promoting advanced air safety and airport productivity to members of the U.S. Congress, aircraft manufacturers, commercial airlines, and air travel trade industry groups, and

•      Soliciting FAA matching funding of a demonstration and safety assessment of AWSM™ technologies at SDF, Louisville Airport.

UNICORN™ Airborne Radar Technology

During the past two years, we have become increasingly aware of an emerging requirement to integrate collision avoidance capability into the flight control systems of unmanned aerial vehicles (referred to by the government as "sense-and-avoid" for UAV's). We believe such a technology may in the future be able to penetrate the aviation market when integrated with cooperative surveillance techniques.

The present market for UAVs is almost entirely military and very limited and the potential of an expanded market is unclear. However, the potential uses of UAV's over the next 20-30 years could include:

•      Traditional military surveillance and war fighting
•      Customs/Border patrol surveillance
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

Competition

SOCRATES® Wake Vortex Sensor

The aviation and airport safety business is very competitive. We expect competition for wake vortex detection and warning sensors and systems to intensify as air travel and airport congestion continue to increase worldwide, as public, private and Government awareness of the wake turbulence issue rises, and as public scrutiny of aviation safety heightens. We may face competition from established companies in the aviation systems marketplace, including companies such as Allied Signal/Honeywell, Raytheon Corp., Rockwell Collins, Thales and others, including our former teaming member, Lockheed Martin.

Currently, the only established product on the market for detecting and tracking aircraft wake vortices is Lockheed Martin's Lidar. We believe that characteristics of our SOCRATES® sensor - if and when fully developed and tested - could provide sufficient technological advantages over Lidar to enable significant market penetration.

Those potential advantages include:

     •    Greater reliability in fog or cloudy weather conditions that often impede lidar-based systems;
     •    Superior accuracy, even for small disturbances;
     •    No need for large atmospheric particles to detect disturbances; and
     •    Greater cost-effectiveness and easier implementation.

AWSM™ Technology

Currently, there are no systems available to airports and air traffic controllers that will allow aircraft to reduce separation distances while avoiding the wake turbulence hazard. The FAA is currently sponsoring research and development of a cross-wind based system that could help to increase the departure rate at certain airports with closely-spaced parallel runways in certain weather conditions. If that system becomes available to airports in the future, it would compete directly with AWSM™ technology. However, we feel that a system based on AWSM™ technology, if and when successfully developed and tested, would provide greater benefit to airports and airlines by permitting greater through-put and increasing the overall airport capacity.

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
(3)     Price for Skywatch HP TAS. Prices vary from $17,980 to $28,500 depending on functionality. (TCAS I capability for $28,500)
(4)     Represents range of Honeywell/Bendix-King and Rockwell Collins TCAS I and TCAS II products

General

Our ability to compete successfully in the market for air safety products will depend on our success in:

     •    Completing the research and development, prototyping, testing, and production of our SOCRATES®, AWSM™, UNICORN™-based, and TIICM™
          products;

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

In addition, if and when we successfully complete development of any of our technologies, of which there can be no assurance, actual deployment will present us with major systems integration challenges. Our competitors have far greater resources and experience in developing and integrating major air safety systems that would be important in what we expect would be a government sponsored competition to select a systems integrator. Our size, limited experience and limited resources would place us at a significant disadvantage in any such competition and might require us to seek a partner or become a team member with larger companies, in which event our role and profit opportunity may be limited. We can make no assurance of our ability to find a partner, join a team or otherwise compete successfully to obtain commercial contracts for deployment of any of our technologies even if we successfully complete their development.

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

Government Funding

A substantial amount of our time and expenditures have been spent on the research, development and testing of our SOCRATES® wake vortex sensor. A substantial portion of our funding for research and development contracts of our SOCRATES® wake vortex sensor and AWSM™ technology has and is expected to continue to come from appropriations of the federal government. These appropriations, from which we have been allocated an aggregate of approximately $19.8 million in contract funding to date, were earmarked by Congress for the procuring federal agencies, FAA and NASA, for funding, monitoring and administering the development of SOCRATES® technology and AWSM™ technology to enhance airport and airline safety. We do not expect to receive further earmarks to fund development of our SOCRATES® or AWSM™ technology and no such earmarks or other funds have been included in the federal budget since the U.S. fiscal year that ended September 30, 2005. We anticipate that any further U.S. government funding for development of our SOCRATES® or AWSM™ technology, of which there can be no assurance, will occur at the direction of the FAA as part of its budgetary process.

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

In 2003, the federal government began an initiative to develop the Next Generation Air Traffic System (NGATS). NGATS is intended to be a more flexible and automated system "capable of meeting up to two or three times the current capacity demand by the year 2025". The federal government's Joint Planning and Development Office (JPDO) oversees a coalition of government agencies which are involved in developing NGATS, including the U.S. Departments of Transportation, Defense, Homeland Security and Commerce and the FAA, NASA and White

House Office of Science and Technology Policy. These organizations have developed a "roadmap" that defines the technologies that must be developed and implemented in order to achieve the goals of NGATS. Among those technologies are systems which allow for enhanced safety as well as increased throughput of air traffic at airports through reduction of the applied spacing between aircraft. This reduction will be accomplished, in part, "based on ground-based wake vortex detection and prediction," and according to the "roadmap" is expected to be implemented and tested in the U.S. fiscal years 2008-2011 timeframe.

To our knowledge, the FAA has no plans to apply sufficient resources to the development of a WakeVAS incorporating both prediction and detection in time for implementation and testing in the timeframe called for by the NGATS roadmap. This disparity between the roadmap and FAA budgeting has been noted in Congressional communications to the FAA and is the subject of ongoing discussions between the FAA and Congress, although there can be no assurances as to the pace or outcome of any such discussions.

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

Our Intellectual Property and Technology

SOCRATES® Technology

We intend to rely on a combination of patent protection, trademark protection, trade secret protection, copyright protection, and confidentiality agreements to protect our intellectual property rights. We have received a United States patent relating to our SOCRATES® technology (US Patent No. 6,034,760 issued on March 7, 2000). We have received patents on the SOCRATES® technology in Australia, Canada, China, Democratic Peoples Republic of Korea, Israel, New Zealand, Norway, and Turkey. We have corresponding patent applications, based upon the United States application, for a patent on our SOCRATES® technology pending in Japan and the European Patent Organization. There can be no assurance any patent will be issued from these pending applications. We also may apply to federally register various copyrights for our software and documentation with the United States Copyright Office and abroad.

Our SOCRATES® technology patent includes two fundamental claims: a method claim and an apparatus claim. The method claim covers a laser device that produces an optical beam, directs that beam into the atmosphere and measures the effect of sound waves on the beam as an indicator of hazardous weather conditions that have produced those sound waves in the atmosphere. The apparatus claim covers the apparatus for performing the method claim. Both of these claims cover systems that are mounted either directly on the front of an aircraft or on the ground adjacent to a runway.

We have taken certain steps to preserve our rights in our SOCRATES®-related technologies under our contracts with the federal government. However, as under any government funded research and development contract, the Federal Acquisition Regulations provide that the federal government may have paid-up rights to use our SOCRATES®-related technologies under certain circumstances.

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. We conducted discussions with Lockheed Martin Corporation on this issue and other unresolved issues. These discussions were inconclusive and were suspended. We cannot predict or provide any assurance on the resolution of these issues and whether any outcome will be satisfactory to us.

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

It selectively uses each microwave sector as a way to determine the direction of any received radar echo from another close-by aircraft or the ground below or terrain ahead that poses a potential threat within that coverage. Controlling the integration of these functions permits detection of several almost simultaneous potential threat encounters. The claims cover any UNICORN™-based system whose antenna may be fabricated in an equivalent way and subdivided for low drag-profile mounting above and below the fuselage of an aircraft. The UNICORN™ system is fully independent, in that, unlike most other collision avoidance systems in current use, it does not require that other aircraft in the vicinity have a cooperative warning system such as a radar beacon transponder.

Also, we re-applied for federal protection of our UNICORN™ trademark in the United States in July 2006. We have received a Notice of Allowance from the United States Patent and Trademark Office.

We have received a Patent from the United States Patent and Trademark Office in December 2007 for a collision alerting and avoidance system, which is different in certain important technical respects from the earlier patent on UNICORN™ technology. This patent is for a collision alerting and avoidance system that utilizes an antenna array configured to operate with a "sing-around" transmitter/receiver to detect obstacles in its field of view. The collision alerting and avoidance system is useful for general aviation aircraft, as well as for unmanned aerial vehicles (UAVs) and marine vehicles. We have received a Notice of Allowance from the United

States Patent and Trademark Office. A corresponding Patent Cooperation Treaty application was filed in November 2005. We have corresponding patent applications, based upon the United States application, pending in the Democratic Peoples Republic of Korea, European Patent Organization and Japan. However, there can be no assurance any patents will result from these pending applications. We also may apply to federally register various copyrights for our software and documentation with the United States Copyright Office and abroad.

TIICM™ Technology

We filed a Patent Application with the United States Patent and Trademark Office in September 2005 relating to our TIICM™ (Tactical Integrated Illuminating Countermeasure) technology in conjunction with Sanders Design International (SDI), (a New Hampshire company). TIICM™ is intended to provide a low-cost, highly effective shield to protect airliners against the threat of certain terrorist missiles. Under our arrangement with SDI, we share ownership of the TIICM™ patent, which was awarded on July 22, 2008 (U.S. Patent #7402818). We filed an application to obtain a federal trademark on TIICM™ in July 2005. The application was approved for publication but was subject to an Opposition Proceeding. The Opposition Proceeding has been terminated under agreement with the opposing party.

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

Additionally, as a result of receiving funding from the federal government, our business and operations are subject to numerous government laws and regulations. In the near term, and for so long as we receive funding from the federal government, we will be subject to many procurement and accounting rules and regulations of the federal government. We are also subject to periodic audits by the Defense Contract Audit Agency. To date, we have completed seven audits and reports have been issued to our government sponsor. Those reports have stated that we are performing in full accordance with Federal Acquisitions Regulations.

Employees

As of May 31, 2008, we had three full-time and four part-time employees. Our employees are not members of a union, and we are not aware of any efforts on their part to form or join a union. We believe that our relationship with our employees is good.

Item 2. Description of Property.

Our primary offices, located in Mystic, Connecticut, are leased at a monthly rate of $1,700. We also utilize satellite office space that we lease or use on a month to month basis pursuant to the following arrangements with the following parties: (i) Austin, Texas space provided without charge by our CEO and Director, William B. Cotton, and (ii) storage space in Denver, Colorado at $500 per month. We believe that our facilities are adequate to satisfy our projected requirements and that additional space will be available if needed.

Item 3. Legal Proceedings.

In April, 2008, we reached a settlement with the plaintiffs in the securities law class action litigation pending in the U.S. District Court for the District of Connecticut, In Re Flight Safety Technologies, Inc. Securities Litigation, Civil Action No. 3:04-CV-1175 (CFD). Under the terms of the agreement, all claims against all of the defendants were dismissed without presumption or admission of liability or wrongdoing. A one time settlement payment of $1.2 million was made to the plaintiff class by or on behalf of the defendants. We contributed $135,000 of the $1.2 million settlement.

In January, 2008, we reached a settlement in the litigation pending in the U.S. District Court for the District of Massachusetts entitled Analogic Corporation v. Flight Safety Technologies, Inc., et al, No. 06-11288 (JLT). Under the terms of the settlement, Analogic assigned to us its license rights in the SICM MANPADS Countermeasure technology, which is intended to defend against certain shoulder fired missiles aimed at aircraft, but retained certain related manufacturing rights or, alternatively, certain royalty rights which range from 10% to 5% of gross revenue from the sale of related products depending on the gross margin realized by us. We have issued 100,000 shares of common stock and paid $100,000 in cash to Sanders Design International (SDI) and SDI's legal fees associated with the lawsuit. Under the second phase of the settlement agreement, upon completion of a live fire test that met certain success criteria contained in the settlement agreement, we would have to issue SDI another 250,000 shares of common stock and hire three SDI employees for one year terms in exchange for ownership of all intellectual property associated with the SICM and TIICM™ MANPADS countermeasure technologies. SDI also would receive a royalty of 1% of gross revenue from sales of products based on these technologies. Results from the test indicate the success criteria was not met and we do not plan to issue stock or hire SDI employees. There can be no assurance whether or when any funding would be available for such further development, or that we eventually will realize revenue from any such products.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

On January 30, 2004, our common stock became eligible to trade on the American Stock Exchange, or AMEX, under the symbol FLT. As of May 31, 2008, we had 8,395,210 shares of common stock outstanding, of which 7,659,138 shares trade on the AMEX. The following chart shows the high and low sales price of our common stock for each of our fiscal quarters as quoted on the AMEX:

Fiscal Quarter 8/31/06 11/30/06 2/28/07 5/31/07 8/31/07 11/30/07 2/28/08 5/31/08	High $2.74 $2.60 $1.86 $2.40 $2.57 $2.33 $2.15 $2.05	Low $2.20 $1.16 $1.08 $1.60 $1.68 $1.70 $1.78 $1.74

As of May 31, 2008, we had 79 record holders of our common stock, as reflected on the books of our transfer agent. A significant number of shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Equity Compensation Plans

We adopted the 2005 Stock Incentive Plan in October 2005. Under the terms of the 2005 Plan, all of our employees, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Under the 2005 Plan, a total of 1,500,000 shares of our common stock are available for issuance, of which 887,000 shares remain available for future awards as of May 31, 2008. In addition, the shareholder vote that approved the 2005 Plan also approved previous awards totaling 570,000 shares of our common stock of which 430,000 are outstanding as of May 31, 2008.

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

Our Board also approved the issuance of up to a total of 114,000 shares of our common stock, which were held in treasury, to our two lobbyists, who include Jackson Kemper, one of our former directors. Of these, 80,000 were issued as of May 31, 2008. No additional shares will be issued under this arrangement. These shares are not registered for public trading and are subject to the restrictions under Rule 144 promulgated by the U.S. Securities and Exchange Commission.

The table below provides information relating to our equity compensation plans as of May 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	1,032,584	$3.50	887,000
Equity compensation plans not approved by security shareholders (a)	10,416	6.00	(a)

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

Options issued to: Directors Total issued	Number of options 10,416 10,416	Exercise price $6.00	Vesting dates 2003-2005	Expiration dates 2006-2008

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-KSB for the fiscal year ended May 31, 2008 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, whether the government will implement wake vortex advisory system at all or with the AWSM design and the inclusion of a SOCRATES® wake vortex sensor, the impact of competitive products and pricing, limited visibility into future product demand, generally slower economic growth, difficulties inherent in the development of complex technology, new products sufficiency, availability of capital to fund operations, research and development, fluctuations in operating results, and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-KSB. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our operations to date have been funded substantially by U.S. Congressional appropriations that resulted in four successive sole source contracts with agencies of the federal government for research, development, and testing of our SOCRATES® wake vortex sensor and related work pertaining to our version of a wake vortex advisory system (WakeVas) that National Aeronautics and Space Administration (NASA) had been developing. We estimate the appropriations to the Federal Aviation Administration (FAA) totaled approximately $9.6 million in U.S. fiscal years ended September 30, 1997 through September 30, 2000 for research and development of our SOCRATES® wake vortex sensor; and appropriations to NASA for research and development of our SOCRATES® wake vortex sensor totaled approximately $18.5 million in U.S. fiscal years ended September 30, 2001 through September 30, 2005. To date the total government appropriations for SOCRATES® and WakeVAS were approximately $28.1 million. From these amounts, we received four contracts aggregating approximately $19.8 million in funding and as of May 31, 2008, we recognized an aggregate of approximately $19.8 million of contract revenue. The balance of the government appropriations from 1997 to 2005 of approximately $8.3 million has funded the FAA and NASA program management and technical participation in the development of our SOCRATES® wake vortex sensor and AWSM™ technology. We completed our last government contract for research and development of AWSM™ and SOCRATES® technology in December 2006 and our current SOCRATES® government contract backlog as of May 31, 2008 is $0 and there are no indications additional funding will be available in the future.

Following two successive field tests of our SOCRATES® wake vortex sensor, the first in 2003 and the second in 2005, we were instructed by Volpe to shift our emphasis from development of the SOCRATES® sensor to development of the AWSM™ system. Analysis of the test results has indicated that substantial further research and development, including implementation of significant modifications to the SOCRATES® system architecture, would be required to improve the sensor to the point where it may be useful in an operational setting. Development of the AWSM™ system, which requires a wake vortex sensor subsystem, will proceed with Lidar filling that requirement. If and when further development of the SOCRATES® sensor is successfully completed, the AWSM™ system may or may not incorporate that sensor, complementary to Lidar. We have suspended further development of SOCRATES® unless and until the FAA commits to the development of AWSM™ and further government funds for the development of the SOCRATES® sensor become available. At this time, there is no indication that the government intends to provide further funding for the development and testing of the SOCRATES® wake vortex sensor. The FAA has also not yet committed to the development of AWSM™ technology. Consequently, we have concluded that the intellectual property associated with SOCRATES® technology has been impaired and effective in our fiscal year ended May 31, 2008, we are writing off approximately $145,000 of costs incurred in connection with SOCRATES® technology patents and $108,000 of related inventory.

We also have been pursuing development of an airborne collision alerting and ground proximity warning system for aircraft that we refer to as UNICORN™. We believe that UNICORN™ may have application to manned and unmanned air vehicles operated for a variety of private and governmental purposes. As of May 31, 2008, our direct cumulative research and development expenses for UNICORN™ total approximately $1,458,000. During August 2005 we tested a UNICORN™ prototype antenna in a proof-of-principle test. The data collected from this test has been analyzed and the results were favorable. Since that time, our research, testing and development activities on UNICORN™ technology were limited, while we evaluated the market for this technology and pursued financing for it. Since November 2006, we engaged two placement agents to assist us in pursuing a tax advantaged joint venture financing to complete the research and development of our UNICORN™ technology for general aviation aircraft and unmanned aerial vehicles (UAV's). In April, 2008, we discontinued efforts to complete a financing to fund our UNICORN™ technology research and development. As of May 31, 2008, we incurred cumulative expenses for legal fees, placement agent fees, market assessment and business planning expenses of approximately $440,000 in support of this effort.

On April 2, 2007, we received an Air Force contract to begin the research and development of UNICORN™ for UAV's. This contract was for approximately $99,000 and was completed in February 2008. We applied for a Phase II extension of this Air Force contract, but our proposal was rejected. Subsequently, we competed for a Phase I contract under an Air Force solicitation titled "Sense and Avoid Radar Development." On June 16, 2008, we learned that our proposal was not chosen for one of three contracts awarded under that solicitation.

Based on feedback from the Air Force and from our industry partners, we have concluded that significant technical hurdles remain in the development of the UNICORN™ radar for both UAV and general aviation collision avoidance. While we intend to continue to pursue private and federal government funding to develop UNICORN™ UAV applications, we have suspended all UNICORN™ related research and development unless and until we obtain further government or private funding to address those technical issues. Consequently, we have concluded that the intellectual property associated with UNICORN™ technology has been impaired and effective in our fiscal year ended May 31, 2008, we are writing off approximately $105,000 of the costs incurred for UNICORN™ technology patents.

During our fiscal year 2005, we also began the exploratory development of a third major technology initiative called TIICM™ (Tactical Integrated Illuminating Countermeasure) in conjunction with Sanders Design International (SDI), a New Hampshire company. TIICM™ technology is intended to provide a low cost yet highly effective shield of protection for airliners against the threat of certain terrorist-launched missiles. In April 2004, we executed a ten year Teaming Agreement with SDI under which we would be the prime contractor on development of countermeasure technologies to protect aircraft from shoulder-fired missiles. As of May 31, 2008 our cumulative direct independent research and development expense for TIICM™ technology is approximately $720,000. We have entered into additional arrangements with SDI pursuant to which we have applied for a new patent on TIICM™ technology with SDI and would have joint ownership of any resulting patent. In the Department of Homeland Security budget for U.S. fiscal year ended September 30, 2006, Congress added $10 million for the investigation of emerging technology for the protection of civil aircraft against terrorist missile threats. SDI received $1 million in funding from an extension to their Phase II Small Business Innovative Research (SBIR) contract with the U.S. Air Force for further TIICM™ technology research and development. This funding came half from the U.S. Air Force and half from the Department of Homeland Security. A series of tests conducted on TIICM™ under the supervision of the U.S. Air Force were concluded in February, 2008 and these tests did not meet the criteria for success that we established with SDI. We have suspended development activities on TIICM™ technology pending further review of our options, including, but not limited to, further analysis of test data, potential changes to implementation of TIICM™ technology and availability of funding for further research and development. There can be no assurance that any new patents on TIICM™ technology will be issued, or that we will derive any revenue or profit from TIICM™ technology, nor any expectation that we will receive any government or commercial funding for TIICM™ technology.

We have experienced significant losses since inception. The loss for the fiscal year ended May 31, 2008 was approximately $3,286,000. The loss for the fiscal year ended May 31, 2007 was approximately $2,788,000. The loss for the fiscal year ended May 31, 2006, was approximately $2,258,000. The loss for our fiscal year ended May 31, 2008 included (1) unallowable expenses under our contracts, (2) contract cost overruns, (3) unrecoverable and unabsorbed operating expenses, and (4) corporate research and development expenses. The unrecoverable expense category represents general and administrative expenses, primarily legal expenses and independent research and development expense which we believe are necessary but may be considered unreasonable by the Defense Contract Audit Agency for a company our size.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experiences and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed these estimates and assumptions with our finance and audit committee. Subjective judgments may have a material impact on our financial statements, including the valuation of inventory and intangible assets.

Federal Acquisitions Regulations require that, among other things, our reimbursable costs are reasonable. We have analyzed our actual overhead rate and general administrative rate for the fiscal year ended May 31, 2008. We believe all component costs have been ordinary and necessary but that government auditors may consider some of our selling, general and administrative expenses for the fiscal year ended May 31, 2008 unreasonable for a company our size. The government has audited and accepted our rates through our fiscal year ended May 31, 2006. For rate setting purposes, we have excluded $1,710,000 for potential unrecoverable selling, general and administrative, research and development, and certain other expenses, i.e., unabsorbed operating expenses, for the fiscal year ended May 31, 2008. Since there is a degree of subjectivity in the judgment of what levels of cost are reasonable, we can make no assurance that the government will not require further adjustments.

Results of Operations

Revenues. Through December 31, 2006, the majority of our revenues consisted of revenues earned from our four successive SOCRATES® wake vortex sensor research and development contracts with the federal government. However, during the fiscal year ended May 31, 2008, our primary revenue was $238,000 from hydrodynamic software development provided to companies in the maritime industry which compares to $369,000 of such revenue for the same period ended May 31, 2007. The current backlog for these services is approximately $114,000. In addition, for the fiscal year ended May 31, 2008, we had $99,000 in revenue from our Air Force SBIR Contract for development planning for our UNICORN™ technology compared to $0 for the fiscal year ended May 31, 2007. Our SOCRATES® and AWSM™ technology government contract revenue for the fiscal year ended May 31, 2008 was $0 compared to $1,178,000 for the fiscal year ended May 31, 2007. The decrease in revenue for the fiscal year ended May 31, 2008 compared to the same period in the prior year was due to the completion of our contract task orders in December 2006.

Costs of Revenues. Subcontractor, consultant and direct labor costs comprise our costs of revenues. Costs of revenue for the fiscal year ended May 31, 2008 was $145,000, compared to $1,338,000 for the fiscal year ended May 31, 2007. The decrease in cost of revenues is primarily due to the decrease in costs of revenue that were associated with development of the SOCRATES® 16 beam system during the fiscal year ended May 31, 2007 which was completed in December 2006.

When our SOCRATES® and AWSM™ government contract is funded, charges to direct costs do not generally negatively impact our operating results because each contract covers its own direct costs. However, during periods when our government contract is not funded or if the actual direct cost of a specific task order exceeds its budgeted funding and the government is not willing to reallocate direct costs between task orders, any such costs we may incur are cost overruns which are not reimbursable and must be funded from our own resources.

Research and Development. Our research and development expense for the fiscal year ended May 31, 2008 was $285,000 compared to $130,000 for the fiscal year ended May 31, 2007. The increase in research and development expenses of $155,000 for the fiscal year ended May 31, 2008 was primarily due to the research and development expense for project UNICORN™ and AWSM™ technologies. During the fiscal year ended May 31, 2008, the research and development expense for UNICORN™ technology was $140,000, for AWSM™ technology was $125,000, and for TIICM™ technology was $20,000.

Selling, General and Administrative Expenses. As a federal government contractor we are required to categorize selling, general and administrative expenses as allowable or unallowable. Unallowable expenses are defined in the Federal Acquisition Regulations (FAR) and include lobbying expense, stock based compensation, certain investor relations expenses, legal and professional expenses for defense of lawsuits and intellectual property issues, company car expense, advertising, and travel expense over the government per-diem rates. Unallowable expenses are not reimbursable by the federal government. Allowable expenses generally are eligible for reimbursement if and when we have contract funding from the federal government, but during unfunded periods, allowable expenses cannot be absorbed within a government contract and must be paid from our own resources, as was substantially the case during our fiscal years ending May 31, 2008 and 2007. Allowable and unallowable selling general and administrative expenses for the fiscal year ending May 31, 2008 and May 31, 2007 are detailed as follows:

Unallowable

Selling, general & administrative expenses
 Share-based compensation
Legal and professional
Lobbying
UNICORN private placement effort
Class action suit settlement
Analogic Lawsuit Settlement
Inventory charge-off
All other
Total

Allowable
Selling, general & administrative expenses
    General and administrative salaries and wages
    Business development salaries and wages
    Business development travel
    Employee benefits
    Legal and professional
    Insurance
    Investor Relations
    Director's Fees
    All other
    Total

Total selling, general and
    administrative expenses

May 31, 2008 $ 263,000 276,000 40,000 57,000 135,000 285,000 108,000 44,000 $1,208,000 $ 384,000 252,000 60,000 408,000 228,000 130,000 72,000 34,000 174,000 $ 1,742,000 $ 2,950,000	May 31, 2007 $ 90,000 256,000 175,000 383,000 -- -- -- 152,000 $ 1,056,000 $ 490,000 232,000 178,000 483,000 163,000 128,000 89,000 119,000 105,000 $ 1,987,000 $ 3,043,000

Below is an analysis of allowable selling, general & administrative expense accounts which have a significant difference for the fiscal year ending May 31, 2008 compared to the same period in 2007.

Allowable General and Administrative Salaries and Wages: the decrease of $106,000 for the fiscal year ending May 31, 2008 reflects the Company's ongoing effort to reduce staff hours.

Allowable Business Development Salaries and Wages: The small increase of $20,000 for the fiscal year ended May 31, 2008 compared to May 31, 2007 represents an effort over the past two fiscal years to secure funding for our technology development.

Allowable Business Development Travel: The decrease for business development travel of approximately $118,000 for the fiscal year ended May 31, 2008 compared to May 31, 2007 was due to our efforts to reduce expenses in this category by spending significantly more time on conference calls and less time on travel and less outside expense for consultants.

Allowable Employee Benefits: Total payroll, which includes salaries and wages and direct labor, for the fiscal year ended May 31, 2008 decreased by approximately 20%, compared to the fiscal year ended May 31, 2007. The decrease in total payroll proportionately decreased payroll tax, health insurance and 401K plan expenses.

Allowable Legal and Professional: Allowable legal and professional fees increased by $65,000 for the fiscal year ended May 31, 2008 compared to the fiscal year ended May 31, 2007 and include fees for legal and accounting services for the implementation of SOX 404 initial assessment.

Allowable Director Fees: For the fiscal year ended May 31, 2008 director fees were limited to fees for our outside lead director only. For the fiscal year ended May 31, 2007 there were four outside directors who received director's fees.

The operating losses for the fiscal year ended May 31, 2008 and May 31, 2007 are primarily due to five unreimbursable non-contract costs: 1) Unallowable expenses, 2) contract cost overruns, 3) unrecoverable and unabsorbed operating expenses, 4) corporate research and development primarily for our AWSM™ technology, and 5) charge off of impaired intangible assets. These non-contract costs are not reimbursable under our U.S. government contracts and must be paid from other sources, primarily proceeds from the public and private sales of our equity securities. Non-contract costs have been the primary use of this source of liquidity and have had a significant impact on our operating loss to date. Our non-contract costs are detailed below:

		May 31, 2008	May 31, 2007
1. 2. 3. 4. 5.	Unallowable, selling, general and administrative expenses Contract cost overruns Unabsorbed operating expenses Corporate research and development Charge off of impaired intangible assets Total	$ 1,208,000 -- 1,763,000 135,000 250,000 $ 3,356,000	$ 1,056,000 466,000 1,509,000 19,000 -- $ 3,050,000

Below is a discussion and analysis of the non-contract cost categories listed above.

(1) Unallowable, Selling, General and Administrative Expenses. Included in this expense category for the fiscal year ended May 31, 2008 are charges of $285,000 for the settlement of our Analogic/SDI lawsuit, $135,000 for the settlement of the class action suit and related legal fees of $148,000. Excluding these settlement expenses, the primary reasons for the decrease in unallowable expenses which would have been $640,000 for fiscal year ended May 31, 2008 compared to $1,056,000 in 2007, were that the legal fees for our defense of the Analogic lawsuit for the fiscal year ending in 2008 exceeded the retention level of our Director & Officer insurance policy, which was not the case in 2007, and 2007 unallowable legal fees includes a reclassification of previously recorded allowable legal fees in support of our UNICORN™ technology private placement and our lobbying expenses were eliminated at the end of November 2007.

(2) Contract Cost Overruns. Contract cost overruns for the fiscal year ended May 31, 2007 represented direct labor, overhead, subcontractor and consulting expense, that we incurred in excess of the contract funding to complete tasks for program management, concept of operations and technical remediation as part of Task Order No T0001 and T0002 of our government contract for development of SOCRATES® and AWSM™ technology. We had no such contract revenue or cost overruns in our fiscal year ended May 31, 2008.

(3) Unabsorbed Operating Expenses. Unabsorbed operating expenses are primarily allowable selling, general and administrative expenses plus other recoverable operating expenses, such as depreciation, state income taxes and UNICORN™ technology research and development less the absorbed expense which we bill to the government pursuant to the terms of our government contracts. Government contract revenue was significantly lower for the fiscal year ending May 31, 2008 compared to the same period in 2007 due to the lack of government contract funding for development of our SOCRATES® and AWSM™ technologies. The table below details unabsorbed operating expenses for the fiscal year ended May 31, 2008 compared to 2007.

	May 31, 2008	May 31, 2007
Allowable selling, general and administrative expenses Other recoverable operating expenses Absorption/billings to customers Unabsorbed operating expenses	$ 1,742,000 $ 88,000 $ (67,000) $ 1,763,000	$ 1,987,000 $ 382,000 $ (860,000) $1,509,000

(4) Corporate Research and Development. The increase of $116,000 for the fiscal year ended May 31, 2008 compared to 2007 was due primarily to the decision to increase funding for the research and development of our AWSM™ technology.

(5) Charged Off Impaired Intangible Assets. For the fiscal year ended May 31, 2008 the Company determined that the UNICORN and SOCRATES technologies were impaired, and consequently, the Company has charged off all of the UNICORN and SOCRATES patent cost of $105,000 and $145,000 respectively.

Liquidity and Capital Resources

Due to our limited financial resources, the report of our independent registered public accountant and the notes to our financial statements for our fiscal year ended May 31, 2008 indicate that there is substantial doubt about our ability to continue as a going concern.

Our liquidity to date has primarily been provided by revenue from our government contracts and proceeds from the sale of our equity securities. We are actively exploring and discussing a possible capital infusion with potential sources, although there can be no assurance we will complete any such financing or the impact any such financing would have on us or the price of our securities.

In order to conserve our resources, we have substantially suspended research and development on our technologies while we seek to obtain additional government, private or equity funding, of which we can make no assurance. In conjunction with these financing efforts, we also are evaluating various strategic initiatives, including the acquisition of technologies.

As of May 31, 2008 and May 31, 2007, our cash and investments were approximately $1,003,000 and $3,390,000, respectively. The decrease in cash on hand and investments of approximately $2,387,000 was primarily attributable to the net loss of approximately $3,286,000 and patent costs of approximately $67,000, offset by the change of assets and liabilities of approximately $57,000, depreciation and amortization expense, including a $250,000 impairment charge-off related to the UNICORN and SOCRATES patents, of approximately $323,000, share based compensation and common shares issued in connection with settlement of lawsuit of $448,000, and write-off of inventory of $108,000.

As of May 31, 2008, our accounts receivable were $64,000 compared to $106,000 as of May 31, 2007. The balance as of May 31, 2008 reflects the decrease in revenue for the fiscal year ended May 31, 2008 compared to the three months ended May 31, 2007.

We had total current liabilities, including accounts payable, of $477,000 as of May 31, 2008 compared to $593,000 as of May 31, 2007. Accounts payable as of May 31, 2008 were $187,000, compared to accounts payable as of May 31, 2007 of $323,000. The decrease of $136,000 in accounts payable as of May 31, 2008 compared to May 31, 2007 is due primarily to decreased legal fees and reversal of certain payables.

For the three month period from June 1, 2008 to August 31, 2008, we have estimated and expect to incur approximately $375,000 in operating expenses and technology development cost primarily for our AWSM™ and TIICM technologies, patent costs of $8,000, payment of $125,000 to purchase the assets of Atmospheric Glow Technologies, Inc. and approximately $39,000 for previous deferred payroll and vacation for recently retired employees. During this period, we have estimated and expect to receive approximately $78,000 from our contract billing for hydrodynamic software development, and approximately $6,000 of interest income. Assuming we achieve these estimates, as to which we can make no guaranty or assurance; we estimate our available cash and investments would be approximately $540,000 as of August 31, 2008. Increases in costs, continued lack of government funding, which currently is $0, and many other factors could reduce our cash and investments faster than we expect.

In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date for additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® or AWSM™ technology, and no such funding is available as of this date. In June, 2008, we submitted an unsolicited proposal to the FAA for $3 million of funding from the FAA budget for federal government fiscal year ending September 30, 2008 which included a budget of $15.8 million for wake turbulence research, engineering and development, but there can be no assurance as to whether or when we will obtain such funding. Even if we obtained such funding, the FAA as a condition of its funding may require us to obtain additional financial resources and complete contract arrangements with third parties and we can make no assurance we would be able to meet such conditions on terms that would be beneficial to us.

On August 7, 2008, we executed a letter of intent with the University of Tennessee Research Foundation (UTRF) for the licensing of patent rights related to atmospheric glow plasma technology. The agreement provides for exclusive worldwide rights to commercialize the technology in all but a few fields of use. We believe this technology can be applied to produce products used for, among other things, the sterilization or cleaning of a wide variety of objects and substances, such as medical instruments and air. Commercialization of this technology will require final product development and for certain applications may require regulatory approvals.

The letter of intent provides for an initial license fee payable in our common stock with a value based on the average of the stock's closing price for the 20 days previous to the execution of the license agreement and minimum annual royalty payments starting in year two. Additionally, in a related transaction, we purchased the assets of the previous licensee of this technology, Atmospheric Glow Technologies, Inc. (AGT). These assets include essential instrument prototypes, engineering drawings, test equipment and a variety of facility related assets. The payment for the assets was $125,000 cash and $200,000 payable in our common stock with a value based on the average of the stock's closing price between August 7, 2008 and the closing date. The closing of the licensing transaction is subject to the completion and execution of a formal license agreement with UTRF, which is expected to be signed in early September, 2008.

In connection with the licensing transaction, we also intend to lease space in Knoxville, Tennessee for development of products under the license and hire several key employees of the prior licensee. To develop products under the licensed technology and bring products to market, we estimate we will require approximately $2.5 million of new working capital. We plan to obtain this working capital with proceeds from a private placement of our securities. However, if we cannot conclude such a placement or obtain bridge funding by on or about October 1, 2008, we will need to expend our existing resources to meet overhead costs, sustain the product development effort and meet related costs and expenses associated with commercialization of this new technology, and without additional financing, these expenditures would rapidly exhaust our remaining sources of liquidity within a couple of months. There can be no guaranty or assurance as to whether or when we will complete the private placement, succeed in bringing any products to market, the revenue or profits generated by such products, or the overall financial impact of this initiative on us and the value of our common stock.

Lack of and further delays in obtaining additional government contract or private funding to continue research and development of our existing technologies or commercialization of the plasma technology we expect to license will require us to internally fund our operations by drawing upon our cash and investments. However, our own resources are limited and are not sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. Our inability to obtain further government or private funding for research, development and testing of our technologies has had and, if prolonged, will continue to have a material adverse affect upon our financial condition and our ability to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

From time to time, we may consider and execute strategic investments, acquisitions, or other transactions that we believe could benefit us and could require the use of some or all of our liquidity. To facilitate such transactions and enhance our liquidity position for these and other purposes, such as working capital for research and development, we also may conduct from time to time various types of equity offerings, including, but not limited to, public or private offerings of common or preferred stock based on a negotiated fixed share value, or floating market price of our publicly traded shares. If we encounter delays in, or are unable to procure contract funding from the U.S. government for further research, development and testing of our technologies, incur costs over our budget, or make strategic investments, our cash resources will be reduced more rapidly than we presently anticipate. In such event, we may need to obtain additional capital to maintain operations. There can be no guarantee or assurance of our future ability to obtain capital for any of the foregoing purposes and, if obtained, the terms and conditions of such capital may dilute our present shareholders' ownership.

Known Trends, Risks and Uncertainties

Our business and future success are subject to many risks. The following describes some of the general and specific trends, risks, and uncertainties to which our business is subject and should be read with care.

Risks Related to Our Business

We need additional contract funding or need to raise additional capital.

Our present financial resources are limited and are not sufficient to complete research and development of or commercialize any of our technologies or continue operations without obtaining additional capital. Our independent registered public accounting firm's report on our financial statements indicates that there is substantial doubt as to our ability to continue as a going concern.

We need to raise equity in the amount of approximately $4 million to meet certain requirements of the American Stock Exchange and avoid delisting of our securities from that exchange, and there can be no assurance we can avoid such delisting. We also require approximately $2.5 million to fund commercialization of the plasma technology that we expect to license on or about September 1, 2008. We face many uncertainties with respect to research and development and the timing of commercialization of our technologies, the availability and level of government and private funding, the FAA and other regulatory approvals required for our products, and the long sales cycle from initial customer contact to actual, if any, revenue generation. Depending on the outcome of these uncertainties, we might not be able to generate sufficient, if any, revenue or investment capital to fund our research and development and operations over the period of years we believe are required to commercialize our products. In each of our prior fiscal years, we have incurred substantial operating losses which we have funded, in part, with equity capital that we raised from new investors.

We do not have any credit facilities in place and we may not be able to obtain sufficient, if any, additional capital or raise such capital on acceptable terms. We are actively exploring and discussing a possible capital infusion with potential sources in connection with the licensing of a certain plasma technology we acquired in August, 2008, although there can be no assurance we will succeed in obtaining such capital. Obtaining additional debt or equity capital may require our entry into joint ventures or issuance of additional securities, which may cause dilution to our current capital structure and stockholders' ownership. Additional securities also could have a greater priority as to dividends, distributions and other rights than our common stock.

In order to further the development of our technologies, we will continue to incur significant expenses for research and development and testing of our technologies and may continue to experience such losses prior to commercialization and thereafter. In addition, future costs, including, without limitation, marketing, sales and installation and research and development costs of later generation based products also could require us to seek additional capital. We have been unable to generate sufficient working capital from revenue from government funding or private contracts for these purposes, and need to obtain additional capital for these purposes and to meet Amex requirements.

For the life of our public warrants, and the underwriter's warrants issued pursuant to our February 2004 public offering, and our existing stock options, the holders thereof are given the opportunity to profit from a rise in the market for our common stock, with a resulting dilution in the interest of all other stockholders. So long as these warrants or options are outstanding, the terms on which we could obtain additional capital may be adversely affected. The holders of these warrants or options might be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by these warrants or options.

Our limited operating history and lack of commercial operations make it difficult to evaluate our prospects.

Since we began operations in 1997, we have generated limited revenues primarily from four SOCRATES® and AWSM™ technology research and development contracts with agencies of the federal government that fund, administer, and oversee these contracts. The federal government has funded these contracts from earmarked U.S. Congressional appropriations to agencies that have awarded these contracts to us on a sole source basis without competitive bidding. Under these contracts, we are reimbursed for certain allowable research and development costs and are paid a fee calculated as a percentage of costs.

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

We have not as yet received any revenue from the commercial sale of any products. We do not anticipate receiving any such revenue unless and until our technology based products become operational. In August, 2008, we licensed an unrelated plasma technology which we believe is near to commercialization but it is too early to assess the prospects for whether and when we can realize revenue or profit from this technology and we can make no assurance in this regard. Our estimates of the market size for the products we are developing are based on many assumptions and uncertainties. The actual markets and price we can charge for our products, if and when we successfully complete their development, could be substantially less and our costs could be greater than our estimates. It therefore is difficult to assess our prospects for commercial sales, revenues and profitability.

We have incurred and, for the next several years, can be expected to incur operating losses.

To date, we have incurred significant net losses, including net losses of approximately $3,286,000 for the fiscal year ended May 31, 2008, net loss of approximately $2,788,000 for the fiscal year ended May 31, 2007; $2,258,000 for the fiscal year ended May 31, 2006 and $1,412,000 for the fiscal year ended May 31, 2005. We had an accumulated deficit of approximately $12,628,000 as of May 31, 2008. Substantially all our revenues have been devoted to payment of costs incurred in the research, development, and testing of our SOCRATES®, AWSM™, UNICORN™ or TIICM™ technology. We anticipate we may continue to incur operating losses for at least the next several years. We may never generate material revenues or achieve or maintain profitability.

Lack of future funding from the federal government to complete research and development of our AWSM™ technology and SOCRATES® wake vortex sensor could adversely affect our business.

The current federal budget for its fiscal year ending September 30, 2008 contains approximately $15.813 million of FAA funding for wake turbulence research, engineering and development. We have made an unsolicited proposal to the FAA for a $3 million contract to continue development of AWSM™ technology, but the prospects for receiving this contract are uncertain and there can be no assurance we will receive it. We continue to explore and incur significant business development expenses to obtain government funding for research and development of our technologies, as well as other sources, but can make no assurance as to whether, when or in what amount we will be able to obtain any such funding. While we believe the federal government will continue to have a long-term interest in the development of a wake vortex advisory system and AWSM™ technology for inclusion in such a system, the U.S. government may terminate any government contract, when and if we obtain such contract, at any time if it determines such termination is in the best interests of the government or may terminate, reduce or modify it because of budgetary constraints or any change in the government's requirements. Furthermore, the federal government has in the past delayed or reduced and may in the future delay, reduce, or eliminate funding for research and development of our AWSM™ technology or the wake vortex advisory system as a result of, among other things, lack of progress or set-backs in technology development, a reduction in support or opposition from supervising agencies or the U.S. Congress, changes in budgetary priorities, fiscal constraints caused by federal budget deficits, or decisions to fund competing systems or components of systems. Any such event reduces our resources available for research and development of our proprietary technologies, new products or enhancements to SOCRATES®, AWSM™, UNICORN™ or TIICM™ technologies and to market our products. Delay, termination or reduction of contract funding from the federal government prevents or delays achievement of or increases in profitability, if any, have caused a substantial strain on our liquidity, resources and product development, and a material adverse effect on the progress of our research and development and our financial condition.

Our success depends on our successful product development and testing.

Our future success will depend upon our ability to successfully complete the development, testing, and commercialization of our technologies and our ability to develop and introduce new products and services to meet industry, government, and client requirements. We are planning to eventually develop a number of products, based on our technologies. The process of developing such products contains significant technological and engineering hurdles and is extremely complex and expensive. In 2001, Volpe and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES® technology would result in a sensor that could be used for any operational procedure and associated federally funded research centers prepared reports which concluded it was unlikely SOCRATES® technology would result in a sensor that could be used for any operational procedure and even for research because of technical unknowns relating to an understanding of wake vortices and the need to obtain acceptance of WakeVAS by controllers and pilots. There still are technical, engineering and program integration hurdles we must meet to develop SOCRATES® technology into an operational sensor, including, but not limited to, expanding the sensor to at least sixteen and as many as thirty-two laser beams, integrating the sensor into and with the other components of an AWSM™ system to make it suitable and effective for a WakeVAS, and developing operating protocols for AWSM™ technology that define how it would be used by air traffic controllers and pilots. In a long term mission needs statement approved by the FAA in 2003, it assigned an overall moderate to high risk rating to implementation of a WakeVAS due to technical unknowns and risks associated with getting controllers and pilots to accept a ground or flight deck based system. In the case of UNICORN™ technology, we must successfully overcome development, engineering and testing hurdles to produce an operational product and obtain FAA approval of this product. Furthermore, we will need to extend the term of the experimental license the FCC has granted us and, ultimately, obtain a permanent license from the FCC for the operation of UNICORN™. We might not successfully complete the development of our SOCRATES®, AWSM™, UNICORN™, TIICM™ or other technologies into operational products and our products may not be commercially viable. Our failure to complete development of any such products and achieve market acceptance would have a material adverse effect on our business, financial condition, and results of operations.

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

To introduce any products based on our technologies for commercial sale, we must successfully complete research, development, and testing and obtain necessary governmental approvals for their sale, installation or use. Any factor that delays or adversely affects this approval process, including delays in development or inability to obtain necessary government approvals, could have a material adverse effect on our business, financial condition, and results of operations, and we can make no assurance when or if all such approvals will be obtained.

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

We can make no assurance as to whether or when these issues will be completely resolved with Lockheed Martin in a satisfactory manner. It is too early for us to assess how this situation will impact us and whether discussions between us and Lockheed Martin will resume, continue or resolve the issue. Termination of work by Lockheed Martin could have a material adverse effect upon our ability to obtain further government funding for and carryout research, development of our SOCRATES® or AWSM™ technology, as well as on our operations, finances and prospects for successful completion and commercialization of SOCRATES® or AWSM™ technology.

Loss of key personnel could adversely affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, William B. Cotton, Chief Executive Officer and Director, and Dr. Neal Fine, Chief Technology Officer, Secretary and Director. The sustained unavailability of any one or more of those individuals for any reason could have a material adverse impact on our operations and prospects.

We anticipate hiring additional executive officers in the future, including Kenneth Wood, a former Director of ours, and Richard Rosenfeld in connection with the anticipated licensing of plasma technology. In view of our present financial condition and limited liquidity, we may not be able to complete the hiring of these additional officers in a timely manner or at all. We also depend on the ability of our executive officers and other members of senior management to continue to work effectively as a team.

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

At present, we cannot fix a price for the sale of our products. Because we have not completed the research, development and readiness for sale of any product or received final approvals for them from the federal government, we have not commenced production or marketing efforts. We therefore are not yet in a position to gauge the reaction of potential customers to the pricing of these products or future products and whether such potential customers will be able to afford and finance our products or the impact of pricing on our ability to realize revenues and profits.

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

At present and for the near future, we will depend upon a relatively small number of employees and subcontractors to complete the research and development of our technology based products. The marketing and sales of these products will require us to find additional capable employees or subcontractors who can understand, explain, market, and sell our technology and products to airports, airlines, and airplane manufacturers. We also will need to assemble new personnel and/or contractors for production and installation of our products. Upon successful completion of research and development, these demands will require us to rapidly increase the number of our employees, vendors, and subcontractors. There is intense competition for capable personnel in all of these areas, and we may not be successful in attracting, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions.

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

We recently licensed a plasma technology and we may attempt to acquire other businesses or technologies that we believe are a strategic fit with our business. We currently have no commitments for any acquisition other than the plasma technology. Any future acquisition may result in unforeseen operating difficulties and expenditures, and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we may not be able to accurately predict these difficulties and expenditures, these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities, amortization of expenses related to other intangible assets and the incurrence of large, immediate write-offs.

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

On October 12, 2007, we received notice from the American Stock Exchange (AMEX) indicating that we are below certain of the Amex's continued listing standards as set forth in Section 1003 of the Amex Company Guide in that our shareholders' equity of $3.626 million as of May 31, 2007 and $2.803 million as of August 31, 2007 were below the Amex requirement of $4 million, and we have incurred losses from continuing operations in our last four consecutive fiscal years. The Amex afforded us the opportunity to submit a plan of compliance that is intended to demonstrate our ability to regain compliance with these requirements by April 12, 2009. We submitted our plan of compliance to Amex on November 12, 2007, and received notice of plan acceptance on February 1, 2008. The Amex granted us until June 30, 2008 to complete an equity private placement transaction or a comparable transaction. We did not meet the deadline for this type of transaction.

On July 3, 2008 the Company received notice from the Amex that, based on the recent Amex status review of the Company's plan to regain compliance with certain Amex continued listing standards, the Amex has determined it is appropriate for it to initiate delisting of the Company's securities from the Amex. On July 8, 2008 the Company decided to exercise its right to appeal the Amex delisting decision and has requested a hearing before a committee of the Amex. As of the date of this report, a hearing has not been scheduled and there can be no assurance the Company's request for continued listing on the American Stock Exchange will be granted as a result of the appeal or otherwise. If we are unable to re-establish those requirements, our shares will be subject to delisting which will substantially limit our stock's liquidity and impair our ability to raise capital.

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

If our revenues do not grow or grow more slowly than we anticipate, we are unable to procure federal contracts or private funding for our technology research, development and commercialization, we encounter technical or engineering obstacles to the successful commercial development of our technology based products, our operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our securities could decline. In addition, if the market for development stage companies or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our securities could fall for reasons unrelated to our business, results of operations, and financial condition. The market price of our securities also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Furthermore, the sale in the open market of recently sold securities or newly issued securities, which we may sell from time to time to raise funds for various purposes, and securities issuable upon the exercise of purchase rights under existing options and warrants may place downward pressure on the market price of our securities. Speculative traders may anticipate a decline in the market price of our securities and engage in short sales of our securities. Such short sales could further negatively affect the market price of our securities.

Litigation could adversely affect our operating results and financial condition.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. We and our former chairman and chief executive officer and president were defendants in a class action litigation that alleged violations of federal securities laws and breach of fiduciary duties, which was settled in April, 2008. A second case against us and our former chief executive officer, which alleges contractual interference relating to the development of TIICM™ technology, was settled in January, 2008. Defending against existing and potential litigation requires significant attention and resources and, regardless of the outcome, results in significant legal expenses, which adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially adversely affect our results of operations and financial condition.

An active trading market for our securities may not be developed or sustained which could limit the liquidity of an investment in our securities.

There is a limited trading market for our securities which are currently trading on the American Stock Exchange. The Amex has initiated proceedings to delist our shares and warrants and there is no assurance that our securities will remain listed on the American Stock Exchange. If we are delisted from the American Stock Exchange, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities. Additionally, regardless of which exchange our securities may trade on, an active and liquid trading market may not develop or, if developed, may not be sustained, which could limit security holders' ability to sell our securities at a desired price.

A large number of shares may be sold in the market following our February 2004 public offering which may cause the price of our securities to decline.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have 8,395,210 shares of our common stock outstanding. Of our outstanding shares, 7,659,138 are eligible for public trading.

Certain events could result in a dilution of your ownership of our common stock.

As of May 31, 2008, we have 8,395,210 shares of common stock and an aggregate of 2,962,200 warrants and options outstanding. The exercise price of all of our common stock equivalents ranges from $3.30 to $6.00 per share of common stock. Some of these warrants and options may provide anti-dilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions. Furthermore, from time to time we may issue additional shares of common stock in private or public transactions to raise funds for working capital, research and development, acquisitions, or other purposes. If one or more of these events occurs, the number of outstanding shares of our common stock would increase and dilute your percentage ownership of our common stock.

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

Our current officers, directors and other major stockholders, in the aggregate, control approximately 26.70% of our outstanding common stock (including common stock issuable to such person or group within 60 days after May 31, 2008). As a result, these stockholders acting together will be able to exert significant control over matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership could delay, prevent, or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of us and could affect the market price of our stock.

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

We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our 2008 annual report as to the effectiveness of its controls. The cost to comply with this law will affect our net income adversely during the compliance period. In addition, management's effort and cost are no assurance that our independent auditors will attest to the effectiveness of our internal controls in its report required as of fiscal 2010 year end, and thereafter. If that is the case, the resulting report from our auditors may have a negative impact on our stock price.

Item 7. Financial Statements

The audited financial statements are annexed to this report, commencing on Page F-1.

Item 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures.

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

(b)     Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the direction of our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company's internal control over financial reporting as of May 31, 2008. In making this assessment, management used the criteria set forth in the "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of May 31, 2008.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

(c)     Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information about our directors is incorporated by reference from the information under the caption "Proposal No. 1 - Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed on or before September 26, 2008.

Item 10. Executive Compensation.

Incorporated by reference from the information under the caption "Compensation of Executive Officers and Directors" in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed on or before September 26, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information under the caption "Stock Ownership of Directors, Executive Officers and Beneficial Owners" in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed on or before September 26, 2008.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed on or before September 26, 2008.

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

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the information under the captions "Audit and Related Fees" in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed on or before September 26, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flight Safety Technologies, Inc. a Nevada corporation
August 29, 2008	By:
,
William B. Cotton Chief Executive Officer

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
August 29, 2008

William B. Cotton, Director, Chief Executive Officer

August 29, 2008

David D. Cryer, Chief Financial Officer

August 29, 2008
/
Joseph J. Luca, Chairman

August 29, 2008
Wes Cummins, Director

August 29, 2008
James Schwartz, Director

August 29, 2008

Neal E. Fine, Director, Chief Technology Officer

FLIGHT SAFETY TECHNOLOGIES, INC.
Index to the Audited Financial Statements
Years Ended May 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Flight Safety Technologies, Inc.
Mystic, Connecticut

We have audited the accompanying balance sheets of Flight Safety Technologies, Inc. as of May 31, 2008 and 2007, and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flight Safety Technologies, Inc. as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that have diminished its financial resources. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
August 29, 2008

FLIGHT SAFETY TECHNOLOGIES, INC.

Balance Sheets
as of
May 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$877,899	$2,439,911
Contract receivables	64,396	105,538
Investments available for sale, at fair value	125,000	950,000
Inventory	--	108,044
Other current assets	60,512	183,027
Total current assets	1,127,807	3,786,520
Property and equipment, net of accumulated depreciation of $478,149 and $488,245	38,821	126,849
Other assets:
Intangible assets, net of accumulated amortization of $10,662 and $86,611	68,188	275,173
Other receivables	30,460	30,693
Total other assets	98,648	305,866
Total Assets	$1,265,276	$4,219,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$187,574	$322,662
Accrued expenses	289,739	270,075
Total current liabilities	477,313	592,737
Stockholders' equity:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	--	---
Common stock, $0.001 par value, 50,000,000 shares authorized, 8,431,510 and 8,331,510 shares issued at May 31, 2008 and 2007, respectively.	8,432	8,332
Additional paid-in-capital	13,470,027	13,125,455
Treasury Stock, 36,300 shares at May 31, 2008 and 96,300 shares at May 31, 2007, at cost	(62,371)	(165,463)
Accumulated deficit	(12,628,125)	(9,341,826)
Total stockholders' equity	787,963	3,626,498
Total Liabilities and Stockholders' Equity	$1,265,276	$4,219,235

See report of independent registered public accounting firm and notes to the financial statements.

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Loss
Years Ended May 31, 2008 and 2007

	2008	2007
Contract Revenues	$ 336,995	$ 1,546,857
Cost of Revenues	145,425	1,338,074
Gross Profit	191,570	208,783
Operating Expenses
Research and development	284,722	130,235
Selling, general and administrative	2,950,404	3,042,600
Depreciation and amortization (including impairment loss of $249,835) Loss on sale of motor vehicle	323,018 10,172	90,870 --
Total Operating Expenses	3,568,316	3,263,705
Loss From Operations	(3,376,746)	(3,054,922)

Other Income (Expense)
Interest income Gain on investments available for sale	97,590 --	240,920 12,025
Loss Before Provision For Income Taxes	(3,279,156)	(2,801,977)
Income tax expense (benefit)	7,143	(13,591)
Net Loss	(3,286,299)	(2,788,386)

Other Comprehensive Loss
Unrealized gain on available for sale investments Less: reclassification adjustment for gain included in net loss	-- --	12,025 (12,025)
Comprehensive Loss	$(3,286,299)	$(2,788,386)
Net Loss Per Share
Basic and diluted	$ (.39)	$ (.34)
Weighted Average Number of Shares Outstanding
Basic and diluted	8,324,087	8,216,416

See report of independent registered public accounting firm and notes to the financial statements.

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Changes in Stockholders' Equity
Years Ended May 31, 2008 and 2007

	Common Stock		Additional Paid-In	Treasury	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Capital	Sock
Balance at May 31, 2006	8,331,510	$8,332	$13,070,192	$(199,827)	$(6,553,440)	$6,325,257
Share-based compensation	--	--	42,160	--	--	42,160
Treasury Stock Issued	--	--	13,103	34,364	--	47,467
Net Loss	--	--	--	--	(2,788,386)	(2,788,386)

Balance at May 31, 2007	8,331,510	$8,332	$13,125,455	$(165,463)	$(9,341,826)	$3,626,498
Treasury Stock issued Share-based compensation	-- --	-- --	11,942 147,730	103,092 --	-- --	115,034 147,730
Common Stock Issued	100,000	100	184,900	--	--	185,000
Net Loss	--	--	--	--	(3,286,299)	(3,286,299)
Balance at May 31, 2008	8,431,510	$8,432	$13,470,027	$(62,371)	$(12,628,125)	$787,963

See report of independent registered public accounting firm and notes to the financial statements.

FLIGHT SAFETY TECHNOLOGIES, INC.

Statements of Cash Flow
Years Ended May 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(3,286,299)	$ (2,788,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including impairment loss of $249,835) Common Stock issued in connection with legal settlement	323,018 185,000	90,870 --
Share-based compensation Loss on write-off of inventory Loss on sale of motor vehicle (Gain) on investments available for sale	262,764 108,044 10,172 --	89,627 -- -- (12,025)
Accretion of investment discounts	--	(39,482)
Changes in operating assets and liabilities:
Decrease in contract receivables	41,142	24,463
Decrease in other receivables	233	65,980
Decrease in other current assets	122,515	81,723
Decrease in accounts payable and accrued expenses	(105,689)	(239,228)
Net cash used in operating activities	(2,339,100)	(2,726,458)
Cash flows from investing activities:
Purchase of available for sale securities	--	(700,000)
Proceeds from sale of available for sale securities	825,000	1,423,944
Purchase of held to maturity securities	--	(3,667,613)
Proceeds from maturity of held to maturity securities	--	8,045,002
Purchases of property and equipment	--	(14,832)
Payments for patent costs	(67,412)	(65,704)
Proceeds on sale of motor vehicle	19,500	--

Net cash provided by investing activities	777,088	5,020,797

Net (decrease) increase in cash and cash equivalents	(1,562,012)	2,294,339
Cash and cash equivalents at beginning of year	2,439,911	145,572
Cash and cash equivalents at end of year Supplemental non-cash disclosure: Proceeds on sale of motor vehicle offset by reduction in amounts due	$ 877,899 $9,735	$ 2,439,911 --

See report of independent registered public accounting firm and notes to the financial statements.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies

Significant accounting policies followed by Flight Safety Technologies, Inc. (the Company) in determining financial position and the results of operations are as follows:

(a)     Nature of Business

The Company has been developing four proprietary sensor technologies: AWSM™, SOCRATES®, UNICORN™, and TIICM™.

AWSM™ is a system of integrated technologies designed to provide air traffic control with the ability to modify spacings between aircraft to increase safety and airport capacity.

SOCRATES® is designed to detect clear air turbulence, micro-bursts and aircraft generated vortices which result in hazardous conditions to safe air travel.

UNICORN™ is a technology that is being designed based upon an arrangement of radar which gives both visual and audible warning indication of approaching aircraft to pilots.

TIICM™ is a possible solution to the threat of ground fired and hand held missile being fired on aircraft by terrorists.

On May 29, 1997, the Company was awarded its first contract representing Phase I, Task Order No: 0001, in the amount of $1,326,335, sponsored by the Federal Aviation Administration (FAA), to commence the development and "Proof-of-Principle" of SOCRATES®. Since our initial SOCRATES® funding the company has been awarded contracts for the development of our SOCRATES® Technology totaling $19,820,973. The Company has not recognized revenue on this contract since December 31, 2006 and the current backlog as of May 31, 2008 is $0.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (continued)

The Company's Federal contract, which represents 0% and 75% of the revenues for 2008 and 2007, respectively, was issued and was managed by The Volpe Center of the U.S. Department of Transportation. For FY 2008 76% of revenue, and 24% of revenue for 2007, was generated from purchase orders primarily for engineering services for hydrodynamic software development provided to companies in the maritime industry and our funded backlog as of May 31, 2008 is $114,094 for these engineering services. In addition, on April 2, 2007 the Company received a Small Business Innovated Research (SBIR) contract from the Air Force in the amount of $99,316 for Unmanned Air Vehicle (UAV) research using UNICORN technology. For 2008 and 2007, revenue from this contract was $81,816 and $17,500, or 24% and 1% of revenue respectively.

The Company's primary office is in Mystic, Connecticut, and also has an office in Austin, Texas. The Company also rents storage space for SOCRATES system hardware in Parker, CO. In addition to its employees, the Company has been further supported by a team of consultants and subcontractors.

(b)     Going Concern

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has had recurring losses from operations that have diminished its financial resources. Our liquidity to date has primarily been provided by revenue from government contracts and proceeds from the sale of our equity securities. Our funded contract backlog for our SOCRATES® Phase IV Contract has been $0 since December 31, 2006. As of May 31, 2008, our cash and investments were $1,002,899 and we anticipate that we will fund a substantial portion if not all of our operating expense and technology development costs from our own cash and investments. However, our own resources are limited and are not sufficient to complete the research, development and testing that is necessary to commercialize any of our technologies. The Company's cash and investment account balance as of May 31, 2008 will be insufficient to fund our operations through the current year. Our inability to obtain further government or private funding for research, development and testing of our technologies would have a material adverse affect upon our financial condition and our ability to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (continued)

Our cash estimates do not consider additional funding from our SOCRATES® research and development contract received September 15, 2005. In order to receive additional contract funding the government must request and we must submit a cost and technical proposal for review and approval of the government. As of the date of this report, we have not received a request for an additional task order and do not have a projection as to a date that we expect to receive additional task orders. Further task orders will require additional government funding for further research and development of SOCRATES® technology or Aircraft Wake Safety Management (AWSM).

The federal budget for US fiscal year ended September 30, 2008 had $15,813,000 of funding specified for wake turbulence research, engineering and development. We are actively pursuing funding for our SOCRATES® and AWSM technologies from this current federal budget funding for wake turbulence but as of this date we have been unsuccessful. In addition, we are pursuing various other sources of funding but there can be no assurance as to whether or when we will obtain such funding.

On July 3, 2008 the Company received notice from the American Stock Exchange ("Amex") that, based on the recent Amex status review of the Company's plan to regain compliance with certain Amex continued listing standards, the Amex has determined it is appropriate for it to initiate delisting of the Company's securities from the Amex. On July 8, 2008 the Company decided to exercise its right to appeal the Amex delisting decision and has requested a hearing before a committee of the Amex. As of the date of this report we have not had a hearing and there can be no assurance the Company's request for continued listing on the American Stock Exchange will be granted as a result of the appeal or otherwise. If we are unable to re-establish those requirements, our shares will be subject to delisting which will substantially limit our stock's liquidity and impair our ability to raise capital.

We continue our efforts to secure additional funding for the development of our technologies and additional orders for our engineering services to the maritime industry. We will also continue our effort to reduce operating expenses wherever possible while maintaining our engineering and research capabilities and our efforts to develop future business opportunities. There can be no assurance we will accomplish these goals.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (continued)

(c)     Revenue and Cost Recognition

Our contracts with the United States government and our maritime industry customers are cost-reimbursable contracts that provide for a fixed profit percentage (base fee), applied to our actual costs to complete the work. These contracts are subject to audit and adjustment by our customer, and are subject to cost limitations as provided by the contract. The government has audited and accepted our rates through our fiscal year ended May 31, 2006.

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

(d)     Cash and Cash Equivalents

For purposes of reporting cash flows the Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash and cash equivalents.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (continued)

(e)     Marketable Securities

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

(f)     Inventory

Inventory consisted of long lead SOCRATES® system components purchased to further expand the system. Inventory is accounted for at lower of cost or market, with cost determined on the first-in first-out basis. During fiscal year 2008, the Company wrote-off all inventory due to obsolescence. (See Note 6).

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (continued)

(g)     Property and Equipment

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

Estimated useful lives by asset class are as follows:

Machinery & equipment          5 years
Furniture & fixtures                 5 years
Automobiles                             5 years
Software                                   3 years

(h)     Intangible Assets

Intangible assets consist of patent costs associated with SOCRATES®, UNICORN™, TIICM™ and AWSM. Costs of outside legal counsel related to obtaining new patents are capitalized. Patent costs are being amortized using the straight-line method over the lesser of seventeen years from the date incurred or the remaining life of the underlying patent.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144) the Company assesses its patents for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Such circumstances may include a significant adverse change in legal factors or the business climate that could affect the value of the patents. The Company also considers the likelihood of obtaining required research and development funding. In determining recoverability, the Company must determine the asset's fair value, which may require Management to make significant assumptions about the future cash generating ability of the asset. If an asset is determined to be impaired, the difference between the asset's fair value and book value is charged to expense in the period the impairment is identified. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new basis. Subsequent reversal of a previously recognized impairment loss is prohibited under SFAS 144.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (continued)

In 2008, the Company determined that the UNICORN and SOCRATES technologies were impaired, and consequently, the Company charged off the remaining unamortized balance of the UNICORN and SOCRATES patent costs of $104,835 and $145,000 respectively. (See Note 6).

(i)     Concentration of Credit Risk

The Company had amounts in excess of $100,000 in a single bank during the year. Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation. Concentration of credit risk also exists with respect to investment securities and contract receivables. The concentrated risk associated with contract receivables is mitigated by the fact that these receivables are due primarily from the United States Government. The risk for investment securities is mitigated by an Investment Policy which, approved by the Board of Directors, restricts investing in fixed income securities below an "A" rating at the time of purchase and investments in asset backed securities, mortgage backed securities and collateralized mortgage obligations below a "AAA" rating at the time of purchase.

(j)     Research and Development

Company sponsored research and development costs, including proposal costs and un-reimbursed expenditures for developmental activities, are charged to operations as incurred.

(k)     Income Taxes

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

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies (continued)

(l)     Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the years ended May 31, 2008 and May 31, 2007, the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The weighted average number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive was 2,962,200 and 3,724,049 for the years ended May 31, 2008 and May 31, 2007, respectively.

(m)     Fair Values of Financial Instruments

The estimated fair value of financial instruments has been determined based on the available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable (including other receivables), other current assets, accounts payable and accrued expenses approximate fair value at May 31, 2008 and May 31, 2007, because of the short maturity of these financial instruments.

(n)     Estimates

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

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

(o)     Stock-Based Compensation

Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS 123R and accordingly has not restated periods prior to adoption. The Company recognized $147,730 and $42,160, as compensation expense related to employee stock options for the years ended May 31, 2008 and 2007, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. There were no options granted in fiscal 2008. The following weighted average assumptions were used to value the options granted in the years ended May 31, 2007:

2007
Risk-free interest rate	4.71%
Expected dividend yield	None
Expected life of options	6 years
Expected volatility	62%
Weighted-average grant-date fair value	$0.67

The expected volatility is based on historical volatility through the date of grant. The risk-free interest rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of 6.5 years is based on the simplified method calculation allowed for "plain-vanilla" share options. The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

(p)     Retirement Savings Plan

Effective July 1, 2004, the Company established a Retirement Savings Plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. Employees, as defined in the plan, are eligible to participate on their first day of employment. Under the terms of the Plan, the Company will match up to the employees contribution of 5% of gross pay. The Company matching funds vest 100% with each semi-monthly payroll. The Company match for the years ending May 31, 2008 and 2007 were $53,959 and $71,674, respectively.

(q)     Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 as of June 1, 2007 without a material impact on its financial statements.

The Securities and Exchange Commission has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company's internal control over financial reporting to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor's attestation report on internal control over financial reporting in their annual reports to the first annual report for a fiscal year ending on or after December 15, 2009. The Company has made an assessment of its internal control over financial reporting as of May 31, 2008. The Company's report on its assessment is included in Section 8A(T) of Form 10-KSB.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. The pronouncement is applicable in cases when assets or liabilities are to be measured at fair value. It does not establish new circumstances in which fair value would be used to measure assets or liabilities. The provisions of SFAS 157 are effective for fiscal years commencing after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2008, the FASB issued Staff Position 157-2, "Effective Date of FASB Statement No. 157", to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis. For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of SFAS 157 is postponed to the fiscal years beginning after November 15, 2008. The Company does not believe the adoption of this Staff Position will have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of SFAS 115" (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its financial statements.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 1 - Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued Statement No. 141 (revised) (141R), "Business Combinations." Under SFAS 141R, an acquirer is required to recognize, at fair value, the assets acquired, liabilities assumed, and any non-controlling interest in the entity acquired at the acquisition date. Further, it requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer, in a business combination executed in stages, recognize the identifiable assets and liabilities as well as the non-controlling interest in the entity acquired at the full amounts of their fair values. SFAS No. 141R also requires an acquirer to recognize the assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date. Also under this statement, an acquirer is required to recognize contingent consideration as of the acquisition date and eliminates the concept of negative goodwill and requires gain recognition in instances in which the fair value of the identifiable net assets exceeds the fair value of the consideration plus any non-controlling interest in the entity acquired as of the acquisition date. SFAS 141R applies prospectively to business combinations on or after the acquiring entities first fiscal year that begins after December 15, 2008. It may not be applied prior to that date.

Note 2 - Contract Receivables and Other Receivables

At May 31, 2008 and 2007, accounts receivable consisted of the following:
	2008	2007
U.S. Government and other:
Amounts billed (Contract Receivables)	$ 64,396	$ 105,538
Amounts not billed (Other Receivables)	30,460	30,693
	$ 94,856	$ 136,231

Other receivables include retained fees on Government contracts (Phase IV SOCRATES) which represent up to a 15% payment hold back against billable fees. At May 31, 2008, we do not expect to receive payments for these other receivables in the next year and consider this account a long term asset.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 3 - Investments

A summary of investments is as follows:
May 31, 2008
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction market preferred security	$ 125,000	$ --	$ --	$ 125,000

May 31, 2007
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction market preferred security	$ 950,000	$ --	$ --	$ 950,000

Note 4 - Other Current Assets:

The summary below compares the balances for other current assets as of May 31, 2008 and May 31, 2007.

	May 31, 2008	May 31, 2007
Prepaid insurance Prepaid rent Prepaid taxes Prepaid legal fees Insurance claims Prepaid lobbying expense Prepaid other Total	$ 34,181 2,850 16,616 -- -- -- 6,865 $ 60,512	$36,768 3,670 21,407 36,027 75,199 7,000 2,956 $183,027

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2007 and 2006

Note 5 - Property and Equipment

Property and equipment at May 31, 2008 and 2007 are summarized by major classifications as follows:
	2008	2007
Machinery and equipment	$305,288	$ 305,288
Furniture and fixtures	12,515	12,515
Automobiles	122,273	220,397
Software	76,894	76,894
	516,970	615,094
Less: accumulated depreciation	478,149	488,245
	$ 38,821	$126,849

Depreciation expense for the years ended May 31, 2008 and 2007 was $48,621 and $69,589, respectively.

Note 6 - Intangible Assets

Intangible assets at May 31, 2008 and 2007 consist of patents as follows:

	2008	2007
Cost	$ 78,849	$ 361,784
Less Accumulated Amortization	10,661	86,611
	$ 68,188	$ 275,173

Amortization expense for the years ended May 31, 2008 and 2007 was $24,562 and $21,281, respectively. Amortization expense for the next five years is expected to be approximately $6,200 per year. As described in Note 1, the Company charged off all the UNICORN and SOCRATES patent costs in 2008 resulting in an impairment charge of $104,835 and $145,000 respectively.

As a result of the current annual review of technologies, the Company evaluated the likelihood of recovering its intangible costs relating to the SOCRATES and UNICORN technologies and has come to the following conclusions leading up to its decision to charge-off the remaining patent and inventory costs associated with these two technologies.

See report of independent registered public accounting firm.

Since the inception of the SOCRATES program in 1997, and the UNICORN program in 2004, the Company has incurred substantial funded and unfunded costs and has determined that it will require substantial amounts of additional funding and several more years of development work before it will be able to determine whether these systems will meet all the technical and commercial requirements of their respective markets. Inherent in this effort is significant risk, including but not limited to operational efficacy, not being "first to market", timely completion of development and ending up with a product that is priced out of its market. In addition, because the Company has not been able to raise additional funds either through government participation or private funding sources, it has suspended all development on SOCRATES and UNICORN. After considering all of these facts, we have determined that the likelihood of recovering our investment over a reasonable period of time is unlikely. Accordingly, in 2008, we have written off the remaining patent values of $145,000 and $105,000, respectively, together with related inventory amounts.

Note 7 - Related Party Transactions

The Company used the lobbying services of a firm that is wholly-owned by one of the Company's former directors. Total expenses related to these services were $40,112 plus 60,000 shares of common stock issued from the Company's Treasury Stock and $111,678 plus 20,000 shares of common stock for the years ended May 31, 2008 and 2007, respectively. As of May 31, 2008, $0 remained unpaid. The Company continues to use this firm, however, the Director resigned from the Company's Board of Directors effective November 12, 2007.

The Company used one of the Company's Directors for a specific business development assignment and the expense for this service was $21,262 for the year ended May 31, 2007.

The Company leased office space in Baltimore, MD from an officer of the Company for $500 per month on a month to month basis through December 31, 2006. Total rent expense related to this office space was $3,500 for the year ended May 31, 2007.

Warrants

The following table summarizes the purchase price of outstanding warrants as of May 31, 2008 and 2007:

Exercise Price	2008	2007
$3.30	1,514,200	1,514,200
$3.60	270,000	270,000
$5.40	135,000	135,000
Total	1,919,200	1,919,200
Weighted Average	$3.49	$3.49

All outstanding warrants are exercisable as of May 31, 2008 and expire January 29, 2009.

See report of independent registered public accounting firm.

Note 8 - Stockholders' Equity

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

Stock Options

The Company adopted the 2005 Stock Incentive Plan in October 2005. Under the terms of the 2005 Plan, all of our employees, directors, consultants and advisors are eligible to be granted options, restricted stock awards, or other stock-based awards. Under the 2005 Plan, a total of 1,500,000 shares of our common stock are available for issuance, of which 887,000 shares remain available for future awards as of May 31, 2008. In addition, the shareholder vote that approved the 2005 Plan also approved previous awards totaling 570,000 shares of our common stock, of which 430,000 are outstanding as of May 31, 2008.

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

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 8 - Stockholders' Equity (continued)

A summary of the activity of our outstanding stock options , including options issued outside the plan, for the year ended May 31, 2008 is as follows:

As of May 31, 2008, there was $53,360 of total unrecognized compensation cost related to the nonvested stock options that is expected to be recognized over a period of approximately 1.75 years.

Outstanding warrants and options provide antidilution protection to their holders which would result in our issuance of shares in addition to those under the warrant or option, upon the occurrence of sales of our common stock below certain prices, stock splits, redemptions, mergers, and other similar transactions.

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance May 31, 2007	2,054,849	$3.54
Expired	(20,833)	6.00
Granted	--	--
Exercised	--	--
Forfeited/Cancelled	(991,016)	3.53
Balance May 31, 2008	1,043,000	$3.50	7.28	$ --
Exercisable at May 31, 2008	955,500	$3.50	7.15	$ --

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 8 - Stockholders' Equity (continued)

Other Share-Based Payments

On January 25, 2007, the Company approved the award of 114,000 shares to be evenly divided between two consultants as additional compensation for governmental affairs representation of the Company. One of the Firms is wholly-owned by a director of the Company who has since resigned from the Board of Directors. (See Note 7). These shares were to vest on a monthly basis over the period of 14 months. Expense related to these shares was recognized at the fair value of the shares over the vesting period. The Company recognized expense of $115,034 and $47,467 on the vesting of 60,000 and 20,000 shares during the year ended May 31, 2008 and 2007, respectively. This award was cancelled as of December 1, 2007 and no additional shares are able to vest and no additional expense will be recorded.

Note 9 - Income Taxes

The provision (benefit) for income taxes for the years ending May 31, 2008 and 2007 is as follows:

	2008	2007
Current tax provision (benefit)
Federal	--	--
State	$7,143	$ (13,591)
Total current	$7,143	$ (13,591)
Deferred tax provision
Federal	--	--
State	--	--
Total deferred	--	--
Total	$7,143	$ (13,591)

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 9 - Income Taxes (continued)

The tax effects of temporary differences and carry-forwards that give rise to deferred taxes as of May 31, 2008 and 2007 are:

	May 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$ 3,796,274	$ 2,813,340
Property and equipment	10,830	8,573
Accrued vacation Different book and tax bases of intangibles assets Tax credits	43,887 196,680 114,608	56,099 -- 112,954
Gross deferred tax asset	4,162,279	2,990,966
Valuation allowance	(4,162,279)	(2,983,783)
Deferred tax assets, net of valuation allowance	--	7,183
Deferred tax liabilities:
Different book and tax bases of intangible assets	--	(7,183)
Total deferred tax liabilities	--	(7,183)
Net deferred tax assets (liability)	$ --	$ --

Cash paid for taxes amounted to $1,700 and $0 in 2008 and 2007, respectively.

The Company has recorded a valuation allowance of 100% of the net deferred tax asset because it is more likely than not that the asset will not be realized. The Company has Federal and State net operating loss carry-forwards of approximately $9,747,000, to reduce future taxable income, if any. The Federal operating losses expire in various years through 2027 and the State operating losses expire in various years through 2012. Use of net operating losses may be subject to limitations based on ownership changes as defined by the Internal Revenue code.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 9 - Income Taxes (continued)

The reason for the differences between income tax at the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2008	2007
Income tax expense (benefit) at statutory rate	$(1,117,342)	$(952,672)
State tax provision, net of federal benefit	(145,056)	(152,289)
Non deductible meals and entertainment	8,105	9,285
Non deductible lobbying expense	13,638	68,034
Share-based compensation	91,769	34,910
Adjustment to net operating losses	--	116,946
Other tax credits	--	(83,645)
Change in valuation allowance	1,178,496	937,483
Other	(22,467)	8,357
Income tax expense (benefit)	$7,143	$ (13,591)

Note 10 - Commitments

In 2008, the Company had two leases for office space in Mystic, Connecticut: one a month to month lease with monthly rent of $1,700 and the other a lease that expired on May 31, 2008 with monthly rents of $1,150. The Company also leased office space in North Kingston, Rhode Island at $1,240 per month through January 31, 2008 when the Rhode Island office was consolidated with the Connecticut office. The office space in Denver, Colorado at $500 per month is now on a month to month lease. Rent expense for all leased space was $46,110 and $54,350 for the years ended May 31, 2008 and 2007, respectively.

The Company also has operating leases for a Xerox copier and an automobile with monthly payments of $408 and $761, respectively. The copier lease expires June 30, 2011 and the automobile lease expires July 31, 2008. Rent expense for these leases was $14,028 and $13,621 for the years ended May 31, 2008 and 2007, respectively.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 10 - Commitments (continued)

Future minimum lease commitments under all non-cancellable lease agreements is as follows:

Year Ending May 31	Total
2009	$ 6,418
2010	$ 4,896
2011	$ 4,896
2012	$ 408
Total	$ 16,618

In connection with the transfer of the UNICORN™ technology from Advanced Acoustical Concepts, Inc. (AAC) to the Company, the Company has agreed to pay a lump sum of $150,000 to AAC after the Company receives revenues from sales of UNICORN products of $1,000,000 and a continuing 3% royalty on all net sales of UNICORN™ products thereafter. As of May 31, 2008, no amounts have been paid or incurred under this commitment.

Note 11 - Teaming Agreement

In connection with SOCRATES®, the Company entered into a Teaming Agreement (as defined in the Federal Acquisition Regulations with Lockheed Martin Corporation ("Lockheed"). The Company acted as the primary contractor and Lockheed functioned as the primary subcontractor. The agreement was for a ten year period ending in May 2007, and as of May 31, 2008 this agreement and the relationship with Lockheed Martin has ended. As of May 31, 2008 and 2007, amounts due from the Company to Lockheed were $0 and $73,321, respectively.

Note 12: Contingencies and Legal Proceedings

The lawsuit with Analogic/SDI was settled in the quarter ended February 29, 2008. In exchange for a transfer to us of intellectual property rights relating to TIICM™ technology on December 21, 2007, we made a cash payment to Sanders Design International of $100,000 and attorney fees and issued 100,000 shares of our common stock to Sander's Design International, Inc. If testing of an anti-shoulder fire missile technology we refer to as TIICM™ had met certain success criteria, we would have issued an additional 250,000 shares of our common stock. As of this date the test results have been analyzed and it has been determined that those success criteria were not met but were sufficiently promising that we are considering whether to continue the development of the TIICM technology. The settlement agreement also contains certain future royalty rights to Analogic and SDI.

See report of independent registered public accounting firm.

FLIGHT SAFETY TECHNOLOGIES, INC.
Notes To The Financial Statements
Years Ended May 31, 2008 and 2007

Note 12: Contingencies and Legal Proceedings (continued)

On April 26, 2004, in conjunction with the renewal of a nondisclosure agreement, we were advised by Lockheed Martin Corporation that it owns a certain patent which predates our SOCRATES® patent and, according to Lockheed Martin Corporation, contains some intellectual property related to our SOCRATES® patent. We conducted discussions with Lockheed Martin Corporation on this issue and other unresolved issues. These discussions were inconclusive and were suspended. We cannot predict or provide any assurance on the resolution of these issues and whether any outcome will be satisfactory to us.

In April, 2008, we reached a settlement with the plaintiffs in the securities law class action litigation pending in the U.S. District Court for the District of Connecticut, In Re Flight Safety Technologies, Inc. Securities Litigation, Civil Action No. 3:04-CV-1175 (CFD). Under the terms of the agreement, all claims against all of the defendants were dismissed without presumption or admission of liability or wrongdoing. A one time settlement payment of $1.2 million was made to the plaintiff class by or on behalf of the defendants. We contributed $135,000 of the $1.2 million settlement.

Note 13: Subsequent Event

On August 7, 2008, the Company executed a letter of intent with the University of Tennessee Research Foundation (UTRF) for the licensing of patent rights related to atmospheric glow plasma technology. The agreement provides for exclusive worldwide rights to commercialize the technology in all but a few fields of use. The letter of intent provides for an initial license fee payable in common stock of the Company with a value based on the average of the stock's closing price for the 20 days previous to the execution of the license agreement and minimum annual royalty payments starting in year two. Additionally, in a related transaction, the Company has purchased the assets of the previous licensee of this technology, Atmospheric Glow Technologies, Inc. (AGT). These assets include essential instrument prototypes, engineering drawings, test equipment and a variety of facility related assets. The payment for the assets was $125,000 cash and $200,000 payable in common stock of the Company with a value based on the average of the stock's closing price between August 7, 2008 and the closing date on or about September 1, 2008. The closing of the licensing transaction is subject to the completion and execution of a formal license agreement with UTRF, which is expected to be signed on or about September 1, 2008.

See report of independent registered public accounting firm.