Form 10-Q
period 2008-08-31
FLIGHT SAFETY TECHNOLOGIES INC
filed 2008-10-22
CIK 1144879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     August 31, 2008

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:     000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

[Exact name of small business issuer as specified in its charter]

Nevada

95-4863690

(State or other jurisdiction of incorporation or organization)

 (I.R.S. Employer Identification No.)

28 Cottrell Street, Mystic, Connecticut 06355

(Address of principal executive offices) (Zip Code)

860-245-0191

(Registrant’s telephone number, including area code)

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

 Yes

X

 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer

 Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)

 Smaller reporting company

 X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes

 No

X

The number of shares of common stock outstanding as of October 17, 2008 was 8,684,646 shares.

 FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

BALANCE SHEETS

Unaudited

ASSETS	AUGUST 31,	MAY 31,
	2008	2008
Current assets:
Cash and cash equivalents	$ 414,420	$ 877,899
Contract receivables	71,663	64,396
Investment, at fair value	125,000	125,000
Other current assets	48,068	60,512
	659,151

Machinery and equipment, net of accumulated depreciation of $484,179, and $478,149, respectively	267,791	38,821

Other assets:
Intangible assets, net of accumulated amortization of $11,820, and $10,662, respectively	157,030	68,188
Other receivables	-	30,460

TOTAL ASSETS	$ 1,083,972	$ 1,265,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 229,144	$ 187,574
Accrued expenses	188,936	289,739
	418,080
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 8,720,946, and 8,431,510 shares outstanding, respectively	8,721	8,432
Additional paid-in-capital	13,681,388	13,470,027
Treasury stock, 36,300 shares, at cost	(62,371)	(62,371)
Accumulated deficit	(12,961,846)	(12,628,125)
	665,892

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 1,083,972	$ 1,265,276

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENT OF OPERATIONS

FOR THE THREE-MONTHS ENDED

AUGUST 31,

(unaudited)

	2008	2007

Contract revenues	$ 54,855	$ 46,201

Cost of revenues	25,039	42,751

Gross profit	29,816	3,450

Operating expenses:

Selling, general and administrative	338,399	814,927

Depreciation and amortization	7,188	27,250

Research and development	21,082	109,422

Total operating expenses	366,669	851,599

Operating loss	(336,853)	(948,149)

Interest income	3,132	39,980

Loss before provision for income taxes	(333,721)	(908,169)

Provision for income taxes	-	-

NET LOSS	$ (333,721)	$ (908,169)

Net loss per share:
Basic	$ (.04)	$ (.11)
Diluted	$ (.04)	$ (.11)

Weighted average number of shares outstanding:
Basic	8,407,794	8,250,645
Diluted	8,407,794	8,250,645

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CASH FLOW

FOR THE THREE-MONTHS ENDED AUGUST 31,

(unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$ (333,721)	$ (908,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,188	27,250
Share-based compensation	11,650	85,385
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(7,267)	58,694
Decrease in other current assets and other Assets	42,904	31,483
Increase (decrease) in accounts payable and accrued expenses	(59,233)	145,494
Net cash used in operating activities	(338,479)	(559,863)

Cash flows from investing activities:
Purchase of furniture and equipment	(35,000)	-
Proceeds from available for sale securities	-	250,000
Payments for patents	(90,000)	(35,108)
Net cash (used in) provided by investing activities	(125,000)	214,892

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	(463,479)	(344,971)
Cash and cash equivalents at beginning of period	877,899	2,439,911
Cash and cash equivalents at end of period	$ 414,420	$ 2,094,940

Supplemental non-cash disclosures:
Issuance of common stock for purchase of furniture and equipment	$ 200,000	-

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE-MONTHS ENDED AUGUST 31,

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount

Balance May 31, 2007	8,331,510	$ 8,332	$ 13,125,455	$ (165,463)	$ (9,341,826)	$ 3,626,498

Issuance of treasury stock			25,514	51,546		77,060

Share-based compensation			8,325			8,325

Net loss					(908,169)	(908,169)

Balance August 31, 2007	8,331,510	$ 8,332	$ 13,159,294	$ (113,917	$ (10,249,995)	$ 2,803,714

Balance May 31, 2008	8,431,510	$ 8,432	$ 13,470,027	$ (62,371)	$ (12,628,125)	$ 787,963

Share-based compensation			11,650			11,650

Issuance of stock	289,436	289	199,711			200,000

Net loss					(333,721)	$ (333,721)

Balance August 31, 2008	8,720,946	$ 8,721	$ 13,681,388	$ (62,371)	$ (12,961,846)	$ 665,892

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

(Unaudited)

Note 1.   Basis of Presentation

The interim consolidated financial statements include the accounts of Flight Safety Technologies, Inc. and it’s newly formed wholly-owned subsidiary Advanced Plasma Products, Inc.

On August 7, 2008, the Company executed a letter of intent with the University of Tennessee Research Foundation (UTRF) for the licensing of patent rights related to atmospheric glow plasma technology. The agreement provides for exclusive worldwide rights to commercialize the technology in all but a few fields of use. The letter of intent provides for an initial license fee of $150,000 payable in shares of common stock of the Company and minimum annual royalty payments starting in year two. Additionally, in a related transaction, on August 28, 2008, Advanced Plasma Products, Inc. purchased the assets of Atmospheric Glow Technologies, Inc., the previous licensee of this technology and a company in bankruptcy.  These assets included essential instrument prototypes, engineering drawings, test equipment and a variety of facility related assets.  We paid $125,000 in cash and issued 289,436 shares of our common stock valued at $200,000.  On September 10, 2008, we concluded our agreement with UTRF and will issue 260,417 shares of our common stock as payment for the license fee.

These interim financial statements for the three-months ended August 31, 2008 and August 31, 2007, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC.  Results for the periods presented are not necessarily indicative of results for the entire year.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim periods have been made.  These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2008 and 2007 which are included in our annual report on Form 10-KSB filed on August 29, 2008.

Certain reclassifications have been made to prior interim period balances in order to conform to the current year’s presentation.

Note 2.   Going Concern and Liquidity

The report of our independent registered public accountant issued in conjunction with our audited financial statements and notes thereto for the year-ended May 31, 2008 indicated that there is substantial doubt about our ability to continue as a going concern.

The Company has had recurring losses from operations that have diminished its financial resources. Our liquidity to date has primarily been provided by revenue from government contracts and proceeds from the sale of our equity securities.  We have not been successful in securing any additional government funding and we will have to rely on the sale of our equity securities to generate sufficient working capital in order to successfully commercialize our newly acquired technology and to pay for our ongoing operations.  As a result of the lack of government funding for

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

(Unaudited) (Continued)

our aviation security technologies, we have suspended all related research and develop work.  As of August 31, 2008, our cash and investments were $539,420, which will be insufficient to fund our operations through the current year. The Company is currently exploring various equity transactions in order to raise sufficient working capital to maintain its operations.  However, in light of the current financial climate, we believe it is unlikely that we will be able to complete a transaction on a timely basis without further interruptions in our operations.  Our inability to successfully conclude an equity transaction would have a material adverse affect upon our financial condition and our ability to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern.

On September 29, 2008, we were delisted from the American Stock Exchange for failure to maintain the required listing standards.  We are currently trading on the Over-the-counter market under the symbol “FLTS”

Note 3.   Summary of Significant Accounting Policies

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

Share-Based Compensation: Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS 123R and accordingly has not restated periods prior to adoption. The Company recognized $11,640 and $8,325, as compensation expense related to employee stock options in each of the three-months ended August 31, 2008 and 2007, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. There were no options granted in each of the three months ended August 31, 2008 and 2007, respectively.

Loss Per Share: Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the interim periods presented the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

(Unaudited) (Continued)

would be anti-dilutive, were 2,962,200 and 3,963,632 for the three-month periods ended August 31, 2008 and August 31, 2007, respectively.

Cash and Cash Equivalents: For purposes of reporting cash flows the Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash and cash equivalents.

Revenue and Cost Recognition: Our prior contracts with the United States government and our maritime industry customers are cost-reimbursable contracts that provide for a fixed profit percentage (base fee) applied to our actual costs to complete the work.  These contracts are subject to audit and adjustment by our customer, and are subject to cost limitations as provided by the contract and the Federal Acquisition Regulations.  The government has audited and accepted our rates through our fiscal year ended May 31, 2006.

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

Machinery and Equipment: Machinery and equipment are stated at original cost or fair value at date acquisition in the case of the bulk purchase of machinery and equipment purchased by Advanced Plasma Products, Inc. (“APP”) less accumulated depreciation. Depreciation is computed using the straight-line method.  Cost and accumulated depreciation of assets retired or disposed of are removed from the accounts. Gains and losses are recognized upon disposal of assets. The cost of maintenance and repairs is charged to operations as incurred, whereas significant repairs are capitalized.  The assets recently acquired by APP are currently being carried at their acquisition cost.  We are in the process of determining their fair value and will make the appropriate adjustments to the financial accounts, once that is completed.

Estimated useful lives by asset class are as follows:

Machinery & equipment          5 years
Furniture & fixtures                 5 years
Automobiles                             5 years
Software                                   3 years

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

(Unaudited) (Continued)

Intangible Assets: At August 31, 2008, intangible assets consist of patent costs associated with, AWSM, TIICM™ and atmospheric glow technologies.  Acquisition costs and costs of outside legal counsel related to obtaining new patents are capitalized.  Patent costs are being amortized using the straight-line method over the lesser of seventeen years from the date incurred or the remaining life of the underlying patent.

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

Concentration of Credit Risk: The Company had amounts in excess of $100,000 in a single bank during the year.  Amounts over $100,000 are not covered by the Federal Deposit Insurance Corporation. Concentration of credit risk also exists with respect to investment securities and contract receivables.  The concentrated risk associated with contract receivables is mitigated by the fact that these receivables are due primarily from the United States Government.  The risk for investment securities is mitigated by an Investment Policy which, approved by the Board of Directors, restricts investing in fixed income securities below an "A" rating at the time of purchase and investments in asset backed securities, mortgage backed securities and collateralized mortgage obligations below a "AAA" rating at the time of purchase.

Research and Development: Company sponsored research and development costs, including proposal costs and un-reimbursed expenditures for developmental activities, are charged to operations as incurred.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of enactment.

Fair Values of Financial Instruments: The estimated fair value of financial instruments has been determined based on the available market information and appropriate valuation methodologies.  The carrying amounts of cash and cash equivalents, accounts receivable (including other receivables),

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

(Unaudited) (Continued)

other current assets, accounts payable and accrued expenses, approximate fair value at August 31, 2008 and May 31, 2008, because of the short maturity of these financial instruments.

Retirement Savings Plan: Effective July 1, 2004, the Company established a Retirement Savings Plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code.  Employees, as defined in the plan, are eligible to participate on their first day of employment.  Under the terms of the Plan, the Company can match up to the employee’s contribution of 5% of gross pay.  The Company matching funds immediately vest 100%.  The Company match for each of the three-months ended August 31, 2008 and 2007 were $7,456 and $15,651 respectively.

Recent Accounting Pronouncements: Fair Values of Assets and Liabilities: The Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. This Statement became effective for the Company on June 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption. SFAS 159 also became effective for the Company on June 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

(Unaudited) (Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

AUGUST 31, 2008
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
ASSETS:
Securities available for sale	-	$ 125,000	-	$ 125,000
Total assets	-	$ 125,000	-	$ 125,000

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company had no such assets as of August 31, 2008.

At August 31, 2008 and May 31, 2008 the investment consisted of an auction market preferred security.

Note 4:   Contract Receivables

Accounts receivable consisted of the following at:

	August 31, 2008	May 31, 2008

Contract receivables – billed	$ 41,203	$ 64,396
Contract receivables – unbilled	30,460	30,460
	$ 71,663	$ 94,856

The amount classified as other receivables and contract receivables unbilled is a retained fee on a recently completed government contract.  At August 31, 2008 we expect to receive payment during this year.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE-MONTHS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

(Unaudited) (End)

Note 5:   Machinery and Equipment

Property and equipment are summarized by major classifications as follows:

	August 31,	May 31,
	2008	2008

Machinery and equipment	$ 225,163	$ 225,163
Furniture and fixtures	16,177	16,177
Automobiles	122,278	122,278
Software and computers	153,352	153,352
Bulk asset purchase not yet allocated, at cost	235,000	-
	751,970	516,970
Less accumulated depreciation	(484,179)	(478,149)
	$ 267,791	$ 38,821

Note 6:   Intangible Assets

Intangible assets currently consist of costs associated with the newly acquired atmospheric glow technology, as well as the company’s existing TIICM and AWSM technologies.  As more fully explained in Note 2, above, the company has suspended all further research and development on the TIICM and AWSM technologies.  Accordingly, we will be evaluating the carrying value of the TIICM and AWSM technologies to determine if those values have been impaired.  The carrying values of TIICM and AWSM at August 31, 2008 were $54,150 and $12,880, respectively.

Note 7:   Stockholders’ Equity

Warrants: As of both August 31, 2008 and May 31, 2008, the Company had 1,919,200 warrants outstanding with exercise prices ranging from $3.30 to $5.40 with an expiration date of January 29, 2009.  The weighted average exercise price was $3.49.

Stock Options: Under the Company’s 2005 Stock Incentive Plan, there are 1,027,000 shares available for future awards.  No awards were made during the three-month period ended August 31, 2008.  The weighted average exercise price of the 1,043,000 options outstanding is $3.50.  The aggregate intrinsic value of the outstanding options is $0.00.

As of August 31, 2008 there was $41,710 of total unrecognized compensation cost related to the non-vested stock options that is expected to be expensed over the next one and one-half years.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-Q for the three month period ended August 31, 2008 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, availability of capital to fund operations, research and development, the impact of competitive products and pricing, limited visibility into future product demand, generally slower economic growth, difficulties inherent in the development of complex technology, new products sufficiency, fluctuations in operating results, and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our annual report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

Our Company had four basic technologies, all in the field of aviation security that it was pursuing.  These technologies were substantially funded by government contracts.  The Company has been unsuccessful in securing additional funding for these projects, and at May 31, 2008 decided to suspend all efforts on them.

In an effort to reduce our reliance on our aviation security technologies, we have undertaken an effort to identify potential diversifying, technology-based acquisitions to enhance shareholder value and provide better opportunity for profitable operations.  To that end, we have licensed patent rights from the University of Tennessee Research Foundation relating to atmospheric glow plasma technology.  In addition, we have acquired the key assets from the previous licensee of that technology, hired some of its key employees, and secured a lease on its former facility.  We believe that this technology has been advanced to the stage where several products can be commercialized and released to the market within two years.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Atmospheric glow discharge plasma is a technology that produces tailored plasma gas chemistry for a wide range of applications such as air purification, materials processing, decontamination, sterilization and many others. We believe these applications can create market opportunities that cover homeland security, health care, process control, and environmental protection, remediation and control.

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

Results of Operations

Revenues: Revenues for the three months ended August 31, 2008 and 2007 of $54,855 and $46,201, respectively, consisted entirely of revenue from our hydrodynamic software development contracts issued by companies in the maritime industry.  The level of revenues is dependent upon the hours worked on the tasks required.

Cost of revenues: Cost of revenues for the three months ended August 31, 2008 and 2007 were $25,039 and $42,751, respectively.  It is comprised of subcontract, consultant and direct labor costs.  The decrease in cost of revenues for the August 31, 2008 interim period was primarily the result of  not incurring costs for subcontractors and consultants, and to a lesser extent, reduced direct labor hours incurred and billed.

Selling, general and administrative expenses: Selling, general and administrative expenses for the three months ended August 31, 2008 and 2007 were $338,399 and $814,927, respectively.  The decrease of $476,528 was attributable to (i) lower headcount and related employee benefits of $156,000; (ii) reduced legal, professional and lobbying fees of $183,000; (iii) reduced stock-based

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

compensation of $73,000; with the remaining decrease of $65,000 spread over various other categories of expense.  All of these reductions were related to an overall contraction in the operations of the business due to liquidity constraints.

Depreciation and amortization:  Depreciation and amortization expenses for the three months ended August 31, 2008 and 2007 were $7,188 and $27,250, respectively.  The reduction of $20,062 resulted from the write-down or disposition of several assets and the completion of depreciation on other assets.

Research and development: Research and development expenses for the three months ended August 31, 2008 and 2007 were $21,082 and $109,422, respectively.  The reduction of $88,340 resulted from the decision to suspend all develop activities on our aviation related technologies until we are able to raise sufficient working capital for such purposes.

Interest income:  Interest income for the three months ended August 31, 2008 and 2007 were $3,132 and $39,980, respectively.  The reduction of $36,848 was attributable to a reduction in cash available for investment in interest bearing investments and accounts.

Liquidity and Capital Resources

The report of our independent registered public accountant issued in conjunction with our audited financial statements and notes thereto for the year-ended May 31, 2008 indicated that there is substantial doubt about our ability to continue as a going concern.  Our sources of liquidity have been primarily from government contracts and equity financings.  We have undertaken several actions to mitigate the liquidity issue.  We have suspended all research and development activities on our related aviation technologies, as we no longer believe that we can obtain additional government contracts to continue such development and do not have the funds internally.  This lack of funding has had an adverse impact on our ability to develop our current aviation and security related technologies.  As a result we have undertaken to diversify our technology base by identifying other technologies to reduce our reliance on our current technologies.

As a result of this diversification effort, on September 10, 2008, we finalized our licensing agreement with the University of Tennessee Research Foundation for the licensing of patent rights related to atmospheric glow plasma technology.  The agreement provides for exclusive worldwide rights to commercialize the technology in all but a few fields of use.  We believe this technology can be applied to produce products used for, among other things, the sterilization or cleaning of a wide variety of objects and substances, such as medical instruments and air.  Commercialization of this technology will require final product development and for certain applications may require regulatory approval.  Additionally, in a related transaction on August 28, 2008, we purchased the assets of the previous licensee of this technology.  These assets included essential instrument prototypes, engineering drawings, test equipment and a variety of facility related assets.  The payment for the assets was $125,000 cash and $200,000 paid by the issuance of 289,436 shares of our common stock.  We have also hired two senior executives to manage the newly acquired technology and oversee the overall growth plan for the Company, due to their experience in growing early stage companies.  The Company’s previous senior management had since resigned.

To develop products under the licensed technology and bring products to market, we estimate that we will require approximately $2.5 million of new working capital.  We are looking to obtain this

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

working capital with proceeds from one or more private placements of our securities, some type of financial transaction or a combination of both.  However, in light of the current economic climate, we believe it is unlikely that we will be able to complete such a transaction on a timely basis without further interruptions in our operations.  Without new working capital during our current quarter we will have to either, suspend all operations to provide additional time to try to complete an equity transaction or cease our operations and liquidate our assets.  In the event of liquidation we do not expect any proceeds would be available after payment of liabilities for distribution to our shareholders.  We can give no guaranty or assurance as to whether or when we will complete one or more private placements, financial transaction or bridge funding on a timely basis or whether this newly licensed technology and its commercialization will be successful.

As of August 31, 2008 and May 31, 2008, our cash and investments were $539,000 and $1,003,000, respectively.  For the three months ended August 31, 2008: (i) cash used by operating activities was $338,479 primarily the result of net losses for the period of $333,721 and (ii) cash used by investing activities was $125,000 attributable solely to the bulk acquisition of assets relating to the atmospheric glow technology business.

Our current revenues come from two contracts relating to hydrodynamic software development for the maritime industry.  These contracts generate approximately $15,000 to $20,000 a month in billings.  Our current backlog is approximately $150,000.

Item 3.     Not applicable

Item 4.     Controls and procedures

a)   The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers has concluded that, as of the Evaluation Date, 1) the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports the Company files under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and 2) the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

c)   Changes in Internal Controls.  Effective September 2, 2008, the Company hired a new Chief Financial Officer.  However, we do not believe that this will have a material affect on our internal control over financial reporting.  There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

Item 1:

Legal Proceedings

None

Item 1A:     Risk Factors

The following discussion supplements the discussion of the Company’s known trends, risks and uncertainties contained in the Company’s Annual Report filed on form 10-KSB for the year-ended May 31, 2008.

RISKS RELATING TO CONTINUATION OF OUR BUSINESS

We have indicated that we need to raise an additional $2.5 million in working capital with proceeds from one or more private placements of our securities, some type of financial transaction or a combination of both.  However, in light of the current economic climate, we believe it is unlikely that we will be able to complete such a transaction on a timely basis without further interruptions in our operations.  Without new working capital during our current quarter we will have to either, suspend all operations to provide additional time to try to complete an equity transaction or cease our operations and liquidate our assets.  In the event of liquidation we do not expect any proceeds would be available after payment of liabilities for distribution to our shareholders.

Risks Related to Our Business

CONTINUING OPERATING LOSSES

We have a history of incurring significant operating losses, including an operating loss of $333,721 for the three-months ended August 31, 2008.  We anticipate that we will continue to incur operating losses until such time as we are able to successfully commercialize our newly licensed technology.  However, we can provide no assurances as to when, if ever, we will achieve operating profits or if we do, that we will be able to sustain such profitability and at what level of profitability.

OUR SUCCESS DEPENDS ON OUR SUCCESSFUL COMMERCIALIZATION OF THE ATMOSPHERIC GLOW PLASMA TECHNOLOGY

Our future success will depend on our ability to execute our operating plan to commercialize our newly acquired atmospheric glow plasma technology.  On September 2, 2008 we organized a wholly owned subsidiary named Advanced Plasma Products, Inc. (“APP”) to conduct the Company’s plasma products line of business.  APP has no history of operations or experience in commercialization of technology.  We believe that our new senior management will be able to provide the necessary expertise to manage the commercialization of the technology, including the identification, acquisition and retention of the necessary resources.  In addition, we will need $2.5 million of working capital to execute our operating plan.  However, there can be no assurances that we will be successful in these undertakings or that these undertakings will occur in a timely manner.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

GOVERNMENT APPROVAL OF OUR PRODUCTS

Certain markets to be targeted by APP will require that our products receive governmental approval before they can be offered for sale.  There can be no assurances that we will be able to secure such governmental approval or that we can get such governmental approval on a timely basis to take advantage of market conditions.

LOSS OF KEY PERSONNEL

The future success of APP depends to a significant degree on the skills, experience and efforts of certain key employees of APP and of the Company.  The loss of any one or more of those individuals for any reason could have a material adverse impact on the operations of APP and the Company.  We anticipate hiring additional expertise so as to minimize this risk, but will be unable to do so until we have raised sufficient working capital.  However, there is no assurance that we will be able to hire the additional expertise or be able to do so in a timely manner.

SUCCESSFUL SALES AND MARKETING

The sales and marketing of our products will require us to find additional capable employees or distributors and manufacturer’s representatives, who can understand, explain, market, and sell our technology and products to our targeted markets.  We may not be successful in attracting, integrating, motivating or retaining new personnel for this effort.

SUCCESSFUL PRODUCTION

We also will need to assemble new personnel for the production of our products or identify an outside manufacturer for the production of our products. These demands will require us to rapidly increase the number of our employees, vendors, and subcontractors. There is intense competition for capable personnel in all of these areas, and we may not be successful in attracting, integrating, motivating, or retaining new personnel, vendors, or subcontractors for these required functions.

SIGNIFICANT COMPETITION

In many of our targeted markets, we may face significant competition in areas such as price, performance, perceived value, product recognition and availability of financial resources.  Our strategy will be to design and position our products so that we can overcome these risks.  However, we cannot guarantee that we will be able to overcome any or all of these competitive issues.

ACQUISITIONS COULD DISRUPT OUR BUSINESS

We may attempt to acquire businesses or technologies that we believe are a strategic or financial fit with our business.  Any future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention.  Since we may not be able to accurately predict these difficulties and expenditures, these costs may outweigh the value we realize from a future acquisition.  Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Risks Related to Investment in Our Securities

RISKS RELATING TO PENNY STOCKS

On September 29, 2008 our securities were delisted from the American Stock Exchange because we were unable to meet the continuing listing requirements relating to minimum stockholders’ equity, share price and our history of continuing losses.  Our share price was $.20 at the time our delisting.  Securities trading below $5.00 per share are subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving a security defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  We are now trading on the Over-the-Counter pink sheet market.

RISKS RELATING TO SHAREHOLDER DILUTION

We have indicated that we need to raise an additional $2.5 million dollars in working capital.  With the trading range of the share price of our common stock between approximately $.07 and $.50, any future issuance of securities will significantly dilute the position of current shareholders.

YOU SHOULD CAREFULLY READ AND EVALUATE THIS ENTIRE FORM 10-Q AND OUR CURRENT SEC FILINGS INCLUDING THE RISKS IT DESCRIBES AND NOT CONSIDER OR RELY UPON ANY STATEMENT OR OPINION ABOUT US THAT IS NOT CONTAINED IN THIS FORM 10-Q AND OUR CURRENT SEC FILINGS.

Certain statements, information and opinions about us have appeared and may continue to appear in published news reports, analysts’ reports, other media sources and our web site.  Some of the information contained in these reports or sources may not be material to understanding our business or may be out of date, erroneous or inconsistent with that disclosed in this Form 10-Q and our current SEC filings.  In making a decision to invest in our securities, you should not rely upon any of these statements , information or opinions and should only rely upon, consider and carefully evaluate the information and risks contained I this Form 10-Q and our current SEC filings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.

Defaults Upon Senior Securities

Not applicable

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.

Other Information

None

Item 6.

Exhibits

The following is a list of exhibits filed as part of the quarterly report of Form 10-Q.  Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.  For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

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

*Submitted herewith

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Flight Safety Technologies, Inc

a Nevada corporation

Date October 22, 2008                 By:   /s/  Kenneth Wood

                                                              Kenneth Wood

                                                             Chief Executive Officer

Date October 22, 2008                 By:   /s/  Richard S. Rosenfeld

                                                              Richard S. Rosenfeld

Chief Financial Officer

EXHIBIT 31.1

Certification of Chief Executive Officer
Required by Rule 13a-14(a)/15d-14(a)

I, Kenneth Wood, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Flight Safety Technologies, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

October 22, 2008	By:	/s/ Kenneth Wood

Kenneth Wood Its Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer
Required by Rule 13a-14(a)/15d-14(a)

I, Richard S. Rosenfeld, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Flight Safety Technologies, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

October 22, 2008	By:	/s/ Richard S. Rosenfeld

Richard S. Rosenfeld Its Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

We, Kenneth Wood, Chief Executive Officer, and Richard S. Rosenfeld, Chief Financial Officer, of Flight Safety Technologies, Inc. (the "Company"), certify, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

October 22, 2008	By:	/s/ Kenneth Wood

Kenneth Wood Its Chief Executive Officer
October , 2008	By:	/s/ Richard S. Rosenfeld

Richard S. Rosenfeld Its Chief Financial Officer