Form 10-Q
period 2008-11-30
FLIGHT SAFETY TECHNOLOGIES INC
filed 2009-01-16
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For The Quarterly Period Ended	November 30, 2008

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐      No ☒

The number of shares of common stock outstanding as of January 9, 2009 was 8,945,063 shares.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
BALANCE SHEETS
Unaudited

ASSETS	November 30, 2008	May 31, 2008
Current assets:
Cash and cash equivalents	$ 67,354	$ 877,899
Contract receivables	113,318	64,396
Investment, at fair value	-	125,000
Other current assets	119,932	60,512
	300,604
Machinery and equipment, net of accumulated depreciation of $432,447 and $478,149, respectively	234,978	38,821

Other assets:
Intangible assets, net of accumulated amortization of $16,392 and $10,662, respectively	307,458	68,188
Other receivables	-	30,460

TOTAL ASSETS	$ 843,040	$ 1,265,276

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 212,827	$ 187,574
Note payable	85,000	-
Accrued expenses	159,735	289,739
	457,562
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 8,981,363 and 8,431,510 shares outstanding, respectively	8,981	8,432
Additional paid-in-capital	13,842,776	13,470,027
Treasury stock, 36,300 shares, at cost	(62,371)	(62,371)
Accumulated deficit	(13,403,908)	(12,628,125)
	385,478
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 843,040	$ 1,265,276

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENT OF OPERATIONS
FOR THE THREE-MONTHS and SIX-MONTHS ENDED
NOVEMBER 30,
(unaudited)
	Three-months ended November 30,		Six-months ended November 30,
	2008	2007	2008	2007

Contract revenues	$ 82,858	$ 75,144	$ 137,713	$ 121,345
Cost of revenues	35,997	35,265	61,036	78,016
Gross profit	46,861	39,879	76,677	43,329

Operating expenses:
Selling, general and administrative	427,137	742,980	765,536	1,557,907
Depreciation and amortization	18,753	27,250	25,941	54,500
Research and development	69,644	84,338	90,726	193,760
Other income	(24,281)	-	(24,281)	-
Total operating expenses	491,253	854,568	857,922	1,806,167

Operating loss	(444,392)	(814,689)	(781,245)	(1,762,838)

Interest income, net	2,330	30,793	5,462	70,773

Loss before provision for income taxes	(442,062)	(783,896)	(775,783)	(1,692,065)

Provision for income taxes	-	-	-	-

NET LOSS	$ (442,062)	$ (783,896)	$ (775,783)	$ (1,692,065)

Net loss per share:
Basic	$ (0.05)	$ (0.09)	$ (0.09)	$ (0.21)
Diluted	$ (0.05)	$ (0.09)	$ (0.09)	$ (0.21)

Weighted average number of shares outstanding:
Basic	8,919,307	8,278,116	8,662,153	8,252,041
Diluted	8,919,307	8,278,116	8,662,153	8,252,041

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOW
FOR THE SIX-MONTHS ENDED NOVEMBER 30,
(unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$ (775,783)	$ (1,692,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,941	54,500
Share-based compensation	23,298	151,970
Gain on disposition of assets	(18,393)	-
Changes in operating assets and liabilities:
(Increase) decrease in contract receivables	(18,462)	(7,836)
Decrease in other current assets and other Assets	(59,420)	49,057
Increase (decrease) in accounts payable and accrued expenses	(104,751)	202,251
Net cash used in operating activities	(927,570)	(1,242,123)

Cash flows from investing activities:
Purchase of furniture and equipment	(20,000)	-
Proceeds from sale of investment securities	125,000	550,000
Proceeds from sale of assets	22,025	-
Payments for patents and trademarks	(95,000)	(49,955)
Net cash (used in) provided by investing activities	32,025	500,045

Cash flows from financing activities:
Proceeds from installment note	85,000	-
Net cash provided by financing activities	85,000	-

Net increase (decrease) in cash and cash equivalents	(810,545)	(742,078)
Cash and cash equivalents at beginning of period	877,899	2,439,911
Cash and cash equivalents at end of period	$ 67,354	$ 1,697,833

Supplemental non-cash disclosures:
Issuance of common stock for purchase of furniture and equipment and license fee	$ 350,000	-

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX-MONTHS ENDED NOVEMBER 30, 2007 and 2008
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Amount

Balance May 31, 2007	8,331,510	$ 8,332	$13,125,455	$(165,463)	$ (9,341,826)	$ 3,626,498

Issuance of treasury stock			32,228	103,092		135,320

Share-based compensation			16,650			16,650

Net loss					(1,692,065)	(1,692,065)

Balance November 30, 2007	8,331,510	$ 8,332	$ 13,174,333	$ (62,371)	$(11,033,891)	$ 2,086,403

Balance May 31, 2008	8,431,510	$ 8,432	$ 13,470,027	$ (62,371)	$(12,628,125)	$ 787,963

Share-based compensation			23,298			23,298

Issuance of stock	549,853	549	349,451			350,000

Net loss					(775,783)	$ (775,783)

Balance November 30, 2008	8,981,363	$ 8,981	$ 13,842,776	$ (62,371)	$(13,403,908)	$ 385,478

The accompanying notes are an integral part of these financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited)

Note 1. Basis of Presentation

The interim consolidated financial statements include the accounts of Flight Safety Technologies, Inc. and it's newly formed wholly-owned subsidiary Advanced Plasma Products, Inc.

On August 7, 2008, the Company executed a letter of intent with the University of Tennessee Research Foundation (UTRF) for the licensing of patent rights related to atmospheric glow plasma technology. The agreement provides for exclusive worldwide rights to commercialize the technology in all but a few fields of use. The letter of intent provides for an initial license fee of $150,000 payable in shares of common stock of the Company and minimum annual royalty payments starting in year two. Additionally, in a related transaction, on August 28, 2008, Advanced Plasma Products, Inc. purchased the assets of Atmospheric Glow Technologies, Inc., the previous licensee of this technology and a company in bankruptcy. These assets included essential instrument prototypes, engineering drawings, test equipment and a variety of facility related assets. We paid $125,000 in cash and issued 289,436 shares of our common stock valued at $200,000. On September 10, 2008, we concluded our agreement with UTRF and subsequently issued 260,417 shares of our common stock as payment for the license fee.

These interim financial statements for the three and six-months ended November 30, 2008 and November 30, 2007, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the periods presented are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim periods have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2008 and 2007 which are included in our annual report on Form 10-KSB filed on August 29, 2008.

Certain reclassifications have been made to prior interim period balances in order to conform to the current year's presentation.

Note 2. Going Concern and Liquidity

The report of our independent registered public accountant issued in conjunction with our audited financial statements and notes thereto for the year-ended May 31, 2008 indicated that there is substantial doubt about our ability to continue as a going concern.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

The Company has had recurring losses from operations that have diminished its financial resources. Our liquidity to date has primarily been provided by revenue from government contracts and proceeds from the sale of our equity securities. We have not been successful in securing any additional government funding and we will have to rely on the sale of our equity securities to generate sufficient working capital in order to successfully commercialize our newly acquired technology and to pay for our ongoing operations. As a result of the lack of government funding for our aviation security technologies, we have suspended all related research and develop work. As of November 30, 2008, we had cash on hand of $67,000 which would be insufficient to fund our operations through the current year. On January 14, 2009, we completed a series of transactions in order to generate additional cash resources. See Note 9 of Notes to Consolidated Financial Statements for a full description of the transactions. As a result of these transactions, the Company anticipates it will have sufficient cash resources into its fiscal 4th quarter, at which time it will need to seek additional working capital. We anticipate the amount of such additional working capital could be in the range of approximately $350,000 to $500,000 but cannot predict or estimate such amount with certainty as the ultimate amount will depend on many variables, such as potential third party development or licensing fees, the pace and success of our product development and sales, and cash generated the by the transactions described in Note 9. In the event we are unable to secure additional working capital we will have to curtail our operations accordingly, thus slowing down our product development and marketing efforts. Any curtailment of our operations could have a material adverse effect on our operations and financial position.

On September 29, 2008, we were delisted from the American Stock Exchange for failure to maintain the required listing standards. We are currently trading on the Over-the-counter market under the symbol "FLTS".

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

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

Share-Based Compensation: Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS 123R and accordingly has not restated periods prior to adoption. The Company recognized $11,648, $8,325, $23,298 and $16,650, as compensation expense related to employee stock options in each of the three and six-month periods ended November 30, 2008 and 2007, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. There were no options granted in each of the six-months ended November 30, 2008 and 2007, respectively.

Loss Per Share: Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the interim periods presented the effect of stock options and warrants was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options and warrants that were excluded from the computation as their effect would be anti-dilutive, were 2,925,737, 3,840,716, 2,963,930, and 3,953,215 for the three and six-month periods ended November 30, 2008 and November 30, 2007, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

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

Machinery and Equipment: Machinery and equipment are stated at original cost or fair value at date acquisition in the case of the bulk purchase of machinery and equipment purchased by Advanced Plasma Products, Inc. ("APP") less accumulated depreciation. Depreciation is computed using the straight-line method. Cost and accumulated depreciation of assets retired or disposed of are removed from the accounts. Gains and losses are recognized upon disposal of assets. The cost of maintenance and repairs is charged to operations as incurred, whereas significant repairs are capitalized.

Estimated useful lives by asset class are as follows:

Machinery & equipment          7 years
Furniture & fixtures                 10 years
Automobiles                             5 years
Software                                   3 years

Intangible Assets: At November 30, 2008, intangible assets consist of patent costs associated with, AWSM, TIICM™ and atmospheric glow technologies. Acquisition costs related to obtaining new patents are capitalized. Patent costs are being amortized using the straight-line method over the lesser of seventeen years from the date incurred or the remaining life of the underlying patent.

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
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

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

Fair Values of Financial Instruments: The estimated fair value of financial instruments has been determined based on the available market information and appropriate valuation methodologies. The carrying amounts of cash and cash equivalents, accounts receivable (including other receivables), other current assets, accounts payable, notes payable and accrued expenses, approximate fair value at November 30, 2008 and May 31, 2008, because of the short maturity of these financial instruments.

Retirement Savings Plan: Effective July 1, 2004, the Company established a Retirement Savings Plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. Employees, as defined in the plan, are eligible to participate on their first day of employment. Under the terms of the Plan, the Company can match up to the employee's contribution of 5% of gross pay. The Company matching funds immediately vest 100%. The Company match for each of the three and six-months ended November 30, 2008 and 2007 were $0, $7,780, $7,456 and $23,431 respectively.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

Recent Accounting Pronouncements: Fair Values of Assets and Liabilities: The Company adopted Statement of Financial Accounting Standards No. 157 ("SFAS 157"), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. This Statement became effective for the Company on June 1, 2008 and did not have a material impact on the Company's consolidated financial statements. The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption. SFAS 159 also became effective for the Company on June 1, 2008 and did not have a material impact on the Company's consolidated financial statements.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company had no such assets as of November 30, 2008.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

At May 31, 2008 the investment consisted of an auction market preferred security, valued using Level 2 methodology.

Note 4: Contract Receivables

Accounts receivable consisted of the following at:

	November 30, 2008	May 31, 2008

Contract receivables - billed	$ 113,318	$ 64,396
Contract receivables - unbilled	-	30,460
	$ 113,318	$ 94,856

The amount classified as other receivables and contract receivables unbilled is a retained fee on a recently completed government contract.

Note 5: Machinery and Equipment

Property and equipment are summarized by major classifications as follows:

	November 30,	May 31,
	2008	2008

Machinery and equipment	$ 403,836	$ 225,163
Furniture and fixtures	42,792	16,177
Automobiles	52,730	122,278
Software and computers	168,067	153,352
	667,425	516,970
Less accumulated depreciation	(432,447)	(478,149)
	$ 234,978	$ 38,821

Note 6: Intangible Assets

Intangible assets currently consist of costs associated with the newly acquired atmospheric glow technology, as well as the company's existing TIICM and AWSM technologies. As more fully explained in Note 2, above, the company has suspended all further research and development on the TIICM and AWSM technologies. Accordingly, we will be evaluating the carrying value of the TIICM and AWSM technologies to determine if those values have been impaired. The carrying values of TIICM and AWSM at November 30, 2008 were $53,196 and $12,676, respectively.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

Note 7: Note Payable

Note payable consists of an installment note relating to the financing of certain insurance policies. The note is payable is 10 equal installments of $7,407 commencing December 22, 2008 after a $12,750 down payment. Interest is at 5.47%

Note 8: Stockholders' Equity

Warrants: As of both November 30, 2008 and May 31, 2008, the Company had 1,919,200 warrants outstanding with exercise prices ranging from $3.30 to $5.40 with an expiration date of January 29, 2009. The weighted average exercise price was $3.49.

Stock Options: Under the Company's 2005 Stock Incentive Plan, there are 1,302,000 shares available for future awards at November 30, 2008. During the three and six-month period ended November 30, 2008, no award were made and 275,000 shares were cancelled. The weighted average exercise price of the 1,302,000 options outstanding is $3.50. The aggregate intrinsic value of the outstanding options is $0.

As of November 30, 2008 there was $30,055 of total unrecognized compensation cost related to the non-vested stock options that is expected to be expensed over the next one and one-quarter years.

Note 9: Subsequent Events

We have filed with the Nevada Secretary of State a Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock for Flight Safety Technologies, Inc. (the "Certificate") designating a Series A Convertible Preferred Stock ("Preferred Stock"), par value $0.01 per share. Each share of Preferred Stock has a liquidating value of $100 per share, is convertible into 1,429 shares of Common Stock of the Company (subject to adjustment) and pays a cash dividend of 8% or a dividend in kind of 10%. The dividends are paid quarterly and are based on the original purchase price of the Preferred Stock. No dividends will accrue or be paid for any fiscal quarter where shares of our common stock, on a volume weighted average price, trade in excess of $0.14. Initially, each share of Preferred Stock will have the equivalent voting rights of 1,429 shares of common stock and will vote with our existing common shareholders as a group on all matters subject to shareholder vote. However, the Preferred Stock shareholders will not be able to vote on issues involving redemption or a liquidation event until there has been an affirmative vote on such issues by our common stock shareholders. In that event,

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

they will be allowed to vote as a group with the Common Stock shareholders on such issues, in effect, giving them a veto right. In the event of a liquidation of the Company, the Preferred Stock will have a liquidating preference and will participate in any remaining liquidating proceeds on an as-converted basis with the common shareholders after receiving the liquidating value of their Preferred Stock. Each share of Preferred Stock is convertible at the option of the holder at any time into shares of our common stock by dividing the liquidity value of $100 by a conversion price of $0.07 per share of common stock. The number of shares of common stock issuable upon conversion is subject to antidilution protections if we issue additional shares of common stock at less than $0.07 per share and upon stock splits, dividends and certain other events. Reference is made to the Certificate of Designation for a complete description of the terms of the Preferred Stock. We will not register the shares of Preferred Stock or shares of common stock into which it may be converted with the U.S. Securities and Exchange Commission so as to make them eligible for publicly trading, and have no obligation or plans to do so in the future. Such shares will only be eligible to be sold or traded pursuant to the requirements of Rule 144, promulgated by the U.S. Securities and Exchange Commission, and applicable state securities laws.

SALE OF SHARES OF PREFERRED STOCK TO INVESTORS

Pursuant to a Purchase Agreement dated as of January 13, 2009 (the "Investor Purchase Agreement"), we are selling 4,400 shares of Preferred Stock for $100 per share to a group of investors (the "Investors") in order to raise an aggregate of $440,000 of equity for working capital purposes. Participating in this transaction are our two senior executives and three key employees (together "Employees"). Payment will be in the form of cash at closing, except for the employees who will purchase an aggregate amount of $100,000 of Preferred Stock. Four of these employees will purchase shares with a 20% cash payment at closing and by executing a non-interest bearing promissory note payable semimonthly with a maturity date of March 31, 2009. One of these employees will purchase shares with an 8% cash payment at closing and execute a non-interest bearing promissory note payable semimonthly with a maturity date of October 31, 2009. These notes are nonrecourse and collateralized solely by the employee's Preferred Stock. The Preferred Stock sold herewith, is convertible at $0.07 per share into a total of 6,285,714 shares of the Company's common stock, significantly diluting our existing common stock shareholders. In the Investor Purchase Agreement, we agree to indemnify investors against damages they may suffer as a result of our breach of certain representations and warranties we have made in that Agreement. Reference is made to the Certificate and the Investor Purchase Agreement for a complete description of the terms of the Preferred Stock.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

DESCRIPTION OF OUR ACQUISITION OF CFP WITH SHARES OF PREFERRED STOCK

Pursuant to a Purchase Agreement dated as of January 13, 2009 (the "CFP Purchase Agreement"), we are acquiring from the Cummins Family Limited Partnership, an Idaho limited partnership (the "Purchaser"), 100% of the outstanding stock of Cummins Family Produce, Inc., ("CFP") a potato packing business located in Idaho. The general partner and majority limited partner of the Purchaser is Cummins Family Holdings, LLC, an Idaho limited liability company controlled by Mr. Wes Cummins, a director of the Company. The consideration we are providing is the assumption of a bank promissory note in the amount of approximately $211,000 owed by Mr. Cummins in connection with the operations of CFP and 20,000 shares Preferred Stock we will issue at closing, valued at $2 million. Under a performance based earn-out provision, we are obligated to issue an additional number of shares of Preferred Stock, such that the total purchase price is equal to 4.25 times the yearly average EBITDA calculated over the next two years, less the value of the bank promissory note assumed. Immediately prior to this transaction, CFP will execute (a) a 5-year supply agreement with Southern Slope, Inc., and Black Rock Ag., Inc. (together the "Growers") who will provide their entire potato harvest to the packing facility and (b) a 5-year lease agreement whereby CFP will lease the packing facility and equipment from Cummins Family Holdings, LLC. We believe that both agreements reflect current pricing in the industry. We have no rights to renew these agreements. Mr. Cummins is a majority shareholder in Southern Slope, Inc. and family members of his are the majority shareholders in Black Rock Ag., Inc. The Preferred Stock initially issued to the Purchaser in regard to this transaction is convertible at $0.07 per share into a total of 28,571,429 shares of our common stock and will substantially dilute our existing common shareholders. As a result of this transaction, Mr. Cummins will control over 60% of the voting shares of the Company.

In the CFP Purchase Agreement, we agree to indemnify the Purchaser against damages it may suffer as a result of our breach of certain representations and warranties we have made in that Agreement. The Purchaser also has agreed to indemnify us against damages that may result if it breaches certain representations and warranties it has made relating to CFP and the Purchaser. Reference is made to, and each investor in the Preferred Stock must review, the CFP Purchase Agreement for a complete description of the terms of the CFP transactions.

RELATED PARTY TRANSACTIONS

As previously stated, Mr. Wesley Cummins is a director and shareholder of the Company, and holds a controlling interest in Cummins Family Limited Partnership, Cummins Family Holdings, LLC and Southern Slope, Inc. Mr. Wesley Cummins' family members hold a controlling interest in Black Rock Ag., Inc.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

Mr. James Schwartz, a director of the Company, is the managing member of Harvey Partners, LLC, a Delaware limited liability company that is the manager of Harvey SMidCap Fund LP, a Delaware limited partnership, and Harvey SMidCap Offshore Fund, Ltd., a Cayman Islands exempted company, which are participating in the Preferred Stock offering.

Mr. Kenneth Wood, President and Chief Executive Officer and a director of the Company is participating in the Preferred Stock offering.

Mr. Richard S. Rosenfeld, Chief Financial Officer, Vice president of Operations, Secretary/Treasurer is participating in the Preferred Stock offering.

CHANGE IN CONTROL

As a result of these transactions, Mr. Wesley Cummins will exercise or control in excess of 60% of the voting power of the Company.

This change in control will also create limitations to the use of the Company's existing net operating tax loss carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this annual report on Form 10-Q for the three and six month periods ended November 30, 2008 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, availability of capital to fund operations, research and development, the impact of competitive products and pricing, limited visibility into future product demand, generally slower economic growth, difficulties inherent in the development of complex technology, new products sufficiency, fluctuations in operating results, and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our annual report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

We have four basic developmental technologies, all in the field of aviation security that we were pursuing. These technologies were substantially funded by government contracts. We have been unsuccessful in securing additional funding for these projects, and at May 31, 2008 decided to suspend all efforts on them.

In an effort to reduce our reliance on our aviation security technologies, we have undertaken an effort to identify potential diversifying, technology-based acquisitions to enhance shareholder value and provide better opportunity for profitable operations. To that end, through our wholly owned subsidiary, Advanced Plasma Products, Inc. ("APP"), which is a Nevada corporation, we have licensed patent rights from the University of Tennessee Research Foundation relating to atmospheric glow plasma technology. In addition, APP acquired the key assets from the previous licensee of that technology, hired some of its key employees, and secured a lease on its former facility. We believe that this technology has been advanced to the stage where several products can be commercialized and released to the market within two years.

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

The report of our independent registered public accountant issued in conjunction with our audited financial statements and notes thereto for the year-ended May 31, 2008 indicated that there is substantial doubt about our ability to continue as a going concern. We have had recurring losses from operations that have greatly diminished our financial resources. Our liquidity to date has primarily been provided by revenue from government contracts and proceeds from the sale of its equity securities. Because we have not been successful in securing any additional government funding for development of our aviation security technologies, it became apparent that we needed to rely on the sale of equity securities and/or some type of financial transaction in order to generate sufficient working capital to successfully commercialize our newly acquired plasma gas technology and to pay for ongoing operations. In Item 5 of this Report on Form 10-Q, we described certain transactions we closed on January 14, 2009 which partially fill our need for working capital.

On September 29, 2008, we were delisted from the American Stock Exchange for failure to maintain the required listing standards. Our shares of common stock currently trade on the over-the-counter market under the symbol "FLTS".

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

Results of Operations

Revenues: Revenues for the three and six months ended November 30, 2008 and 2007 of $82,858, $75,144, $137,713 and $121,345 respectively, consisted entirely of revenue from our hydrodynamic software development contracts issued by companies in the maritime industry. The level of revenues is dependent upon the hours worked on the tasks required. As of November 30, 2008, we terminated these contracts as the software developer who worked on them resigned. We do not have the personnel to complete these contracts, nor do we believe we can hire such replacement personnel, therefore we expect these contracts to be cancelled.

Cost of revenues: Cost of revenues for the three and six months ended November 30, 2008 and 2007 were $35,997, $35,265, $61,036 and $78,016, respectively. It is comprised of subcontract, consultant and direct labor costs. The variances between the periods reported reflects the differences in direct labor hours incurred and billed and whether subcontractors and consultants were used.

Selling, general and administrative expenses: Selling, general and administrative expenses for the three and six months ended November 30, 2008 and 2007 were $427,137, $742,980, $765,536 and $1,557,907, respectively. For the three-months ended November 30, 2008 and 2007, the decrease in expenses of $315,843 resulted from the curtailment of operations in the aviation security part of our business which reduced expenditures by $408,709, partially offset by expenses relating to acquisition and development of our newly acquired plasma gas technology of $92,866. For the six months ended November 30, 2008 and 2007, the decrease in expenses of $792,371 also related to the curtailment of operations in the aviation security part of our business which reduced expenditures by $885,237, partially offset by expenses of $92,866 of the plasma gas technology.

Depreciation and amortization: Depreciation and amortization expense for the three and six months ended November 30, 2008 and 2007 was $18,753, $27,250, $25,941 and $54,500, respectively. For all periods involved, the reduction in depreciation and amortization related to the write-down or disposition of several assets and the completion of depreciation on other assets, partially offset by depreciation expense relating to the Plasma business.

Research and development: Research and development expenses for the three and six months ended November 30, 2008 and 2007 were $$69,644, $84,338, 90,726 and $193,760, respectively. The reductions in each of the respected periods resulted from the decision to suspend all development activities on our aviation related technologies until we are able to raise sufficient working capital for such purposes.

Other income: Other income for the three and six month periods ending November 31, 2008 relates to the disposition of several vehicles and fully-depreciated surplus equipment..

Interest income, net: Interest income, net for the three and six months ended November 30, 2008 and 2007 was $2,330, $30,973, $5,462 and $70,773, respectively. The reduction in each of the periods presented was attributable to a reduction in cash available for investment in interest bearing investments and accounts.

Liquidity and Capital Resources

The report of our independent registered public accountant issued in conjunction with our audited financial statements and notes thereto for the year-ended May 31, 2008 indicated that there is substantial doubt about our ability to continue as a going concern. Our sources of liquidity have been primarily from government contracts and equity financings. We have undertaken several actions to mitigate the liquidity issue. We have suspended all research and development activities on our related aviation technologies, as we currently do not have the funds to continue such efforts. In the event third party funding becomes available for this effort we will re-evaluate the resumption of such activities. In addition, our maritime contracts were terminated as a result of the resignation of the employee who specialized in such research and development. The maritime contracts were the Company's sole source of revenue in all periods presented. This lack of funding has had an adverse impact on our ability to develop our current aviation and security related technologies. As a result we have undertaken to diversify our technology base by identifying other technologies to reduce our reliance on our current technologies.

As a result of this diversification effort, on September 10, 2008, we finalized our licensing agreement with the University of Tennessee Research Foundation for the licensing of patent rights related to atmospheric glow plasma technology. The agreement provides for exclusive worldwide rights to commercialize the technology in all but a few fields of use. The payment for the UTRF license agreement consists of our issuance of 260,417 shares of our common stock to UTRF and on-going royalties which we believe are generally in line with the market for this type of license. The UTRF license agreement is filed as Exhibit 10.6 to this Report on Form 10-Q without certain information proprietary to UTRF that it has required us to redact. We believe this technology can be applied to produce products used for, among other things, the sterilization or cleaning of a wide variety of objects and substances, such as medical instruments and air. Commercialization of this technology will require final product development and for certain applications may require regulatory approval. Additionally, in a related transaction on August 28, 2008, we purchased the assets of the previous licensee of this technology. These assets included essential instrument prototypes, engineering drawings, test equipment and a variety of facility related assets. The payment to the prior licensee for the assets was $125,000 cash and $200,000 paid by the issuance of 289,436 shares of our common stock. We have also hired two senior executives to manage the newly acquired technology and oversee the overall growth plan for the Company, due to their experience in growing early stage companies. As of September 2008, we started incurring additional operating costs relating to this new business. The Company's previous senior management had since resigned.

To develop products under the licensed technology and bring products to market, we estimate that we will require approximately $2.5 million of new working capital. We are looking to obtain this working capital with proceeds from one or more private placements of our securities, some type of financial transaction or a combination of both. On January 14, 2009, we completed a series of transactions in order to generate a portion of the required additional working capital, including the acquisition of a potato packing business located in Idaho known as Cummins Family Produce Inc., an Idaho corporation. In Item 5 of this Report on Form 10-Q, we describe these transactions and their anticipated impact on us and we refer the reader to Item 5 which must be read as a continuation of this discussion of our liquidity and capital resources.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: Risk Factors

The following discussion supplements the discussion of the Company's known trends, risks and uncertainties contained in the Company's Annual Report filed on form 10-KSB for the year-ended May 31, 2008.

RISKS RELATING TO CONTINUATION OF OUR BUSINESS

To develop products under the licensed technology and bring products to market, we estimate that we will require approximately $2.5 million of new working capital. We are looking to obtain this working capital with proceeds from one or more private placements of our securities, some type of financial transaction or a combination of both. On January 14, 2009, we completed a series of transactions in order to generate additional working capital. See Item 5 in this Form 10-Q for a full description of the transactions. As a result of these transactions, we anticipate we will have sufficient cash resources into the middle of our fiscal 4th quarter, i.e., approximately April 15, 2009, at which time we will need to seek additional working capital. We anticipate the amount of such additional working capital could be in the range of approximately $350,000 to $500,000 but cannot predict or estimate such amount with certainty as the ultimate amount will depend on many variables, such as potential third party development or licensing fees, the pace and success of our product development and sales, and cash generated the by the transactions described in Note 9. In the event we are unable to secure additional working capital we will have to curtail our operations accordingly, thus slowing down our product development and marketing efforts. Any curtailment of our operations could have a material adverse effect on our operations and financial position.

Risks Related to Our Business

CONTINUING OPERATING LOSSES

We have a history of incurring significant operating losses, including an operating loss of $775,783 for the six-months ended November 30, 2008. We anticipate that we will continue to incur operating losses until such time as we are able to successfully commercialize our newly licensed technology. However, we can provide no assurances as to when, if ever, we will achieve operating profits or if we do, that we will be able to sustain such profitability and at what level of profitability.

OUR SUCCESS DEPENDS ON OUR SUCCESSFUL COMMERCIALIZATION OF THE ATMOSPHERIC GLOW PLASMA TECHNOLOGY

Our future success will depend on our ability to execute our operating plan to commercialize our newly acquired atmospheric glow plasma technology. On September 2, 2008 we organized a wholly owned subsidiary named Advanced Plasma Products, Inc. ("APP") to develop our 'plasma products line of business. APP has no history of operations or experience in commercialization of technology. We believe that our new senior management will be able to provide the necessary expertise to manage the commercialization of the technology, including the identification, acquisition and retention of the necessary resources. However, we estimate we will need approximately $2.5 million of working capital to execute our operating plan. There can be no assurances that we will be successful in obtaining this working capital at all or in a timely manner.

GOVERNMENT APPROVAL OF OUR PRODUCTS

Certain markets to be targeted by APP will require that our products receive governmental approval before they can be offered for sale. There can be no assurances that we will be able to secure such governmental approval or that we can get such governmental approval on a timely basis to take advantage of market conditions.

LOSS OF KEY PERSONNEL

The future success of APP depends to a significant degree on the skills, experience and efforts of Messrs. Wood and Rosenfeld and certain key employees of APP and of the Company. The loss of any one or more of those individuals for any reason could have a material adverse impact on the operations of APP and the Company. We anticipate hiring additional expertise so as to minimize this risk, but will be unable to do so until we have raised sufficient working capital. However, there is no assurance that we will be able to hire the additional expertise or be able to do so in a timely manner.

SUCCESSFUL SALES AND MARKETING

The sales and marketing of our products will require us to find additional capable employees or distributors and manufacturer's representatives, who can understand, explain, market, and sell our technology and products to our targeted markets. We may not be successful in attracting, integrating, motivating or retaining new personnel for this effort.

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

ACQUISITIONS COULD DISRUPT OUR BUSINESS

We may attempt to acquire businesses or technologies that we believe are a strategic or financial fit with our business. Any future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention. Since we may not be able to accurately predict these difficulties and expenditures, these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest.

Risks Related to Investment in Our Securities

RISKS RELATING TO PENNY STOCKS

On September 29, 2008 our securities were delisted from the American Stock Exchange because we were unable to meet the continuing listing requirements relating to minimum stockholders' equity, share price and our history of continuing losses. Our share price was $.20 at the time our delisting. Securities trading below $5.00 per share are subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker-dealers in connection with any trades involving a security defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Shares of our common stock are now trading over-the-counter.

RISKS RELATING TO SHAREHOLDER DILUTION

We have indicated that we need to raise an additional approximately $2.5 million dollars in working capital. The transactions we describe in Item 5 to this Report on Form 10-Q result in substantial dilution to our shareholders. With the trading range of the share price of our common stock between approximately $.02 and $.50, any future issuance of securities will significantly dilute the position of current shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

a.     The Company held its annual meeting on November 13, 2008.
b.     Not applicable
c.     Each matter voted upon at the meeting:
       (i)     Election of Directors

	For	Withheld
Kenneth S. Wood	6,057,281	234,672
Joseph J. Luca	6,056,281	235,672
James A. Schwartz	6,057,448	234,505
Wes Cummins	6,057,415	234,538

       (ii)     Ratification of Appointment of Directors

	For	Against	Abstain	BNV
Beneficial common	6,201,002	32,615	15,287	0
Registered common	38,551	1,397	3,100	0

Item 5. Other Information

Entry into Material Definitive Agreements, Completion of Acquisition of Assets, and Unregistered Sales of Equity Securities

DESCRIPTION OF SERIES A CONVERTIBLE PREFERRED STOCK

On December 16, 2008, we filed with the Nevada Secretary of State a Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (the "Certificate") designating a Series A Convertible Preferred Stock ("Preferred Stock"), par value $0.001 per share. Each share of Preferred Stock has a liquidating value of $100 per share, is convertible into 1,429 shares of Common Stock of the Company (subject to adjustment) and pays a cash dividend of 8% or a dividend in kind of 10%. The dividends are paid quarterly and are based on the original purchase price of the Preferred Stock. No dividends will accrue or be paid for any fiscal quarter where shares of our common stock, on a volume weighted average price, trade in excess of $0.14. Initially, each share of Preferred Stock will have the equivalent voting rights of 1,429 shares of our common stock and will vote with our existing common shareholders as a group on all matters subject to shareholder vote. However, the Preferred Stock shareholders will not be able to vote on issues involving redemption or a liquidation event until there has been an affirmative vote on such issues by our common stock shareholders. In that event, they will be allowed to vote as a group with our common stock shareholders on such issues, in effect, giving them a veto right. In the event of a liquidation of our assets, the Preferred Stock will have a liquidating preference and will participate in any remaining liquidating proceeds on an as-converted basis with our common shareholders after receiving the liquidating value of their Preferred Stock. Each share of Preferred Stock is convertible at the option of the holder at any time into shares of our common stock by dividing the liquidity value of $100 by a conversion price of $0.07 per share of common stock. The number of shares of common stock issuable upon conversion is subject to antidilution protections if we issue additional shares of common stock at less than $0.07 per share and upon stock splits, dividends and certain other events. The preceding description of the Preferred Stock is qualified in all respects by and reference is made to the Certificate which is filed as Exhibit 10.1 hereto, for a complete description of the terms of the Preferred Stock.

We will not register the shares of Preferred Stock or shares of common stock into which it may be converted with the U.S. Securities and Exchange Commission so as to make them eligible for publicly trading, and have no obligation or plans to do so in the future. Such shares will only be eligible to be sold or traded pursuant to the requirements of Rule 144, promulgated by the U.S. Securities and Exchange Commission, and applicable state securities laws.

SALE OF SHARES OF PREFERRED STOCK TO INVESTORS

On January 13, 2009, we entered into a Purchase Agreement (the "Investor Purchase Agreement"), pursuant to which on January 14, 2009 we sold and issued 4,400 shares of Preferred Stock for $100 per share to a group of investors (the "Investors") in order to raise an aggregate of $440,000 of equity for working capital purposes. Participating in this transaction are our two senior executives and three key employees (together "employees"). Payment will be in the form of cash at closing, except for the employees who will purchase an aggregate amount of $100,000 of Preferred Stock. Four of these employees will purchase shares with a 20% cash payment at closing and by executing a non-interest bearing promissory note payable semimonthly with a maturity date of March 31, 2009. One of these employees will purchase shares with an 8% cash payment at closing and execute a non-interest bearing promissory note payable semimonthly with a maturity date of October 31, 2009. These notes are nonrecourse and collateralized solely by the employee's Preferred Stock.

The Preferred Stock sold herewith, is convertible at $0.07 per share into a total of 6,285,714 shares of the Company's common stock, and significantly dilutes our existing common stock shareholders.

In the Investor Purchase Agreement, we agree to indemnify investors against damages they may suffer as a result of our breach of certain representations and warranties we have made in that Agreement.

The preceding description is qualified in all respects by and reference is made to, the Certificate and the Investor Purchase Agreement, respectively filed as Exhibits 10.1 and 10.2 hereto.

SALE OF SHARES OF PREFERRED STOCK TO ACQUIRE NEW BUSINESS

On January 13, 2009, we entered into a Purchase Agreement (the "CFP Purchase Agreement"), pursuant to which on January 14, 2009 we sold and issued 20,000 shares of Preferred Stock for $100 per share to Cummins Family Limited Partnership, an Idaho limited partnership (the "Purchaser"). The Purchaser conveyed and transferred to us 100% of the outstanding stock of Cummins Family Produce, Inc., ("CFP") a potato packing business located in Idaho. The general partner and majority limited partner of the Purchaser is Cummins Family Holdings, LLC, an Idaho limited liability company controlled by Mr. Wes Cummins, a director of the Company. The consideration we are providing to the Purchaser also includes CFP's assumption of a bank promissory note in the amount of approximately $211,000 incurred and owed by Mr. Cummins in connection with the operations of CFP. Under a performance based earn-out provision, we are obligated to issue an additional number of shares of Preferred Stock, such that the total purchase price is equal to 4.25 times the yearly average EBITDA of CFP calculated over the next two years, less the value of the bank promissory note assumed.

Just prior to the closing of this transaction, CFP executed (a) a 5-year supply agreement with Southern Slope, Inc., and Black Rock Ag., Inc. (together the "Growers") who will provide their potato harvest to the potato packing facility operated by CFP and (b) a 5-year lease agreement whereby CFP will lease the packing facility and equipment from Cummins Family Holdings, LLC, an Idaho limited liability company, which is controlled by Mr. Cummins. We believe that both agreements reflect current pricing in the industry. We have no rights to renew these agreements. Mr. Cummins is a majority shareholder in Southern Slope, Inc. and family members of his are the majority shareholders in Black Rock Ag., Inc.

The Preferred Stock initially issued to the Purchaser in regard to this transaction is convertible at $0.07 per share into a total of 28,571,429 shares of our common stock and substantially dilutes our existing common shareholders. As a result of this transaction, Mr. Cummins will control over 60% of our voting shares.

In the CFP Purchase Agreement, we agree to indemnify the Purchaser against damages it may suffer as a result of our breach of certain representations and warranties we have made in that Agreement. The Purchaser also has agreed to indemnify us against damages that may result if it breaches certain representations and warranties it has made relating to CFP and the Purchaser.

The preceding description is qualified in all respects by and reference is made to, the Certificate, CFP Purchase Agreement, the Supply Agreement and the Lease Agreement, respectively filed as Exhibits 10.1, 10.3, 10.4 and 10.5 hereto, for a complete description of the terms of the CFP transactions.

DESCRIPTION OF NEW BUSINESS

Independent potato growers generally do not take their product directly to market. They contract with packers, such as Cummins Family Produce, Inc., the company we have acquired, which charges a packing fee to clean, grade, pack, and sell the potatoes to end users in the specific packing configurations requested by the customer. We believe the commodity risk to CFP is mitigated in that the amount it will pay to the grower generally will be the difference between the sales price of the potatoes to the customer and the packing fee paid to CFP. The more potatoes that CFP can bring into its operation and the better the quality of the potato, the more packing revenue it can generate. This operation is highly automated and we believe can handle significant growth in its business without additional capital outlays, by extending or adding additional shifts of processing labor. We anticipate that this business can generate between $700,000 and $900,000 of free cash flow per year, as currently configured, although realization of revenue will depend on many factors and we can make no assurance as to the ultimate amount of revenue or cash flow that CFP will generate for us.

Our basic goal is to acquire cash flow, not hard assets, that CFP generates over a five year period, since the facility and equipment for the packing operation are being leased to us under a five (5) year lease and we have no renewal rights. Primarily all of the purchase price will be accounted for as goodwill. CFP has four full time salaried employees and approximately twenty hourly employees. We anticipate that all current employees of CFP will remain with CFP, including the current employee who manages its day-to-day operations.

RATIONALE FOR ACQUISTION OF NEW BUSINESS

We consider our acquisition of CFP strictly as a financial transaction by which we intend to procure cash flow from CFP over a five year period that will support development, marketing and sales of the atmospheric glow plasma technology we licensed from the University of Tennessee Research Foundation. As we have previously indicated, we need approximately $2.5 million over a period of time in order to execute our business plan with respect to the acquired atmospheric glow plasma technology. It became apparent that we would not be able to raise that amount of equity in a single transaction as a result of the deterioration of our financial condition, the delisting from Amex, the decline of our share price and the current state of the financial markets. Our management and directors therefore explored other means to provide the needed capital.

The cash provided by our sale of $440,000 of Preferred Stock will provide us with the initial capital to continue product development and start sales and marketing effort in our plasma business. We anticipate the cash provided by the CFP packing facility acquisition will supplement the initial capital as well as continue to supplement our monthly cash needs into our fourth fiscal quarter that begins March 1, 2009 so as to enable us to continue to operate and enable our wholly owned subsidiary, APP, to continue to develop the atmospheric plasma glow technology. However, we anticipate that by the middle of our fiscal 4th quarter, i.e., approximately April 15, 2009, we will need to secure additional working capital financing, until product revenues and cash flow from the packing facility create a sustainable operation. We anticipate the amount of such additional working capital could be in the range of approximately $350,000 to $ 500,000 but cannot predict or estimate such amount with certainty as the ultimate amount will depend on many variables, such as potential third party development or licensing fees, the pace and success of our product development and sales, and cash generated by CFP. In the event we are unable to secure additional working capital we will have to curtail our operations accordingly, thus slowing down our product development and marketing efforts. Any curtailment of our operations could have a material adverse effect on our operations and financial position.

OTHER ISSUANCES OF SHARES OF OUR COMMON STOCK

To complete the licensing of the atmospheric glow technology, we issued 260,417 shares of our unregistered common stock to UTRF on January 7, 2009. We also are issuing 20,000 shares of our common stock to a former employee as part of a severance and transition assistance package.

CERTAIN RISK FACTORS

CFP acquired its packing business in May, 2008. As part of its diligence, our management has visited the operations of CFP and reviewed its books and records and unaudited financial statements. CFP has only been in operation since May 2008 and does not have audited financial statements.

Because of cash constraints, we have not received a third party evaluation or fairness opinion on the foregoing transactions. Our management and board of directors has evaluated and discussed these transactions both with the input of Mr. Cummins and outside of his presence, and in view of the alternatives, believe they are fair and in the best interests of our shareholders. Mr. Cummins recused himself from all director votes required to approve these transactions.

In addition to the risks described above and those set forth in our Annual Report of Form 10-KSB for the year ended May 31, 2008 and in our quarterly report of Form 10-Q for the quarter ended August 31, 2008, which are hereby incorporated by reference, there will be other risks associated with our acquisition of CFP such as:

1.     Falling demand for potatoes
2.     Poor potato harvests
3.     Loss of key employees of CFP
4.     Increase in operating costs of CFP
5.     Failure to achieve the expected cash flow levels
6.     Failure of potato growers to maintain required acreage resulting in supply shortages
7.     Poor quality potato product
8.     Competition from other potato packers
9.     Inability to keep the potato packing schedule full
10.     Catastrophic breakdown in equipment and software relating to the automated potato packing processes
11.     Failure to raise the additional working capital projected to be needed in our fiscal 4th quarter

RELATED PARTY TRANSACTIONS

As previously stated, Mr. Wesley Cummins, who is a director and shareholder of the Company, and holds a controlling interest in Cummins Family Limited Partnership, Cummins Family Holdings, LLC and Southern Slope, Inc., is a principal and affiliate of CFP, the company we are purchasing and a principal or affiliate of the other parties to the Supply Agreement and Lease Agreement. Mr. Wesley Cummins' family members hold a controlling interest in Black Rock Ag., Inc.

Mr. James Schwartz, a director of the Company, is the managing member of Harvey Partners, LLC, a Delaware limited liability company that is the manager of Harvey SMidCap Fund LP, a Delaware limited partnership, and Harvey SMidCap Offshore Fund, Ltd., a Cayman Islands exempted company, which are participating in the Preferred Stock offering.

Mr. Kenneth Wood, President and Chief Executive Officer and a director of the Company is participating in the Preferred Stock offering.

Mr. Richard S. Rosenfeld, Chief Financial Officer, Vice President of Operations, Secretary/Treasurer is participating in the Preferred Stock offering.

Changes in Control of Registrant

As previously described, as a result of the transactions that occurred on January 14, 2009 as previously described in this report, Mr. Cummins, or his affiliates, own approximately 60% of our outstanding equity securities, comprised of our common shares and shares of Preferred Stock, and, subject to the rights and limitations contained in the Certificate, can cast approximately 60% of the votes attributable to all of our outstanding securities.

In addition, Mr. Cummins' voting the Preferred Stock as a class effectively can veto fundamental transactions, such as a sale of assets or merger.

This change in control will also create limitations to the use of our existing net operating tax loss carryforwards.

Amendment to Bylaws

Effective on December 15, 2008, we amended our bylaws by a unanimous vote of our board of directors, with Mr. Cummins abstaining, to add a new Section 6.11 that makes Sections 78.378 through and including Section 78.3793 of the Nevada Revised Statutes inapplicable to us.

Item 6. Exhibits

The following is a list of exhibits filed as part of the quarterly report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Exhibit Number	Description
3ii	*Amended and Restated Bylaws of Flight Safety Technologies, Inc.
3.1	Amended and Restated Articles of Incorporation (1)
10.1

*Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock for Flight Safety Technologies, Inc. dated December 15, 2008

10.2	*Purchase Agreement dated as of January 13, 2009
10.3	*Investor Purchase Agreement dated January 13, 2009
10.4	*Supply Agreement dated as of January 13, 2009
10.5	*Lease Agreement dated as of January 13, 2009
10.6	*UTRF License Agreement dated as of September 10, 2008
10.9	Agreement between Flight Safety Technologies, Inc. and Advanced Acoustics Concepts, Inc., dated January 14, 2000 (2)
10.11	Phase IV Contract issued by U.S. Department of Transportation/RITA/Volpe Center, dated September 1, 2005 (3)
31.1	*Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
31.2	*Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.1	*Certification of Chief Executive Officer and Chief Financial Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*Submitted herewith
(1)	Incorporated by reference to Exhibit 3.1 on our Form 10-QSB, which was filed on April 6, 2004.
(2)	Incorporated by reference to Exhibit 10.9 on our Form SB-2/A, which was filed on November 26, 2003.
(3)	Incorporated by reference to Exhibit 10.11 on our Form 10-QSB, which was filed on September 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2009	Flight Safety Technologies, Inc. a Nevada corporation By:/s/ Kenneth Wood
Kenneth S. Wood Chief Executive Officer
Date: January 16, 2009	By:/s/ Richard S. Rosenfeld
Richard S. Rosenfeld Chief Financial Officer