Form 10-Q/A
period 2008-11-30
FLIGHT SAFETY TECHNOLOGIES INC
filed 2009-02-05
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

Explanatory Note

This Amendment No 1. on Form 10-Q/A (this "Amendment") amends our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2008, as filed with the Securities and Exchange Commission on January 16, 2009 (the "Original Filing"). This Amendment is filed solely to (i) file a corrected Exhibit 10.1/A which is the final version of the Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock for Flight Safety Technologies, Inc., dated December 15, 2008, which was accurately described in Item 5 of the Original Filing but which, as attached as Exhibit 10.1 to our Original Filing, contained minor deviations from the final form that we adopted and filed with the Nevada Secretary of State; (ii) attach a note immediately after the description of Exhibit 10.6/A in our List of Exhibits under Item 6 of Part II to disclose that we have requested confidential treatment from the U.S. Securities and Exchange Commission of certain information we redacted from the UTRF License Agreement filed as Exhibit 10.6 to our Original Filing and file a new Exhibit 10.6/A that more clearly designates where we redacted the information; and (iii) pursuant to the rules of the SEC, Exhibits 31.1, 31.2 and 32.1 under Item 6 of Part II of the Original Filing have been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by the Sarbanes-Oxley Act of 2002.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. This Form 10-Q/A only amends and restates the certain information as previously noted, and no other items in the Original Filing are amended hereby. Except for the amended and restated information described above and contained herein, information has not been updated to reflect events subsequent to January 16, 2009, the filing date of the Original Filing.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX

PART I-FINANCIAL INFORMATION

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

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited) (Continued)

At May 31, 2008 the investment consisted of an auction market preferred security, valued using Level 2 methodology.

Note 4: Contract Receivables

Accounts receivable consisted of the following at:

	November 30, 2008	May 31, 2008

Contract receivables-billed	$ 113,318	$ 64,396
Contract receivables-unbilled	-	30,460
	$ 113,318	$ 94,856

The amount classified as other receivables and contract receivables unbilled is a retained fee on a recently completed government contract.

Note 5: Machinery and Equipment

Property and equipment are summarized by major classifications as follows:

	November 30,	May 31,
	2008	2008

Machinery and equipment	$ 403,836	$ 225,163
Furniture and fixtures	42,792	16,177
Automobiles	52,730	122,278
Software and computers	168,067	153,352
	667,425	516,970
Less accumulated depreciation	(432,447)	(478,149)
	$ 234,978	$ 38,821

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

Research and development: Research and development expenses for the three and six months ended November 30, 2008 and 2007 were $$69,644, $84,338, $90,726 and $193,760, respectively. The reductions in each of the respected periods resulted from the decision to suspend all development activities on our aviation related technologies until we are able to raise sufficient working capital for such purposes.

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
10.1/A

*Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock for Flight Safety Technologies, Inc. dated December 15, 2008

10.2	*Purchase Agreement dated as of January 13, 2009
10.3	*Investor Purchase Agreement dated January 13, 2009
10.4	*Supply Agreement dated as of January 13, 2009
10.5	*Lease Agreement dated as of January 13, 2009
10.6/AV	*UTRF License Agreement dated as of September 10, 2008
10.9	Agreement between Flight Safety Technologies, Inc. and Advanced Acoustics Concepts, Inc., dated January 14, 2000 (2)
10.11	Phase IV Contract issued by U.S. Department of Transportation/RITA/Volpe Center, dated September 1, 2005 (3)
31.1	*Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
31.2	*Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.1	*Certification of Chief Executive Officer and Chief Financial Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*Submitted herewith
(1)	Incorporated by reference to Exhibit 3.1 on our Form 10-QSB, which was filed on April 6, 2004.
(2)	Incorporated by reference to Exhibit 10.9 on our Form SB-2/A, which was filed on November 26, 2003.
(3)	Incorporated by reference to Exhibit 10.11 on our Form 10-QSB, which was filed on September 7, 2006.
V	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2009	Flight Safety Technologies, Inc. a Nevada corporation By: /s/ Kenneth S. Wood
Kenneth S. Wood Chief Executive Officer
Date: February 5, 2009	By: /s/ Richard S. Rosenfeld
Richard S. Rosenfeld Chief Financial Officer