Form 10-Q
period 2009-02-28
FLIGHT SAFETY TECHNOLOGIES INC
filed 2009-04-13
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For The Quarterly Period Ended	February 28, 2009

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
Commission File Number:	000-33305

FLIGHT SAFETY TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	95-4863690

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

924 Corridor Park Blvd, Knoxville, TN 37932

(Address of principal executive offices)

(865) 777-3780

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

     Yes ☐      No ☒

The number of shares of common stock outstanding as of April 9, 2009 was 8,945,063 shares.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Unaudited

ASSETS	February 28, 2009	May 31, 2008
Current assets:
Cash and cash equivalents	$ 389,796	$ 877,899
Customer receivables	1,075,328	64,396
Inventory	121,916	-
Investment, at fair value	-	125,000
Other current assets	91,776	60,512
	1,678,816
Machinery and equipment, net of accumulated depreciation of $449,440 and $478,149, respectively	274,001	38,821
Other assets:
Intangible assets, net of accumulated amortization of $104,589 and $10,662, respectively	2,523,619	68,188
Other receivable	-	30,460
Total Assets	$ 4,476,436	$ 1,265,276

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 1,571,530	$ 187,574
Accrued expenses	286,477	289,739
Accrued dividends	31,663	-
Notes payable and current portion of long-term debt	135,385	-
	2,025,055

Long-term note payable	109,634	-

Stockholders' equity:
Series A, convertible preferred stock, $.001 par value authorized 70,000 shares, 24,400 issued and outstanding, less notes receivable of $29,333	2,410,667	-
Common stock, $.001 par value, 50,000,000 shares authorized, 8,981,363 and 8,431,510 shares outstanding, respectively	8,981	8,432
Additional paid-in-capital	13,854,425	13,470,027
Treasury stock, 36,300 shares, at cost	(62,371)	(62,371)
Accumulated deficit	(13,869,955)	(12,628,125)
	2,341,747
Total Liabilities and Shareholders' Equity	$ 4,476,436	$ 1,265,276

The accompanying notes are an integral part of these consolidated financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE-MONTHS ENDED
FEBRUARY 28, 2009 AND FEBRUARY 29, 2008 (unaudited)

	Three-months ended		Nine-months ended
	2009	2008	2009	2008

Revenues	$ 1,531,804	$ 125,885	$ 1,669,517	$ 247,230
Cost of revenues	1,322,812	31,269	1,383,848	109,285
Gross profit	208,992	94,616	285,669	137,945

Operating expenses:
Selling, general and administrative	449,364	791,777	1,214,900	2,349,685
Depreciation and amortization	105,190	27,250	131,131	81,750
Research and development	84,903	36,373	175,629	230,133
Other income	-	-	(24,281)	-
Total operating expenses	639,457	855,400	1,497,379	2,661,568

Operating loss	(430,465)	(760,784)	(1,211,710)	(2,523,623)

Interest income (expense), net	(2,598)	12,217	2,864	82,990

Loss before provision for income taxes	(433,063)	(748,567)	(1,208,846)	(2,440,633)

Provision for income taxes	1,321	-	1,321	-

Net loss	(434,384)	(748,567)	(1,210,167)	(2,440,633)

Dividends on preferred stock	31,663	-	31,663	-

Net loss to common shareholders	$ (466,047)	$ (748,567)	$(1,241,830)	$ (2,440,663)

Net loss per common share:
Basic	$ (0.05)	$ (0.09)	$ (0.14)	$ (0.29)
Diluted	$ (0.05)	$ (0.09)	$ (0.14)	$ (0.29)

Weighted average number of common shares outstanding:
Basic	8,945,063	8,372,133	8,755,420	8,300,465
Diluted	8,945,063	8,372,133	8,755,420	8,300,465

The accompanying notes are an integral part of these consolidated financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTHS ENDED
(unaudited)
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net loss to common shareholders	$ (1,241,830)	$ (2,440,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,131	81,750
Share-based compensation	34,947	142,224
Gain on disposition of assets	(18,393)	-
Common stock issued pursuant to legal settlement	-	185,000
Changes in operating assets and liabilities:
Customer and other receivables	(330,952)	10,897
Inventory	(65,614)	-
Accrued dividends	31,663	-
Other current assets	120,213	95,596
Accounts payable and accrued expenses	(34,318)	(23,830)
Net cash used in operating activities	(1,373,153)	(1,948,996)

Cash flows from investing activities:
Purchase of furniture and equipment	(22,050)	-
Proceeds from sale of investment securities	125,000	550,000
Proceeds from sale of assets	22,025	-
Cash of business acquired	493,581	-
Payments for patents and trademarks	(95,000)	(54,854)
Net cash provided by investing activities	523,556	495,146

Cash flows from financing activities:
Repayment of debt	(49,173)	-
Sale of preferred stock, net of notes receivable issuance	410,667	-
Net cash provided by financing activities	361,494	-

Net decrease in cash and cash equivalents	(488,103)	(1,453,850)
Cash and cash equivalents at beginning of period	877,899	2,439,911
Cash and cash equivalents at end of period	$ 389,796	$ 986,061

Supplemental non-cash disclosures:
Issuance of common stock for purchase of furniture and equipment and license fee	$ 350,000	$ -
Issuance of preferred stock for acquired business	2,000,000	-
Issuance of notes payable to finance prepaid expenses	89,477	-
Issuance of notes receivable in exchange for preferred tock	82,333	-
Proceeds on asset sale offset by amounts due	-	9,735

The accompanying notes are an integral part of these consolidated financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE-MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
	Series A Convertible Preferred Stock			Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders' Equity
	Shares	Amount	Notes Receivable	Shares	Amount
Balance May 31, 2007			-	8,331,510	$8,332	$13,125,455	$(165,463)	$(9,341,826)	$3,626,498

Issuance of treasury stock						11,942	103,092		115,034

Common stock issued				100,000	100	184,900			185,000

Share-based compensation						27,190			27,190

Net loss								(2,440,633)	(2,440,633)

Balance February 29, 2008			-	8,431,510	$8,432	$13,349,487	$ (62,371)	$(11,782,459)	$1,513,089

Balance May 31, 2008	-	-	-	8,431,510	$8,432	$13,470,027	$ (62,371)	$(12,628,125)	$ 787,963

Share-based compensation						34,947			34,947

Issuance of stock				549,853	549	349,451			350,000

Sale of preferred stock	4,400	$ 440,000	$ (82,333)						357,667

Note payments			53,000						53,000

Acquisition of CFP	20,000	2,000,000							2,000,000

Net loss								(1,210,167)	(1,210,167)

Dividend on preferred stock								(31,663)	(31,663)

Balance February 28, 2009	24,400	$2,440,000	$ (29,333)	8,981,363	$8,981	$13,854,425	$ (62,371)	$(13,869,955)	$ 2,341,747

The accompanying notes are an integral part of these consolidated financial statements

FLIGHT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Unaudited)

Note 1. Basis of Presentation

The interim consolidated financial statements include the accounts of Flight Safety Technologies, Inc. and it's newly formed wholly-owned subsidiary Advanced Plasma Products, Inc. ("APP") and as of January 1, 2009, its recently acquired wholly-owned subsidiary Cummins Family Produce, Inc. ("CFP").

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

As of January 1, 2009, we acquired 100% of the outstanding stock of Cummins Family Produce, Inc., a potato packing business located in Idaho. The consideration we provided is the assumption of a bank promissory note in the amount of approximately $204,000 and 20,000 shares Preferred Stock (see note 10) valued at $2 million. Under a performance based earn-out provision, we are obligated to issue an additional number of shares of Preferred Stock, such that the total purchase price is equal to 4.25 times the yearly average earnings before interest, taxes, depreciation and amortization calculated over the next two years, less the value of the bank promissory note assumed. Immediately prior to this transaction, CFP executed (a) a 5-year supply agreement with its primary growers who will provide their entire potato harvest to the packing facility and (b) a 5-year lease agreement whereby CFP will lease the packing facility and equipment from the prior owners. We believe that both agreements reflect current pricing in the industry. We have no rights to renew these agreements. See Notes 10 and 11 to our consolidated financial statements for a more detailed explanation of these transactions and for related party information.

These interim financial statements for the three and nine-months ended February 28, 2009 and February 28, 2008, included herein, have been prepared, without audit, pursuant to the rules and regulations of the SEC. Results for the periods presented are not necessarily indicative of results for the entire year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair statement of operating results for the interim periods have been made. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with our financial statements and related footnotes for the years ended May 31, 2008 and 2007 which are included in our annual report on Form 10-KSB filed on August 29, 2008.

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

The Company has had recurring losses from operations that have diminished its financial resources. Our liquidity to date has primarily been provided by revenue from government contracts and proceeds from the sale of our equity securities. We have not been successful in securing any additional government funding and we will have to rely on the sale of our equity securities to generate sufficient working capital in order to successfully commercialize our newly acquired technology and to pay for our ongoing operations. As a result of the lack of government funding for our aviation security technologies, we have suspended all related research and develop work. On January 14, 2009, we completed a series of transactions in order to generate recurring cash flow and working capital. See Notes 9 and 10 of Notes to Consolidated Financial Statements for a full description of the transactions. However, we anticipate that by the end of April 2009, we will need to secure additional working capital financing, until product revenues and cash flow from CFP create a sustainable operation, of which there can be no assurance. However, we cannot predict or estimate the timing or amount of our working capital needs with certainty as the timing and amounts will depend on many variables, such as potential third party development or licensing fees, the pace and success of our product development and sales, and cash generated by the transaction described in Note 10. In the event we are unable to secure additional working capital as and when we need it, we will have to curtail our operations accordingly, thus slowing down our product development and marketing efforts. Any curtailment of our operations could have a material adverse effect on our operations and financial position.

On September 29, 2008, we were delisted from the American Stock Exchange for failure to maintain the required listing standards. We are currently trading on the over-the-counter market under the symbol "FLTS".

Note 3. Summary of Significant Accounting Policies

Use of Estimates In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the carrying values of receivables, inventory, intangible assets, and the calculation of share-based compensation. Actual results could differ from those estimates.

Share-Based Compensation: Effective June 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Share-Based Payments (revised 2004)," (SFAS No. 123R) which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period (usually the vesting period). Under SFAS No. 123R, the Company provides an estimate of forfeitures at initial grant date. The Company elected the modified prospective transition method under SFAS 123R and accordingly has not restated periods prior to adoption. The Company recognized compensation expense related to employee stock options of $11,649 and $34,947 for the three and nine months ended February 28, 2009, respectively and $9,749 and $142,224 for the three and nine months ended February 28, 2008, respectively.

The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. There were no options granted in each of the nine-months ended February 28, 2009 and February 29, 2008, respectively.

Loss Per Share: Basic loss per share is computed by dividing net loss to common shareholders by the weighted average number of shares of common stock outstanding during the period. For the interim periods presented the effect of stock options, warrants and convertible preferred stock was anti-dilutive; therefore, they were not included in the computation of diluted loss per share. The number of shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock that were excluded from the computation as their effect would be anti-dilutive, were 7,967,875 and 3,953,215 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

Cash and Cash Equivalents: For purposes of reporting cash flows we consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash and cash equivalents.

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

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

The Company`s shipping terms are customarily FOB shipping point. Revenues for products sold in the normal course of business are recognized upon shipment when delivery terms are FOB shipping point and all other revenue recognition criteria have been met.

In regards to our newly acquired potato packing business (CFP) the cost of product (the amount we pay to the growers) is determined by subtracting from our selling price previously negotiated packing fees with the respective growers.

Inventory: Inventories consist primarily of a base stock of consumable parts as relates to APP and packing materials and packed and loose potatoes as relates to CFP. Inventories are valued at lower of cost or market as relates to APP and estimated selling price less packing fee as relates to CFP.

Machinery and Equipment: Machinery and equipment are stated at original cost or fair value at the date of acquisition in the case of CFP and Advanced Plasma Products, Inc. less accumulated depreciation. Depreciation is computed using the straight-line method. Cost and accumulated depreciation of assets retired or disposed of are removed from the accounts. Gains and losses are recognized upon disposal of assets. The cost of maintenance and repairs is charged to operations as incurred, whereas significant repairs are capitalized.

Estimated useful lives by asset class are as follows:

Machinery & equipment          7-10 years
Furniture & fixtures                 10 years
Automobiles                             5 years
Software and computers          3-5 years

Intangible Assets: At February 28, 2009, intangible assets consist of patent costs associated with, AWSM, TIICM™ and atmospheric glow technologies and the value of the supply contract between CFP and certain growers. Acquisition costs related to obtaining new patents are capitalized. Patent costs are being amortized using the straight-line method over the lesser of seventeen years from the date incurred or the remaining life of the underlying patent. The supply contract is being amortized over its five-year term.

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144) the Company assesses its intangible assets for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Such circumstances may include a significant adverse change in legal factors or the business climate that could affect the value of the intangible assets. The Company also considers the likelihood of obtaining required research and development funding in relation to patent valuation. In determining recoverability, the Company must determine the asset's fair value, which may require Management to make significant assumptions about the future cash generating ability of the asset. If an asset is determined to be impaired, the difference between the asset's fair value and book value is charged to expense in the period the impairment is identified. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new basis. Subsequent reversal of a previously recognized impairment loss is prohibited under SFAS 144.

Concentration of Credit Risk: The Company had amounts in excess of $250,000 in a single bank during the year. Amounts over $250,000 are not covered by the Federal Deposit Insurance Corporation. Concentration of credit risk also exists with respect to investment securities and contract receivables. The concentrated risk associated with contract receivables is mitigated by the fact that these receivables are due primarily from the United States Government. The risk for investment securities is mitigated by an Investment Policy which, approved by the Board of Directors, restricts investing in fixed income securities below an "A" rating at the time of purchase and investments in asset backed securities, mortgage backed securities and collateralized mortgage obligations below a "AAA" rating at the time of purchase.

Research and Development: Company sponsored research and development costs, including proposal costs and un-reimbursed expenditures for developmental activities, are charged to operations as incurred.

Income Taxes: The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of enactment. Our recent acquisition of CFP will create limitations on the use of our net operating loss carryforwards.

Retirement Savings Plan: Effective July 1, 2004, the Company established a Retirement Savings Plan (the "Plan") under the provisions of Section 401(k) of the Internal Revenue Code. Employees, as defined in the plan, are eligible to participate on their first day of employment. Under the terms of the Plan, the Company can match up to the employee's contribution of 5% of gross pay. The Company matching funds immediately vest 100%. The Company discontinued its match in September 2008.

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

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company had no such adjustments as of February 28, 2009.

At May 31, 2008 the investment consisted of an auction market preferred security, valued using Level 2 methodology.

Note 4: Customer Receivables

Customer receivables consisted of the following at:

	February 28, 2009	May 31, 2008

Contract receivables-billed	$ 45,913	$ 64,396
Contract receivable-unbilled	-	30,460
Customer receivables	1,029,415	-
	$ 1,075,328	$ 94,856

The amount classified as other receivables and contract receivable unbilled is a retained fee on a recently completed government contract.

Note 5: Machinery and Equipment

Property and equipment are summarized by major classifications as follows:

	February 28, 2009	May 31, 2008

Machinery and equipment	$ 411,008	$ 225,163
Furniture and fixtures	42,792	16,177
Automobiles	52,730	122,278
Software and computers	216,911	153,352
	723,441	516,970
Less accumulated depreciation	(449,440)	(478,149)
	$ 274,001	$ 38,821

Note 6: Intangible Assets

Intangible assets currently consist of costs associated with the newly acquired atmospheric glow technology, the company's existing TIICM and AWSM technologies and a supply contract acquired through the acquisition of CFP (see Note 10). As more fully explained in Note 2, the Company has suspended all further research and development on the TIICM and AWSM technologies, having an aggregate carrying value $64,714. Accordingly, we continue to evaluate the carrying value of the TIICM and AWSM technologies to determine if those values have been impaired. Our intangibles are as follows at February 28, 2009:

	Cost	Amortization	Book Value

Supply contract	$ 2,304,358	$ 76,800	$ 2,227,558

Patents and trademarks	323,850	27,789	296,061
Totals	$ 2,628,208	$ 104,589	$ 2,523,619

Note 7: Long-Term Note Payable

Long-term debt consists of the following:

Description	Balance
Bank installment note-6%-payable in equal monthly installments of $7,616 consisting of interest and principal. Note due May 15, 2011	$ 191,632
Less current portion	(81,998)
Long-term note payable	$ 109,634

This note is personally guaranteed by one of our directors and former shareholder of CFP.

Note 8: Stockholders' Equity

Warrants: As of February 28, 2009 and May 31, 2008, the Company had 0 and 1,919,200 warrants outstanding, respectively, with exercise prices ranging from $3.30 to $5.40 and a weighted average exercise price of $3.49. All of the Company's warrants expired January 29, 2009.

Stock Options: Under the Company's 2005 Stock Incentive Plan, there are 1,470,000 shares available for future awards at February 28, 2009. During the nine-month period ended February 28, 2009, no awards were made and 443,000 shares were cancelled. The weighted average exercise price of the 600,000 options outstanding is $3.50. The aggregate intrinsic value of the outstanding options is $0.

As of February 28, 2009 there was $18,400 of total unrecognized compensation cost related to the non-vested stock options that is expected to be expensed over the next 2 fiscal quarters.

Series A Convertible Preferred Stock: Each share of Series A Convertible Preferred Stock ("Preferred Stock") has a liquidating value of $100 per share, is convertible into 1,429 shares of Common Stock of the Company (subject to adjustment) and pays a cash dividend of 8% or a dividend in kind of 10%. The dividends are paid quarterly and are based on the original purchase price of the Preferred Stock. No dividends will accrue or be paid for any fiscal quarter where shares of our common stock, on a volume weighted average price, trade in excess of $0.14. Initially, each share of Preferred Stock will have the equivalent voting rights of 1,429 shares of common stock and will vote with our existing common shareholders as a group on all matters subject to shareholder vote. However, the Preferred Stock shareholders will not be able to vote on issues involving redemption or a liquidation event until there has been an affirmative vote on such issues by our common stock shareholders. In that event, they will be allowed to vote as a group with the common stock shareholders on such issues, in effect, giving them a veto right. In the event of a liquidation of the Company, the Preferred Stock will have a liquidating preference and will participate in any remaining liquidating proceeds on an as-converted basis with the common shareholders after receiving the liquidating value of their Preferred Stock. Each share of Preferred Stock is convertible at the option of the holder at any time into shares of our common stock by dividing the liquidation value of $100 by a conversion price of $0.07 per share of common stock. The number of shares of common stock issuable upon conversion is subject to antidilution protections if we issue additional shares of common stock at less than $0.07 per share and upon stock splits, dividends and certain other events. Reference is made to the Certificate of Designation for a complete description of the terms of the Preferred Stock. We will not register the shares of Preferred Stock or shares of common stock into which it may be converted with the U.S. Securities and Exchange Commission so as to make them eligible for publicly trading, and have no obligation or plans to do so in the future. Such shares will only be eligible to be sold or traded pursuant to the requirements of Rule 144, promulgated by the U.S. Securities and Exchange Commission, and applicable state securities laws.

Note 9: Sale Of Shares Of Preferred Stock

During the period January 13, 2009 through January 26, 2009, we sold 4,400 shares of our Preferred Stock for $100 per share to a group of investors (the "Investors") raising an aggregate of $440,000 of equity for working capital purposes. Participating in this transaction are our two senior executives and three key employees (together "Employees"). The Employees purchased an aggregate amount of $100,000 of Preferred Stock. Four of these employees purchased shares with a 20% cash payment and by executing a non-interest bearing promissory note payable semimonthly with a maturity date of March 31, 2009. One of these employees purchased shares with an 8% cash payment and by executing a non-interest bearing promissory note payable semimonthly with a maturity date of October 31, 2009. These notes are nonrecourse and collateralized solely by the employee's Preferred Stock. The Preferred Stock sold herewith, is convertible at $0.07 per share into a total of 6,285,714 shares of the Company's common stock, significantly diluting our existing common stock shareholders. We agree to indemnify Investors against damages they may suffer in the event of our breach of certain representations and warranties we have made. Reference is made to the Certificate and the Investor Purchase Agreement for a complete description of the terms of the Preferred Stock. The net proceeds were used for general working capital purposes.

Note 10: Acquisition Of CFP With Shares Of Preferred Stock

Pursuant to a Purchase Agreement dated as of January 13, 2009 (the "CFP Purchase Agreement"), the Company acquired from the Cummins Family Limited Partnership, an Idaho limited partnership (the "Purchaser"), 100% of the outstanding stock of Cummins Family Produce, Inc., ("CFP") a potato packing business located in Idaho. The general partner and majority limited partner of the Purchaser is Cummins Family Holdings, LLC, an Idaho limited liability company controlled by Mr. Wes Cummins, a director of the Company. In exchange, the Company assumed a bank promissory note in the amount of approximately $204,000 owed by Mr. Cummins in connection with the operations of CFP and issued 20,000 shares Preferred Stock valued at $2 million. Under a performance based earn-out provision, the Company is obligated to issue an additional number of shares of Preferred Stock, such that the total purchase price is equal to 4.25 times the yearly average earnings before interest, taxes, depreciation, and amortization, calculated over the next two years, less the value of the bank promissory note assumed. Immediately prior to this transaction, CFP executed (a) a 5-year supply agreement with Southern Slope, Inc., and Black Rock Ag., Inc. (together the "Growers") who will provide their entire potato harvest to the packing facility and (b) a 5-year lease agreement whereby CFP will lease the packing facility and equipment from Cummins Family Holdings, LLC. The Company believes that both agreements reflect current pricing in the industry. The Company has no rights to renew these agreements. Mr. Cummins is a majority shareholder in Southern Slope, Inc. and family members of his are the majority shareholders in Black Rock Ag., Inc. The Preferred Stock initially issued to the Purchaser in regard to this transaction is convertible at $0.07 per share into a total of 28,571,429 shares of our common stock and has substantially diluted our existing common shareholders. As a result of this transaction, Mr. Cummins will control over 60% of the voting shares of the Company.

In the CFP Purchase Agreement, the Company agreed to indemnify the Purchaser against damages it may suffer in the event of our breach of certain representations and warranties the Company has made in that Agreement. The Purchaser also has agreed to indemnify the Company against damages in the event of breaches in representations and warranties it has made relating to CFP and the Purchaser.

This acquisition was accounted for under the purchase method of accounting with results of operations for CFP included in our results beginning January 1, 2009. Under the purchase method of accounting, the assets and liabilities of CFP were recorded at their respective fair values as of January 1, 2009.

The following condensed balance sheet of CFP discloses the amounts assigned to each major asset and liability caption at the acquisition date. The allocation of the final purchase price is subject to adjustment based upon future EBITDA and as additional information becomes available.

January 1, 2009 unaudited
ASSETS:
Cash	$ 493,581
Customer receivables	649,520
Other current assets	118,303
1,261,404
Equipment	53,966
Supply contract (1)	2,304,358

Total assets	3,619,728

LIABILITIES:
Accounts payable	1,382,384
Accruals and other	113,813
1,496,197
Long-term note payable	123,531

Total liabilities	1,619,728

Net assets acquired	$2,000,000

(1) the supply contract is being amortized over its 5-year term

The following unaudited pro-forma condensed consolidated statements of operations for the nine-months ended February 28, 2009 and February 29, 2008, reflects the consolidated results of operations as if the acquisition of CFP had occurred as of June 1, 2008 and 2007. The historical information of CFP was not audited and the condensed financial information is based on the historical results of the Company and the unaudited results of CFP. Unaudited pro-forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor of future results.

	Pro Forma Consolidated Combined Financial Statements For the Nine-Months Ended February 28, 2009 (unaudited)
	Historical Flight Safety(1)	Historical CFP	Pro Forma Acquisition Adjustments		Pro Forma Combined

Revenues	$ 1,669,517	$ 4,471,509			$ 6,141,026
Cost of revenues	1,383,848	3,959,867			5,343,715
Gross profit	285,669	511,642			797,311

Operating expenses	1,497,379	847,094	$ 119,496	(2, 3)	2,463,969

Operating (loss)	(1,211,710)	(335,452)	(119,496)		(1,666,658)

Interest income (expense), net	2,864	(8,880)	-		(6,016)

Loss before provision for income taxes	(1,208,846)	(344,332)	(119,496)		(1,672,674)

Income tax expense	1,321	-	(1,321)	(4)	-

Net loss	(1,210,167)	(344,332)	(118,175)		(1,672,674)

Dividends on preferred stock	31,663	-	-		31,663

Net loss to common shareholders	$ (1,241,830)	$ (344,332)	$ (118,175)		$ (1,704,337)

Net loss per common share: Basic and diluted	$ (0.14)				$ (0.19)

Weighted average number of shares outstanding: Basic and diluted	8,755,420				8,755,420

(1)   Includes results of CFP from date of acquisition consisting of revenues of $1,527,604 and net income of $46,062.
(2)   Amortization of growers' supply contract for the period prior to acquisition ($268,800)
(3)   Adjustment for facility lease $149,304
(3)   Elimination of state income tax provision

	Pro Forma Consolidated Combined Financial Statements For the Nine-Months Ended February 29, 2008 (unaudited)
	Historical Flight Safety	Historical CFP	Pro Forma Acquisition Adjustments		Pro Forma Combined

Revenues	$ 247,230	$ 5,011,531			$ 5,258,761
Cost of revenues	109,285	4,087,214			4,196,499
Gross profit	137,945	924,317			1,062,262

Operating expenses	2,661,568	667,969	$ 525,600	(1,2)	3,855,137

Operating (loss)	(2,523,623)	256,348	(525,600)		(2,792,875)

Interest income (expense), net	82,990	(172,543)	172,543	(3)	82,990

Loss before provision for income taxes	(2,440,633)	83,805	(353,057)		(2,709,885)

Income tax expense	-	-	-		-

Net loss	$ (2,440,633)	$ 83,805	$ (353,057)		$ (2,709,885)

Net loss per common share: Basic and diluted	$ (0.29)				$ (0.33)

Weighted average number of shares outstanding: Basic and diluted	8,330,465				8,330,465

(1)   Amortization of growers supply contract ($345,600)
(2)   Adjustment for facility lease ($180,000)
(3)   Adjustment for facility lease

CFP was formed in May 2008 in connection with the acquisition of a previously existing, potato packing and trucking business that was family owned and managed. During the period prior to the acquisition by CFP, the acquired business engaged in several significant transactions amongst its shareholders and other related parties that may not have been at arms-length. Further, we believe that historical financial statements of CFP and its predecessor prior to our acquisition of CFP would not be indicative of the operations of the ongoing business that we acquired due to the restructuring and streamlining of operations that occurred subsequent to May 2008. As a result, we believe that we cannot prepare audited financial statements. Had we been able to conduct an audit of the acquired business's historical financial statements, potential adjustments to the amounts included above may have come to our attention.

Note 11: Related Party Transactions and Change in Control

Mr. Wesley Cummins, a director and shareholder of the Company, holds a controlling interest in Cummins Family Limited Partnership, Cummins Family Holdings, LLC and Southern Slope, Inc. Mr. Wesley Cummins' family members hold a controlling interest in Black Rock Ag., Inc. Amounts due from Southern Slope, Inc. at February 28, 2009 are $4,584 and are included in customer receivables on the consolidated balance sheet. Amounts due to Southern Slope, Inc. and Black Rock Ag, Inc. under the supply agreement at February 29, 2009 amount to $1,207,944 and are included in accounts payable on the consolidated balance sheet.

Mr. James Schwartz, a director of the Company, is the managing member of Harvey Partners, LLC, a Delaware limited liability company that is the manager of Harvey SMidCap Fund LP, a Delaware limited partnership, and Harvey SMidCap Offshore Fund, Ltd., a Cayman Islands exempted company, which participated in the Preferred Stock offering.

Mr. Kenneth Wood, President and Chief Executive Officer and a director of the Company participated in the Preferred Stock offering.

Mr. Richard S. Rosenfeld, Chief Financial Officer, Vice president of Operations, Secretary/Treasurer participated in the Preferred Stock offering.

As a result of these transactions, Mr. Wesley Cummins now exercises or controls in excess of 60% of the voting power of the Company.

This change in control will also create limitations to the use of the Company's existing net operating tax loss carryforwards.

Note 12: Segment Information

Information regarding segments is presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Based on the criteria outlined in SFAS 131, the Company's operations are classified into two reportable business segments as described below.

Advanced Plasma Products, Inc. (APP): APP has exclusive proprietary rights to a series of patents relating to One Atmospheric Uniform Glow Discharge Plasma (OAUGDP®) technology, and the rights to develop products and capabilities based upon this technology. APP's OAUGDP® is a technology that electrically breaks down air creating highly reactive chemical species. This resultant unique plasma-generated chemistry is then used to produce desired outcomes such as alteration of material properties, destruction of microorganisms, and destruction of odor-causing chemicals. The Company is currently developing commercial products utilizing this technology as well as pursuing certain research and development projects and accordingly includes revenues from previous research and development contracts.

Cummins Family Produce, Inc. (CFP): CFP is a potato packing facility that was acquired for its cash flow. See Note 10 for a fuller description. CFP was acquired as of January 1, 2009.

	Three-months ended		Nine-months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenues:
APP	$ 4,200	$ 125,885	$ 141,913	$ 247,230
CFP	1,527,604	-	1,527,604	-
Consolidated revenues	$ 1,531,804	$ 125,885	$1,669,517	$ 247,230

Operating income (loss):
APP	$ (186,057)	$ 94,616	$ (281,415)	$ 137,945
CFP	49,402	-	49,402	-
Corporate	(293,810)	(855,400	(979,697)	(2,661,568)
Consolidated operating (loss)	(430,465)	(760,784)	(1,211,710)	(2,523,623)

Interest income (expense), net	(2,598)	12,217	2,864	82,990
Provision for income tax	(1,321)	-	(1,321)	-

Net loss	$ (434,384)	$ (748,567)	$(1,210,167)	$(2,440,633)

Depreciation and amortization:
APP	$ 18,513	$ -	$ 30,078	$ -
CFP	79,489	-	79,489	-
Corporate	7,188	27,250	21,564	81,750
Consolidated depreciation and Amortization	$ 105,190	$ 27,250	$ 131,131	$ 81,750

	February 28, 2009		May 31, 2008
Total assets:
APP	$ 466,489		$ -
CFP	3,657,179		-
Corporate	352,768		1,265,276
Consolidated assets	$ 4,476,436		$ 1,265,276

For the nine months ended February 28, 2009, 3 customers accounted for 42% of revenues of the CFP segment.

All revenues are U.S. generated and all assets are U.S. based, for all segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this quarterly report on Form 10-Q for the three and nine month periods ended February 28, 2009 or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by us. We caution you that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, which include risks and uncertainties associated with, among other things, availability of capital to fund operations, research and development, the impact of competitive products and pricing, limited visibility into future product demand, generally slower economic growth, difficulties inherent in the development of complex technology, new products sufficiency, fluctuations in operating results, and other risks are discussed in the "Known Trends, Risks and Uncertainties" section of Management's Discussion and Analysis of Financial Conditions and Results of Operations of this Form 10-Q. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and, except as required by law, we assume no obligation to update this information whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-Q and in our annual report on Form 10-KSB and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

Effective January 1, 2009, we acquired a 100% interest in Cummins Family Produce, Inc. ("CFP"), a potato packing facility in Idaho. We consider our acquisition of CFP strictly as a financial transaction by which we intend to procure cash flow from CFP over a five year period that will help support development, marketing and sales of our atmospheric glow plasma technology. As we have previously indicated, we need approximately $2.5 million over a period of time in order to execute our business plan with respect to the acquired atmospheric glow plasma technology. It became apparent that we would not be able to raise that amount of equity in a single transaction as a result of the deterioration of our financial condition, the delisting from Amex, the decline of our share price and the current state of the financial markets. Our management and directors therefore explored other means to provide the needed capital.

On January 14, 2009, we completed the sale of $440,000 of our Series A Convertible Preferred Stock. The cash provided by our sale of this Preferred Stock provides us with the initial capital to continue product development and start sales and marketing effort in our plasma business. We anticipate the cash provided by the CFP packing facility acquisition will supplement the initial capital as well as continue to supplement our monthly cash needs into our fourth fiscal quarter that began March 1, 2009 so as to enable us to continue to operate and enable our wholly owned subsidiary, APP, to continue to develop the atmospheric plasma glow technology. However, we anticipate that by the end of April 2009, we will need to secure additional working capital financing, until product revenues and cash flow from the packing facility create a sustainable operation of which there can be no assurance. However, we cannot predict or estimate the timing or amount of our working capital needs, with certainty as the timing and amounts will depend on many variables, such as potential third party development or licensing fees, the pace and success of our product development and sales, and cash generated by CFP. In the event we are unable to secure additional working capital as and when we need it, we will have to curtail our operations accordingly, thus slowing down our product development and marketing efforts. Any curtailment of our operations could have a material adverse effect on our operations and financial position.

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

Results of Operations

Revenues: Revenues for the three months ended February 28, 2009 and February 29, 2008 were $1,531,804 and $125,885, respectively. The increase of $1,405,919 consisted primarily of revenues of $1,527,604 from CFP which was acquired as of January 1, 2009 offset by the decrease in revenues in our APP segment of $121,685. Revenues in our APP segment came primarily from our hydrodynamic software development contracts issued by companies in the maritime industry. As of November 30, 2008, we terminated these contracts as the software developer who worked on them resigned.

Revenues for the nine months ended February 28, 2009 and February 29, 2008 were $1,669,517 and $247,230, respectively. The increase of $1,422,287 consisted primarily of revenues of $1,527,604 from CFP, offset by the decrease in revenues of $105,317 from our hydrodynamic software development contracts, discussed above.

Cost of revenues: Cost of revenues for the three months ended February 28, 2009 and February 29, 2008 were $1,322,812 and $31,269, respectively. The increase of $1,291,543 is attributable to costs of $1,320,632 associated with CFP revenues offset by reduced costs of the remaining business segment of $29,089 associated with its reduced revenues.

Cost of revenues for the nine months ended February 28, 2009 and February 29, 2008 were $1,383,848 and $109,285, respectively. The increase of $1,247,563 is attributable to costs of $1,320,632 associated with CFP revenues offset by reduced costs of the remaining business segment of $73,069 associated with its reduced revenues.

Selling, general and administrative expenses: Selling, general and administrative expenses for the three months ended February 28, 2009 and February 29, 2008 were $449,364 and $791,777, respectively. The decrease of $342,413 is attributable to reduced total corporate expenses of $505,065 partially offset by aggregate expenses of APP and CFP of $162,652. In the 2009 three-month reporting period we did not incur 2008 reporting period incurred expenses relating to share-based compensation, legal and litigation settlement of approximately $290,000, and business development, lobbying and fund raising activities of approximately $145,000, in addition to reduced personnel and related costs.

Selling, general and administrative expenses for the nine months ended February 28, 2009 and February 29, 2008 were $1,214,900 and $2,349,685, respectively. The decrease of $1,134,785 is attributable to reduced total corporate expenses of $1,390,303 partially offset by aggregate expenses of APP and CFP of $255,518. In the 2009 nine-month reporting period we did not incur the 2008 reporting period incurred expenses relating to share-based compensation, legal and litigation settlement costs of approximately $750,000, business development, lobbying and fund raising activities of approximately $450,000 with the balance attributable to reduced personnel and related costs.

Depreciation and amortization: Depreciation and amortization expense for the three months ended February 28, 2009 and February 29, 2008 was $105,190, $27,250, respectively. For the nine months ended February 28, 2009 and February 29, 2008 the expense was $131,131 and $81,750, respectively. For both periods the increases were attributable to the amortization of intangible assets attributable to the CFP and APP acquisitions, offset by reduced depreciation and amortization relating to the aviation related technologies.

Research and development: Research and development expenses for the three months ended February 28, 2009 and February 29, 2008 was $84,903, and $36,373, respectively. For the nine months ended February 28, 2009 and February 29, 2008 the expense was $175,629 and $230,133, respectively. The increase of $48,530 in the three month period was attributable to APP's plasma development expenses of $84,993 offset by the suspension of work on the aviation related technologies. The decrease of $54,504 in the nine month period was attributable to the suspension of work on the aviation related technologies offset by plasma research and development expenses of $152,597.

Other income: Other income for the nine month period ending February 28, 2009 relates to the disposition of several vehicles and surplus equipment.

Interest income, net: Interest income, net for the three and nine months ended February 28, 2009 decreased as a result of the reduction in cash available for investment in interest bearing investments and accounts and interest on debt attributable to the CFP acquisition.

Provision for income taxes: The tax provision relates to Idaho state income tax on CFP results.

Dividends on preferred stock: Preferred stock dividends were accrued from date of receipt of investors' funds through the end of our fiscal quarter. The dividends are anticipated to be paid in kind and not in cash.

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

To develop products under the licensed technology and bring products to market, we estimate that we will require approximately $2.5 million of new working capital. We are looking to obtain this working capital with proceeds from one or more private placements of our securities, some type of financial transaction or a combination of both. On January 14, 2009, we completed a series of transactions in order to generate a portion of the required additional working capital, including the acquisition of a potato packing business located in Idaho known as Cummins Family Produce Inc., an Idaho corporation. Reference is made to Notes 1, 9 and 10 to the consolidated financial statements herein, and to Item 5 of this Report on Form 10-Q, where we describe these transactions and their anticipated impact on us and we refer the reader to Item 5 which must be read as a continuation of this discussion of our liquidity and capital resources.

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

c)   Changes in Internal Controls. Effective September 2, 2008, the Company hired a new Chief Financial Officer. However, we do not believe that this will have a material affect on our internal control over financial reporting. CFP, acquired as of January 1, 2009, has its own industry specific accounting and financial reporting software package managed by its own accounting department. Its financial results and financial position are incorporated into the Company's overall control environment. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1: Legal Proceedings

None

Item 1A: Risk Factors

The following discussion supplements the discussion of the Company's known trends, risks and uncertainties contained in the Company's Annual Report filed on form 10-KSB for the year-ended May 31, 2008.

RISKS RELATING TO CONTINUATION OF OUR BUSINESS

To develop products under the licensed technology and bring products to market, we estimate that we will require approximately $2.5 million of new working capital. We are looking to obtain this working capital with proceeds from one or more private placements of our securities, some type of financial transaction or a combination of both. On January 14, 2009, we completed a series of transactions in order to generate additional working capital. See Item 5 in this Form 10-Q for a full description of the transactions and Notes 1, 9 and 10 to the financial statements presented herein. However, we anticipate that by the end of April 2009, we will need to seek additional working capital financing until product revenues and cash flow from CFP create a sustainable operation. We cannot predict or estimate the timing or amounts of our working capital needs with certainty as the timing and amounts will depend on many variables, such as potential third party development or licensing fees, the pace and success of our product development and sales, and cash generated the by the transactions described in Item 5and Note 10. In the event we are unable to secure additional working capital as and when we need it, we will have to curtail our operations accordingly, thus slowing down our product development and marketing efforts. Any curtailment of our operations could have a material adverse effect on our operations and financial position.

Risks Related to Our Business

CONTINUING OPERATING LOSSES

We have a history of incurring significant operating losses, including an operating loss of $1,213,729 for the nine-months ended February 28, 2009. We anticipate that we will continue to incur operating losses until such time as we are able to successfully commercialize our newly licensed technology. However, we can provide no assurances as to when, if ever, we will achieve operating profits or if we do, that we will be able to sustain such profitability and at what level of profitability.

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

RISKS RELATING TO SHAREHOLDER DILUTION

We have indicated that we need to raise an additional approximately $2.5 million dollars in working capital. The transactions we describe in Item 5 to this Report on Form 10-Q result in substantial dilution to our shareholders. With the trading range of the share price of our common stock between approximately $.02 and $.05, any future issuance of securities will significantly dilute the position of current shareholders.

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

Not applicable

Item 5. Other Information

Entry into Material Definitive Agreements, Completion of Acquisition of Assets, and Unregistered Sales of Equity Securities

DESCRIPTION OF SERIES A CONVERTIBLE PREFERRED STOCK

On December 16, 2008, we filed with the Nevada Secretary of State a Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock (the "Certificate") designating a Series A Convertible Preferred Stock ("Preferred Stock"), par value $0.001 per share. Each share of Preferred Stock has a liquidating value of $100 per share, is convertible into 1,429 shares of Common Stock of the Company (subject to adjustment) and pays a cash dividend of 8% or a dividend in kind of 10%. The dividends are paid quarterly and are based on the original purchase price of the Preferred Stock. No dividends will accrue or be paid for any fiscal quarter where shares of our common stock, on a volume weighted average price, trade in excess of $0.14. Initially, each share of Preferred Stock will have the equivalent voting rights of 1,429 shares of our common stock and will vote with our existing common shareholders as a group on all matters subject to shareholder vote. However, the Preferred Stock shareholders will not be able to vote on issues involving redemption or a liquidation event until there has been an affirmative vote on such issues by our common stock shareholders. In that event, they will be allowed to vote as a group with our common stock shareholders on such issues, in effect, giving them a veto right. In the event of a liquidation of our assets, the Preferred Stock will have a liquidating preference and will participate in any remaining liquidating proceeds on an as-converted basis with our common shareholders after receiving the liquidating value of their Preferred Stock. Each share of Preferred Stock is convertible at the option of the holder at any time into shares of our common stock by dividing the liquidity value of $100 by a conversion price of $0.07 per share of common stock. The number of shares of common stock issuable upon conversion is subject to antidilution protections if we issue additional shares of common stock at less than $0.07 per share and upon stock splits, dividends and certain other events. The preceding description of the Preferred Stock is qualified in all respects by and reference is made to the Certificate which is filed as Exhibit 10.1 on our Form 10-Q which was filed January 16, 2009, for a complete description of the terms of the Preferred Stock.

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

SALE OF SHARES OF PREFERRED STOCK TO INVESTORS

On January 13, 2009, we entered into a Purchase Agreement (the "Investor Purchase Agreement"), pursuant to which on January 14, 2009 we sold and issued 4,400 shares of Preferred Stock for $100 per share to a group of investors (the "Investors") in order to raise an aggregate of $440,000 of equity for working capital purposes. Participating in this transaction are our two senior executives and three key employees (together "employees"). Payment was made in the form of cash at closing, except for the employees who purchased an aggregate amount of $100,000 of Preferred Stock. Four of these employees purchased shares with a 20% cash payment at closing and by executing a non-interest bearing promissory note payable semimonthly with a maturity date of March 31, 2009. One of these employees purchased shares with an 8% cash payment at closing and execute a non-interest bearing promissory note payable semimonthly with a maturity date of October 31, 2009. These notes are nonrecourse and collateralized solely by the employee's Preferred Stock. As of April 7, 2009, the notes due March 31, 2009 have been paid in full.

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

The preceding description is qualified in all respects by and reference is made to, the Certificate and the Investor Purchase Agreement, respectively filed as Exhibits 10.1 and 10.2 on our Form 10-Q which was filed January 16, 2009.

SALE OF SHARES OF PREFERRED STOCK TO ACQUIRE NEW BUSINESS

On January 13, 2009, we entered into a Purchase Agreement (the "CFP Purchase Agreement"), pursuant to which on January 14, 2009 we sold and issued 20,000 shares of Preferred Stock for $100 per share to Cummins Family Limited Partnership, an Idaho limited partnership (the "Purchaser"). The Purchaser conveyed and transferred to us 100% of the outstanding stock of Cummins Family Produce, Inc., ("CFP") a potato packing business located in Idaho. The general partner and majority limited partner of the Purchaser is Cummins Family Holdings, LLC, an Idaho limited liability company controlled by Mr. Wes Cummins, a director of the Company. The consideration we provided to the Purchaser also includes CFP's assumption of a bank promissory note in the amount of approximately $211,000 incurred and owed by Mr. Cummins in connection with the operations of CFP. Under a performance based earn-out provision, we are obligated to issue an additional number of shares of Preferred Stock, such that the total purchase price is equal to 4.25 times the yearly average EBITDA of CFP calculated over the next two years, less the value of the bank promissory note assumed.

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

Our basic goal is to acquire cash flow, not hard assets, that CFP generates over a five year period, since the facility and equipment for the packing operation are being leased to us under a five (5) year lease and we have no renewal rights. CFP has four full time salaried employees and approximately twenty hourly employees. We anticipate that all current employees of CFP will remain with CFP.

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

The cash provided by our sale of $440,000 of Preferred Stock will provide us with the initial capital to continue product development and start sales and marketing effort in our plasma business. We anticipate the cash provided by the CFP packing facility acquisition will supplement the initial capital as well as continue to supplement our monthly cash needs into our fourth fiscal quarter that begins March 1, 2009 so as to enable us to continue to operate and enable our wholly owned subsidiary, APP, to continue to develop the atmospheric plasma glow technology. However, we anticipate that by the end of April 2009, we will need to secure additional working capital financing, until product revenues and cash flow from the packing facility create a sustainable operation. We cannot predict or estimate the timing or amount of our working capital needs with certainty as the timing and amounts will depend on many variables, such as potential third party development or licensing fees, the pace and success of our product development and sales, and cash generated by CFP. In the event we are unable to secure additional working capital as and when we need it, we will have to curtail our operations accordingly, thus slowing down our product development and marketing efforts. Any curtailment of our operations could have a material adverse effect on our operations and financial position.

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
10.1

Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A Convertible Preferred Stock for Flight Safety Technologies, Inc. dated December 15, 2008 (4)

10.2	Purchase Agreement dated as of January 13, 2009 (5)
10.3	Investor Purchase Agreement dated January 13, 2009 (6)
10.4	Supply Agreement dated as of January 13, 2009 (7)
10.5	Lease Agreement dated as of January 13, 2009 (8)
10.6	UTRF License Agreement dated as of September 10, 2008 (9)
10.9	Agreement between Flight Safety Technologies, Inc. and Advanced Acoustics Concepts, Inc., dated January 14, 2000 (2)
10.11	Phase IV Contract issued by U.S. Department of Transportation/RITA/Volpe Center, dated September 1, 2005 (3)
31.1	*Chief Executive Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
31.2	*Chief Financial Officer Certification as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.1	*Certification of Chief Executive Officer and Chief Financial Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*Submitted herewith
(1)	Incorporated by reference to Exhibit 3.1 on our Form 10-QSB, which was filed on April 6, 2004.
(2)	Incorporated by reference to Exhibit 10.9 on our Form SB-2/A, which was filed on November 26, 2003.
(3)	Incorporated by reference to Exhibit 10.11 on our Form 10-QSB, which was filed on September 7, 2006.
(4)	Incorporated by reference to Exhibit 10.1 on our Form 10-Q, which was filed on January 16, 2009.
(5)	Incorporated by reference to Exhibit 10.2 on our Form 10-Q, which was filed on January 16, 2009.
(6)	Incorporated by reference to Exhibit 10.3 on our Form 10-Q, which was filed on January 16, 2009.
(7)	Incorporated by reference to Exhibit 10.4 on our Form 10-Q, which was filed on January 16, 2009.
(8)	Incorporated by reference to Exhibit 10.5 on our Form 10-Q, which was filed on January 16, 2009.
(9)	Incorporated by reference to Exhibit 10.6 on our Form 10-Q, which was filed on January 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 13, 2009	Flight Safety Technologies, Inc. a Nevada corporation By: /s/ Kenneth S. Wood
Kenneth S. Wood Chief Executive Officer
Date: April 13, 2009	By: /s/ Richard S. Rosenfeld
Richard S. Rosenfeld Chief Financial Officer