Form 10-Q
period 2022-02-28
Applied Blockchain, Inc.
filed 2022-05-13
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ and __________
Commission file number 001-31968
________________________
APPLIED BLOCKCHAIN, INC.
(Exact name of registrant as specified in its charter)
________________________

Nevada	95-4863690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Turtle Creek, Blvd., Suite 2125, Dallas, TX	75219
(Address of Principal Executive Offices)	(Zip Code)
(214) 556-2465
Registrant's telephone number, including area code
(Former name, former address and former fiscal year, if changed since last report)
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	APLD	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 12, 2022, 99,204,396 shares of Common Stock, $0.001 par value, were outstanding .

APPLIED BLOCKCHAIN, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Periods Ended February 28, 2022, and 2021

Part I - Financial Information
Item 1. Financial Statements
APPLIED BLOCKCHAIN, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands, except number of shares and par value data)

	February 28, 2022	May 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$11,961	$11,750
Accounts receivable	1,038	—
Prepaid expenses and other current assets	2,096	5
Current assets of discontinued operations	3,573	—
Total current assets	18,668	11,755
Right of use asset, net	1,207	—
Deposit on equipment	—	3,277
Property and equipment, net	43,619	20
TOTAL ASSETS	$63,494	$15,052

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,038	$248
Accrued dividends	—	116
Current portion of lease liability	211	—
Related party notes payable	—	2,135
Customer deposits	5,645	—
Deferred revenue	3,909	—
Other current liabilities	16	—
Total current liabilities	22,819	2,500
Deferred tax liability	274	—
Long-term portion of lease liability	1,009	—
Other Long Term Liabilities	50
Total liabilities	24,152	2,500
Commitments and contingencies (Note 12)
Mezzanine equity:
Series C, convertible redeemable preferred stock, $.001 par value, 676,086 and 660,000 shares authorized, issued and outstanding, respectively	$15,537	$15,135
Series D, convertible redeemable preferred stock, $.001 par value, 1,413,624 and 0 shares authorized, issued, and outstanding, respectively	32,414	—
Total mezzanine' equity	47,951	15,135
Shareholders' equity (deficit):
Series A, convertible preferred stock, $.001 par value, authorized 70,000 shares, 0 and 27,195 shares issued and outstanding, respectively	$—	$3,370
Series B convertible preferred stock, $.001 par value, authorized 50,000 shares, 0 and 17,087 shares issued and outstanding, respectively	—	1,849
Common stock, $.001 par value, 166,666,666 shares authorized, 53,396,920 and 1,511,061 shares issued and outstanding	320	9
Additional paid in capital	43,657	13,874
Treasury stock, 36,300 shares, at cost	(62)	(62)
Accumulated deficit	(52,524)	(21,623)
Total shareholders' deficit	(8,609)	(2,583)
TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' DEFICIT	$63,494	$15,052
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenues:
Hosting revenue	$1,026	$—	$1,026	$—
Total revenue, net	$1,026	$—	$1,026	—

Cost of revenues	$2,073	$—	$2,073	$—
Gross Profit	(1,047)	—	(1,047)	—
Costs and expenses:
Selling, General and Administrative	1,356	—	3,234	—
Stock-based compensation for service agreement	—	—	12,337	—
Depreciation	14	—	14	—
Total costs and expenses	1,370	—	15,585	—
Operating loss	(2,417)	—	(16,632)	—
Other income (expense):
Interest Expense	—	(77)	0	(223)
Gain on Extinguishment of Accounts Payable	80	—	405	—
Loss on Extinguishment of Debt	—	—	(1,342)	—
Income Tax Expenses	(60)	—	(274)	—
Total Other Income (Expense)	20	(77)	(1,211)	(223)
Net Loss from continuing Operations	(2,397)	(77)	(17,843)	(223)
Net Loss from discontinued Operations	(4,048)	—	(2,870)	—
Total Net Loss	$(6,445)	$(77)	$(20,713)	$(223)

Basic and diluted net loss per share:
Continuing Operations	$(0.04)	$(0.05)	$(0.35)	$(0.15)
Discontinued Operations	$(0.08)	$—	$(0.06)	$—
Basic and diluted net loss per share	$(0.12)	$(0.05)	$(0.41)	$(0.15)
Basic and diluted weighted average number of shares outstanding	53,396,920	1,511,061	50,546,048	1,511,061
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands, except per share data)

Three Months Ended February 28, 2022

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, November 30, 2021	660,000	15,135	1,380,000	31,574	46,709	—	—	—	—	53,396,920	320	43,657	(62)	(44,837)	(922)
Issuance of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance Costs of Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred Stock Dividends Accrued	16,086	402	33,624	840	1,242	—	—	—	—	—	—	—	—	(1,242)	(1,242)
Net Income (Loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,445)	(6,445)
Balance, February 28, 2022	676,086	$15,537	1,413,624	$32,414	47,951	$—	—	$—	—	53,396,920	$320	$43,657	$(62)	$(52,524)	$(8,609)

Three Months Ended February 28, 2021

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, November 30, 2020	—	$—	—	$—	$—	27,195	$3,370	17,087	$1,849	1,511,061	$9	$13,874	$(62)	$(21,201)	$(2,161)
Net Income (Loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$(77)	$(77)
Balance, February 28, 2021	—	$—	—	$—	$—	27,195	$3,370	17,087	$1,849	1,511,061	$9	$13,874	$(62)	$(21,278)	$(2,238)
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands, except per share data)

Nine Months Ended February 28, 2022

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2021	660,000	$15,135	—	$—	$15,135	27,195	$3,370	17,087	$1,849	1,511,061	$9	$13,874	$(62)	$(21,623)	$(2,583)
Extinguishment of Debt	—	—	—	—	—	—	—	—	—	5,083,828	31	3,446	—	—	3,477
Issuance of Dividends to Preferred Stock	—	—	—	—	—	60,822	6,082	29,772	2,979	—	—	—	—	(8,946)	115
Conversion of Preferred Stock	—	—	—	—	—	(88,017)	(9,452)	(46,859)	(4,828)	28,765,308	172	14,108	—	—	—
Service Agreement	—	—	—	—	—	—	—	—	—	18,036,723	108	12,229	—	—	12,337
Issuance of Preferred Stock	—	—	1,380,000	34,500	34,500	—	—	—	—	—	—	—	—	—	—
Issuance Costs of Preferred Stock	—	—	—	(2,926)	(2,926)	—	—	—	—	—	—	—	—	—	—
Preferred Stock Dividends Accrued	16,086	402	33,624	840	1,242						—	—		(1,242)	(1,242)
Net Income (Loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$(20,713)	$(20,713)
Balance, February 28, 2022	676,086	15,537	1,413,624	32,414	47,951	—	—	—	—	53,396,920	320	43,657	(62)	(52,524)	(8,609)

Nine Months Ended February 28, 2021

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2020	—	$—	—	$—	$—	27,195	$3,370	17,087	$1,849	1,511,061	$9	$13,874	$(62)	$(21,055)	$(2,015)
Net Income (Loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	$(223)	(223)
Balance, February 28, 2021	—	$—	—	$—	$—	27,195	$3,370	17,087	$1,849	1,511,061	$9	$13,874	$(62)	$(21,278)	$(2,238)
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of dollars)

	Nine Months Ended
	February 28, 2022	February 28, 2021
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss attributable to Applied Blockchain, Inc.	$(20,713)	$(223)
Net Loss from discontinued operations	(2,870)	—
Net Loss from continuing operations	(17,843)	(223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	—
Loss on Extinguishment of Debt	1,342	—
Gain on Extinguishment of Accounts Payable	(405)	—
Stock-Based Compensation for Service Agreement	12,337	—
Amortization of Right of Use Asset	136	—
Deferred Tax	274	—
Changes in Operating Assets and liabilities:
Accounts receivable	(1,038)	—
Prepaid expenses and other current assets	(2,091)	—
Accounts payable and accrued liabilities	10,654	223
Payments of operating leases	(233)	—
Net cash provided by operating activities of continuing operations	3,147	—
Net cash provided by operating activities of discontinued operations	966	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,113	—
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(31,457)
Deposit on equipment	3,277	—
Payments for patents and trademarks	—	—
Net cash used in investing activities of continuing operations	(28,180)	—
Net cash used in investing activities of discontinued operations	(7,408)	—
NET CASH USED IN INVESTING ACTIVITIES	(35,588)	—
CASH FLOW FROM FINANCING ACTIVITIES
Dividends Issued on preferred stock	—	—
Conversion of preferred stock to common stock	115	—
Issuance of common stock	—	—
Issuance of preferred stock	34,500	—
Repayment of finance leases	(2)	—
Issuance cost for preferred stock	(2,927)	—
Net cash provided by financing activities of continuing operations	31,686	—
Net cash provided by financing activities of discontinued operations	—	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	31,686	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	211	—
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,750	—
CASH AND CASH EQUIVALENTS, END OF YEAR	$11,961	$—
Less: cash and cash equivalents of discontinued operations	$—	$—
Cash and cash equivalents of continuing operations	$11,961	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Right-of-use asset obtained by lease obligation	$1,207	$—
Fixed assets in accounts payable	$12,156	$—
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND Subsidiaries
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022

1.BUSINESS AND ORGANIZATION
Applied Blockchain, Inc. (the “Company,” “we,” “our” or “us”) operates co-hosting facilities that are designed to provide massive computing power in which our customers lease space and access to electricity primarily designed to mine cryptoassets. The Company has a colocation business model where customers place hardware they own into the Company’s facilities and the Company provides full operational and maintenance services for a fixed fee. The Company typically enters into long term fixed rate contracts with our customers.
In the third quarter of the fiscal year ended May 31, 2022, the Company approved plans to sell all crypto mining equipment and cease all crypto mining operations. The results of these operations, financial position, and cash flows have been presented as discontinued operations and the related assets and liabilities have been classified as held-for-sale. Refer to Note 14 – Discontinued Operations for additional information, including accounting policies, about the Company’s discontinued operations.
The Company was originally incorporated in Nevada in May 2001. Effective April 14, 2021, the Company’s name was changed to Applied Blockchain, Inc. from Applied Science Products, Inc. During the year ended May 31, 2021, the Company formed two subsidiaries, Shanghai Sparkly Ore Tech, Ltd and Applied Blockchain, Ltd. Shanghai Sparkly Ore Tech, Ltd is a wholly owned foreign entity in China. Applied Blockchain, Ltd., a Cayman limited company, managed the Company’s digital wallet. During the year ending May 31, 2022, the Company formed five new wholly-owned subsidiaries, APLD Hosting, LLC, Applied Talent Resources LLC, APLD-JTND Phase II, LLC, APLD-Rattlesnake Den I, LLC, and APLD-Rattlesnake Den II, LLC. In June 2021, we formed APLD Hosting, LLC, in Nevada. APLD Hosting is entering into agreements to own and operate our co-hosting facilities.On November 2, 2021, we formed Applied Talent Resources LLC in Nevada to employ and manage our employees, employee staffing among our entities and projects and employment related plans and policies. On November 8, 2021, we formed APLD-JTND Phase II, LLC and on November 15, 2021, we formed APLD-Rattlesnake Den I, LLC and APLD-Rattlesnake Den II, LLC, each of which is a Delaware limited liability company formed to build and operate a co-hosting facility.
In the third quarter of the fiscal year ending May 31, 2022, the Company entered into a joint venture agreement to form 1.21 Gigawatts, LLC (“the joint venture entity”), with Antpool Capital Asset Investment, L.P., an affiliate of Bitmain Technologies, bringing together the world’s leading provider of blockchain mining solutions and a leader in next generation datacenters used to host blockchain infrastructure. Applied Blockchain and Antpool intend to leverage their combined resources and expertise to initially build up to 1.5 Gigawatts (GW) of datacenter hosting capacity over the next 24 months. The Company has a majority interest in the joint venture entity and therefore the results of the joint venture entity will be consolidated in the Company’s financial statements.
Reverse Stock Split
The Company’s board of directors approved a reverse split of shares of the Company’s common stock on a one-for-six basis, which was effected on April 12, 2022 (the “Reverse Stock Split”). All references to Common Stock, options to purchase common stock, restricted stock units, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares of the Company’s common stock were issued in connection with the Reverse Stock Split. Any fractional share resulting from the Reverse Stock Split was rounded down to the nearest whole share and the affected holder received cash in lieu of such fraction share.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
Initial Public Offering
On April 13, 2022, the Company announced its initial public offering of 8,000,000 shares of its common stock at $5.00 per share. The shares began trading on The Nasdaq Global Select Market on April 13, 2022, under the ticker symbol “APLD.”
On April 18, 2022, the Company completed its initial public offering. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock at the public offering price, less underwriting discounts and commissions. The net proceeds received by the Company from the offering (after deducting underwriting discounts and commission and estimated offering expenses) were approximately $36 million. The Company intends to use the net proceeds to lease or purchase additional property on which to build additional co-hosting facilities, to construct those facilities, to enter into additional energy service agreements for each additional site and for funding its working capital and general corporate purposes.
2.LIQUIDITY AND FINANCIAL CONDITION
As of February 28, 2022, the Company had approximate cash and cash equivalents of $12.0 million and negative working capital of $4.5 million. Historically the Company has incurred losses and has relied on equity financings to fund its operations. Based on analysis of cash flows, current net working capital, and expected operations revenue, the Company believes its current cash on hand is sufficient to meet its operating and capital requirement for at least next twelve months from the date these financial statements are issued.
3.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned and controlled subsidiaries. Consolidated subsidiaries results are included from the date the subsidiary was formed or acquired. Noncontrolling interests in consolidated subsidiaries in the consolidated financial statements represent non-controlling stockholders' proportionate share of the operations in such subsidiaries. Intercompany investments, balances and transactions have been eliminated in the consolidated financial statements. The Company’s consolidated operating subsidiaries include wholly-owned Shanghai Sparkly Ore Technology, Applied Blockchain, Ltd., APLD-JTND Phase II, LLC, APLD-Rattlesnake Den I LLC, APLD-Rattlesnake Den II LLC, APLD Hosting, LLC, Applied Talent Resources LLC, as well the Company’s majority interest in 1.21 Gigawatts, LLC.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with asset valuations, and the valuation allowance associated with the Company’s deferred tax assets.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The following five steps are applied to achieve that core principle:
•Step 1:   Identify the contract, or contracts, with the customer;
•Step 2:   Identify the performance obligations in the contract;
•Step 3:   Determine the transaction price;
•Step 4:   Allocate the transaction price to the performance obligations in the contract; and
•Step 5:   Recognize revenue when, or as, the Company satisfies a performance obligation.
To identify the performance obligations in a contract with a customer, the Company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all the following:
•Variable consideration;
•Constraining estimates of variable consideration;
•The existence of a significant financing component in the contract;
•Noncash consideration; and
•Consideration payable to a customer.
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
The following table provides information about the activity of deferred revenue for monthly hosting services:

	Three Months Ended		Nine Months Ended
(in thousands)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Balance, beginning of the period	$526	$—	$—	$—
Invoiced hosting revenue	5,544	—	6,070	—
Recognized hosting revenue	1,026	—	1,026	—
Balance, end of the period	$3,909	$—	$3,909	$—
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.
Fair Value of Financial Instruments
The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and
Level 3 — Inputs for the asset or liability that are not based on observable market data.
Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of February 28, 2022 there were no financial assets or liabilities measured at fair value.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to operations as incurred, whereas significant repairs are capitalized.
Lease Accounting
The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.
For leases with a term exceeding 12 months, a lease liability is recorded on the Company’s consolidated balance sheet at lease commencement reflecting the present value of its fixed minimum payment obligations over the lease term. A corresponding right-of-use (“ROU”) asset equal to the initial lease liability is also recorded, adjusted for any prepaid rent and/or initial direct costs incurred in connection with execution of the lease and reduced by any lease incentives received. For purposes of measuring the present value of its fixed payment obligations for a given lease, the Company uses its incremental borrowing rate, determined based on information available at lease commencement, as rates implicit in its leasing arrangements are typically not readily determinable. The Company’s incremental borrowing rate reflects the rate it would pay to borrow and incorporates the term and economic environment of the associated lease.
For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with a term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred.
Income Taxes
ASC Topic 740, Income Taxes, (“ASC 740”), also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The benefit of a tax position is recognized in the financial statements in the period during which based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.
Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A; “Expenses of Offering”. The Company had deferred offering costs of $314 thousand as of February 28, 2022 and no deferred offering costs as of May 31, 2021. The deferred offering costs as of February 28, 2022 relate to the Company’s initial public offering, and primarily

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
consist of accounting and legal services, and securities registration expenses. These offering costs will be charged to shareholders’ equity at the offering close date.
Recent Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of this ASU had no impact on the Company’s financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
4.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of February 28, 2022, and May 31, 2021:

	Estimated Useful Life	February 28, 2022	May 31, 2021
Hosting Equipment
Electric Generation and Transformers	15 years	$4,172	$—

Office and computer equipment
Software	5 years	41	—
Computer Equipment	5 years	17	17
Furniture and Fixtures	7 years	432	4
Construction in Progress		4,677	—
Autos	5 years	135	—
General Equipment	5 years	8,955	—
Land & Building
Land		1,074	—
Land Improvements	15 years	1,180	—
Building	39 years	23,181	—
Total cost of property and equipment		$43,864	$21
Accumulated Depreciation		(245)	(1)
Property Plant and Equipment, Net		$43,619	$20
Depreciation expense from continuing operations totaled $245 thousand and $0 for the three and nine-month periods ended February 28, 2022 and 2021, respectively.
As part of the Company's presentation of discontinued operations, the Company reclassified approximately $7.2 million of gross assets and $690 thousand of accumulated depreciation into current assets of discontinued operations. The Company also recognized a $3.3 million loss to measure the current assets of discontinued operations at fair value less cost to sell in accordance with ASC 360-10-45-13. This loss has been presented within loss from discontinued operations.
5.REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue when promised services are transferred to customers in an amount that reflects the consideration to which the Company expects to be received in exchange for those services. The Company notes all revenue recognized from continuing operations during the quarter was received through hosting revenue. All revenue recognized from cryptoasset mining revenue is included within discontinued operations.
Hosting revenue
The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. All performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Hosting revenue is recorded monthly in fixed amounts based on the terms of the hosting agreements. Customer contracts include advance payment terms. Advanced payments are recorded as deferred revenue until the related service is provided.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
The Company has a material customer concentration in the hosting business. The Company has entered into contracts with JointHash Holding Limited (a subsidiary of GMR), Bitmain Technologies Limited, F2Pool Mining, Inc. and Hashing LLC to utilize the first co-hosting facility which was brought online in February 2022.

Below is a summary of the Company’s revenue concentration by major customer for the three months ended February 28, 2022 and 2021.

Customer	Three Months Ended February 28, 2022	Three Months Ended February 28, 2021
Customer A	62%	—%
Customer B	16%	—%
Customer C	13%	—%
Below is a summary of the Company’s revenue concentration by major customer for the nine months ended February 28, 2022 and 2021.

Customer	Nine Months Ended February 28, 2022	Nine Months Ended February 28, 2021
Customer A	62%	—%
Customer B	16%	—%
Customer C	13%	—%

Additionally, the below table illustrates the Company’s accounts receivable concentration as of February 28, 2022 and May 31, 2021.

Customer	February 28, 2022	May 31, 2021
Customer A	62%	—%
Customer B	16%	—%
Customer C	13%	—%

Remaining Performance Obligations
As of February 28, 2022, the Company had $3.9 million in deferred revenue, which represents the Company’s remaining performance obligations. The Company expects to recognize all of this revenue within the next 12 months.
6.RELATED PARTY NOTES PAYABLE
A related party note payable held by the CEO of the Company was extinguished with stock issuance settlement on June 12, 2021. An exchange agreement was reached effective June 12, 2021, whereby outstanding debt principal of $470 thousand and accrued interest of $1.6 million was converted to 5.1 million aggregate Common Stock shares at a fair value price of $.75 per share for a loss on extinguishment of $1.3 million. Upon the consummation of the Exchange Agreement, the note payable was surrendered and cancelled; and all rights including rights to accrued interest due will be extinguished.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
7.INCOME TAXES
The Company recorded income tax expense of $60 thousand for the three months ended February 28, 2022, and $274 thousands for the nine months ended February 28, 2022 compared to zero for the three and nine months ended February 28, 2021. The Company’s effective tax rate was (1.47)% and 0% for the nine months ended February 28, 2022 and 2021, respectively.
The effective tax rate for the nine months ended February 28, 2022 differed from the statutory rate of 21% primarily due to permanent differences related to debt extinguishment as well as changes in the valuation allowance.
The following table presents current and deferred tax expense for the nine month periods ended February 28, 2022 and 2021.

	Nine Months Ended Period Ended February 28, 2022
	2022	2021
Current expense (benefit) - Continuing Operations
Federal	$—	$—
State	$—	$—
Total current expense	$—	$—

Deferred expense (benefit)
Federal	$274	$—
State	$—	$—
Total deferred expense (benefit)	$274	$—
Total income tax expense (benefit)	$274	$—
The following table presents a reconciliation of the statutory tax rate to the effective tax rate for the nine month periods ended February 28, 2022 and 2021.

	February 28, 2022	February 28, 2021
Expected income tax expense (benefit) at U.S. statutory rate	21.00%	21.00%
Extinguishment of Debt	-0.79%
State Tax Expense	0.00%	0%
Change in Valuation Allowance	-21.68%	-21.00%
Income Tax Expense / (Benefit)	-1.47%	0%
8.REDEEMABLE EQUITY
Series C Preferred Stock
As of February 28, 2022, 676,086 shares of Series C Preferred Stock are outstanding. The shares of Series C Preferred Stock are convertible into shares of Common Stock. These shares were offered and sold to certain “accredited investors” in a private placement without registration of the shares under Rule 506 of the Securities Act and the rules and regulations promulgated thereunder.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
Holders of Series C Preferred Stock shall vote together with holders of common stock on an as-if converted to Common Stock basis, except in certain circumstances, such as a material change to the principal business, or a significant transaction event defined by the certificate of designation. Series C Preferred Stock ranks pari passu with the Series D Preferred Stock.
Paid-in-kind (“PIK”) Dividends will be charged at a rate of 10% per annum provided that the Company’s Common Stock is not listed or traded before December 15, 2021, or 12% if the registration statement relating to the resale of shares of Common Stock issuable upon conversion of the outstanding shares of Series C Preferred Stock has not been declared by that date. The rate will increase to 15% if these targets are not met by October 15, 2022. Dividends will be terminated upon conversion or upon the Company’s satisfaction of the listing target and registration statement target.
On the date that an event triggers an automatic conversion, including the date on which the Resale Registration Statement (as defined below) is declared effective by the SEC (the “Conversion Date”), all outstanding shares of Series C Preferred Stock will be automatically converted (without payment of additional consideration) into such number of fully paid and non-assessable shares of common stock as determined by dividing the Stated Value of such shares by the Conversion Price of $0.13, subject to adjustment, in effect on such Conversion Date.
The Company is required to reserve and keep available shares of Common Stock out of authorized and unissued shares of common stock for the sole purpose of issuance upon conversion of the Series C Preferred Stock, free from preemptive rights or any other actual contingent purchase rights. Each holder of shares of Series C Preferred Stock is entitled to convert any portion of the outstanding Series C Preferred Stock and any PIK Dividends held by such holder, without the payment of additional consideration, into such number of fully paid and non-assessable shares of Common Stock.
Unless prohibited by Nevada law, shares of Series C Preferred Stock shall be redeemed (a “Mandatory Redemption”) at a price equal to Stated Value of such Series C Preferred Stock, plus an amount per share equal to the Stated Value of each share of Series C Preferred Stock issuable as a result of accrued but unpaid PIK Dividends (the “Redemption Price”), if the Requisite Holders provide written notice of redemption to the Company on or after October 15, 2022, which notice may only be so provided if on or after such date Common Stock is not listed on a Trading Market. The date of redemption will be selected by the Company and occur within 30 days following the date that the Company receives such notice.
If the Company fails to redeem the Series C Preferred Stock as set forth above, PIK Dividends will continue to accrue.
Series D Preferred Stock
As of the date hereof, 1,413,624 shares of Series D Preferred Stock are issued and outstanding. The shares of Series D Preferred Stock are convertible into shares of Common Stock. These shares were offered and sold to certain “accredited investors” and non-U.S. Persons in a private placement without registration of the shares under Regulation D and Regulation S of the Securities Act.
The Series D Preferred stock ranks pari passu with the Series C Preferred Stock.
Holders of Series D Preferred Stock shall vote together with holders of Common Stock on an as-if converted to common stock basis, except in certain circumstances, such as a material change to the principal business, or a significant transaction event defined by the certificate of designation.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
PIK dividends will be charged at a rate of 10% per annum provided that the Company’s Common Stock is not listed or traded before December 15, 2021, or 12% if the registration statement relating to the resale of the shares of Common Stock issuable upon conversion of the outstanding shares of Series D Preferred Stock has not been declared by that date. The rate will increase to 15% if these targets are not met by October 15, 2022. Dividends will be terminated upon conversion or upon the Company’s satisfaction of the listing target and registration statement target.
On the Conversion Date, all shares of Series D Preferred Stock will be automatically converted (without payment of additional consideration) into such number of fully paid and non-assessable shares of Common Stock as determined by dividing the Stated Value by the Conversion Price in effect on such Conversion Date. All rights with respect to the Series D Preferred Stock will terminate on the Conversion Date.
The conversion price shall be a price per share equal to the least of (i) $0.44 per share, (ii) 75% of the price per share to be sold in certain offerings, including an initial public offering, (iii) 75% of the opening public price per share in a direct listing of Common Stock on a Trading Market (as defined in the Certification of Designations for the Series D Preferred Stock), or (iv) 75% of the per share amount to be paid for each share of Common Stock in a sale of all or substantially all of stock or assets, in each case subject to adjustment.
The Company is required to reserve and keep available shares of Common Stock out of its authorized and unissued shares of Common Stock for the sole purpose of issuance upon conversion of the Series D Preferred Stock, free from preemptive rights or any other actual contingent purchase rights.
Each holder of shares of Series D Preferred Stock is entitled to convert any portion of the outstanding Series D Preferred Stock and any PIK Dividends held by such holder, without the payment of additional consideration, into such number of fully paid and non-assessable shares of Common Stock by dividing (A) the sum of (1) the Stated Value of all outstanding shares of Series D Preferred Stock being converted, (2) the aggregate Stated Value of all shares of Series D Preferred Stock due as PIK Dividends to such holder being converted and (3) any cash dividends accrued and payable to such holder by (B) the conversion price in effect, as adjusted.
Unless prohibited by Nevada law, shares of Series D Preferred Stock shall be redeemed (a “Mandatory Redemption”) at a price equal to Stated Value of such Series D Preferred Stock, plus an amount per share equal to the Stated Value of each share of Series D Preferred Stock issuable as a result of accrued but unpaid PIK Dividends (the “Redemption Price”), if the Requisite Holders provide written notice of redemption to the Company on or after October 15, 2022, which notice may only be so provided if on or after such date common stock is not listed on a Trading Market. The date of redemption will be selected by the Company and occur within 30 days following the date that the Company receives such notice.
If the Company fail to redeem the Series D Preferred Stock as set forth above, PIK Dividends will continue to accrue.
For the three and nine months ended February 28, 2022, the Company has accrued approximately $402 thousand and $840 thousand of Series C PIK Dividends and Series D PIK Dividends, respectively.
Conversion of Preferred Stock
On August 13, 2021, the Company filed a registration statement for the resale by certain selling stockholders of shares of Common Stock with the SEC (Reg. No. 333-258818) (the “Resale

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
Registration Statement”) and received a notice of effectiveness for such registration statement on April 12, 2022.
On April 12, 2022, concurrent with receipt of the notice of effectiveness for the Resale Registration Statement, all outstanding shares of Series C Preferred Stock and Series D Preferred Stock were automatically converted (without payment of additional consideration) into fully paid and non-assessable shares of Common Stock, consistent with the Series C and Series D Preferred Stock terms. All rights with respect to the Series C and Series D Preferred Stock terminated upon conversion.
Liquidation preferences table for Preferred Stock shown below:

Class of Stock	Ranking	Liquidation Preferences
Redeemable and Convertible Series C shares	Priority 1	Cash equal to $25 per share plus accrued or unpaid PIK dividends	Ratably share in distribution of assets in proportion to preferential entitled amounts
Redeemable and Convertible Series D shares	Priority 1	Cash equal to $25 per share plus accrued or unpaid PIK dividends	Ratably share in distribution of assets in proportion to preferential entitled amounts
Valuation summary table for Preferred Stock for both the three and nine months ended February 28, 2022 is shown below:

Class of Stock	Original Proceeds, Net	Accrued Dividends	Redemption Amount	Liquidation Amount
Redeemable and Convertible Series C shares	$15,135,023	$402,150	$15,537,173	$16,500,000
Redeemable and Convertible Series D shares	$31,574,000	$840,300	$32,414,600	$34,500,000
9.SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock
The Company is authorized to issue 166,666,666 shares of Common Stock at $.001 par value per share. Note that all shares of Common Stock in this disclosure reflect the one-for-six reverse stock split disclosed in Note 1 - Business and Organization.
Equity Compensation
On January 18, 2022, the Company issued (i) an aggregate of 600,000 shares of restricted stock, consisting of 100,000 shares to each of its non-employee directors and (ii) an aggregate of 766,666 shares of restricted stock to three executives, in all cases as compensatory grants for services rendered to the Board or the Company. Each of the awards vests upon the completion of service conditions for specified times and a performance condition for the occurrence of an effective registration statement with the Securities and Exchange Commission (the “SEC”). The Company will recognize the cost of these RSUs based on the grant date fair value of the awards over the related vesting terms using a straight-line method when it is probable that the performance condition of an effective registration statement will be met. The fair value of these RSUs was estimated to be $11.0 million.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
On January 14, 2022, the Company granted an aggregate of 1,791,666 restricted stock units (“RSUs”) to three consultants, in all cases as compensatory grants for consulting services rendered to the Company which contain performance conditions that affect vesting. The performance conditions specify that the RSUs are achieved based on specific thresholds of power to become available in the Company’s colocation hosting facility and also upon the occurrence of an effective registration statement with the SEC. The Company will recognize the cost of these RSUs based on the grant date fair value of the awards when it is probable that the performance conditions will be achieved over the related vesting terms, which is expected to result in expense recognition for the years ended May 31, 2022 and May 31, 2023. The fair value of these RSUs was estimated to be $14.4 million.
The fair value of the shares of common stock underlying equity compensation has been determined by using a third-party valuation specialist to assist management in its determination. Management determines the fair value of the Company’s Common Stock by considering a number of objective and subjective factors including: the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, the Company’s operating and financial performance, and general and industry specific economic outlook, amongst other factors.
The Company estimated the fair value of the Common Stock at issuance date using a Probability Weighted Expected Return Method (“PWERM”). The PWERM estimated the fair value assuming two possible outcomes, for which each discrete outcome is probability weighted to arrive at a weighted-average value. The Company weighted two different scenarios as follow:
Scenario

Scenario	Weight
Public Company scenario (“listing scenario”) through a traditional IPO	95%
Remain a private Company scenario (“private scenario”)	5%
As the performance condition of an effective registration statement has not been met as of February 28, 2022, no expense has been recognized for the three and nine months ended February 28, 2022.
Share-Based Compensation
In March 2021, the Company entered into service agreements collectively with GMR Limited, Xsquared Holding Limited (“SparkPool”), and Valuefinder to provide cryptocurrency mining management, equipment, and other services to assist with the mining operation of the Company during 2021 and 2022. In exchange, the Company agreed to issue Common Stock shares as shown below and included in the agreement. All shares were issued in June 2021.

Service Provider	Common Stock Shares Committed
ValueFinder	3,156,427
SparkPool	7,440,148
GMR	7,441,648
Total	18,038,223

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
The fair value of the share-based compensation issued was calculated using the fair value of outstanding equity using the option pricing method, weighted as shown below. All shares issued under the agreement were vested immediately.

Class of Stock	Option Pricing Fair Value	Weight
Common Stock	$0.402	8%
Conversion Price of Series C Shares	0.780	92%
	$0.750
Series A Convertible Preferred Stock
Each share of Series A Convertible Preferred Stock ("Series A Preferred Stock") had a liquidation value of $100 per share, was convertible into 1,429 shares of Common Stock of the Company (subject to adjustment) and paid a cash dividend of 8% or a dividend in kind of 10%. The dividends were accrued quarterly based on the original purchase price of the Series A Preferred Stock.
All shares of Series A Preferred Stock were converted effective June 12, 2021, to shares of Common Stock. 6,809,833 shares of Common Stock were issued in exchange for the Series A Convertible Preferred Stock.
There are no accrued dividends related to the Series A Convertible Preferred Stock as of February 28, 2022.
Series B Convertible Preferred Stock
Each share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) had a liquidation value of $100 per share, was convertible into 1,000 shares of Common Stock of the Company (subject to adjustment) and paid a cash dividend of 8% or a dividend in kind of 10%. The dividends were accrued quarterly based on the original purchase price of the Series B Preferred Stock.
All shares of Series B Preferred Stock were converted effective June 12, 2021, to shares of Common Stock. 6,809,833 shares of Common Stock were issued in exchange for the Series B Convertible Preferred Stock.
There are no accrued dividends related to the Series B Convertible Preferred Stock as of February 28, 2022.

Equity Plan Approval
On October 9, 2021, our Board approved two equity incentive plans, which our stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in our SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to our employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in our SEC filings as the 2022 Incentive Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of February 28, 2022, no awards had been granted under either plan.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
10.LEASES
As of February 28, 2022, the Company had an operating lease liability and right of use asset for its office space that expires in October 2026. The Company also entered into one finance lease for equipment as of February 28, 2022. As of February 28, 2021, the Company did not have any significant operating or finance lease balances. Rental expense for lease payments related to operating leases is recognized on a straight -line basis over the remaining lease term.
The Company has elected the short-term lease exception and therefore, only recognized lease liabilities and right of use assets for leases longer than one year. The Company has also elected the practical expedient of not separating lease components from non-lease components for its real estate leases.
As of February 28, 2022, and May 31, 2021 the balance of the right of use assets were $1.2 million and $0, respectively, and the balance of the lease liability is $1.2 million and $0, respectively, for the Company’s office lease and its leased equipment.
The calculation of these lease assets and liabilities includes minimum lease payments over the remaining lease term. Any variable lease payments are excluded from the amounts and are recognized in the period in which those obligations are incurred. Operating lease assets are included as right of use assets, net on the Balance Sheet. The current portion of lease liabilities are presented as current portion of lease liability on the Balance Sheet with the remainder included as long-term portion of lease liability on the Balance Sheet.
Balance sheet presentation of lease assets and liabilities, net is as follows:

Lease Type	Consolidated Balance Sheet Location	February 28, 2022
Operating Lease Assets	Right of use asset, net	$1,142
Finance lease assets	Right of use asset, net	$65
Total lease assets		$1,207

Operating Lease liabilities	Current portion of operating lease liability	$185
Operating Lease liabilities	Long-term Portion of Lease Liability	$969
Total Operating Lease Liabilties		$1,154
Finance lease liabilities	Current portion of lease liability	$26
Finance Lease liabilities	Long-term portion of lease liability	$40
Total Finance Lease Liabilities		$66
Total lease liabilities		$1,220

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
The Company’s lease cost under ASC 842 is as follows:

		3 Months Ended	9 Months Ended
Lease Type	Consolidated Statements of Income Location	February 28, 2022	February 28, 2022
Operating lease expense	Selling, General and Administrative	$78	$243
Finance lease expense	Selling, General and Administrative	$2	$2
Short-term lease expense	Selling, General and Administrative	$20	$39
Total Lease Cost		$100	$284
The following table represents the Company’s future minimum operating lease payments as of February 28, 2022, under ASC 842 (in thousands):

Year	Operating Leases	Finance Leases	Total
FY22	$78	$7	$85
FY23	318	29	347
FY24	326	29	355
FY25	334	6	340
FY26	342	—	342
Beyond	176	—	176
Total	$1,574	$71	$1,645
Present Value of lease liabilities	$1,154	$66	$1,220
Less Current portion of lease liability	$185	$26	$211
Long-term portion of lease liability	$969	$40	$1,009
Supplemental cash flow and other information related to leases is as follows:

Weighted-average months remaining	55 months

Weighted-average discount rate	12.20%

Cash flows from operating leases	$233

Cash flows from finance leases	$2
11.RELATED PARTY TRANSACTIONS
Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
In March 2021, the Company executed a strategy planning and portfolio advisory services agreement with an entity that is controlled by a board member of the Company. Compensation for the services provided will be through issuance of 19.0 million shares of Company’ fully diluted and outstanding Common Stock. All shares of Common Stock issuable under the agreement were issued in June 2021.
12.COMMITMENTS AND CONTINGENCIES
Commitments
Purchase Agreements
As of February 28, 2022, the Company has purchase commitments totaling $697 thousand for the year ending May 31, 2022, and has no purchase commitments for periods beyond May 31, 2022.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of February 28, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
13.EARNINGS PER SHARE
Basic net income (loss) per share (“EPS”) of Common Stock is computed by dividing the Company’s net earnings (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity.
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. Refer to Footnote 9 for details on outstanding classes of preferred shares. The table below shows the calculation for this quarter’s earnings per share:

Basic and diluted income (loss) per share:	Quarterly Period Ended
	February 28, 2022	February 28, 2021
Net Income (loss) from continuing Operations	$(2,397)	$(77)
Net Income (loss) from discontinued Operations	$(4,048)	$—
Net Income (loss) attributable to Applied Blockchain	$(6,445)	$(77)
Continuing Operations	$(0.04)	$(0.05)
Discontinued Operations	$(0.08)	$—
Basic and diluted net loss per share	$(0.12)	$(0.05)
Basic and diluted weighted average number of shares outstanding	53,396,920	1,511,061

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022

Basic and diluted income (loss) per share:	Year-to-Date Period Ended
	February 28, 2022	February 28, 2021
Net Income (loss) from continuing Operations	$(17,843)	$(223)
Net Income (loss) from discontinued Operations	$(2,870)	$—
Net Income (loss) attributable to Applied Blockchain	$(20,713)	$(223)
Continuing Operations	$(0.35)	$(0.15)
Discontinued Operations	$(0.06)	$—
Basic and diluted net loss per share	$(0.41)	$(0.15)
Basic and diluted weighted average number of shares outstanding	50,546,048	$1,511,061
14.DISCONTINUED OPERATIONS
During February 2022, the Company implemented plans to cease all cryptomining operations and start the sale process of all cryptomining equipment. The assets to be sold are reflective of the entire mining reportable segment. Therefore, the mining operations represent a component of the entity, and meet all the criteria for held-for-sale classification under ASC 205. Further, the Company’s plan represents a strategic shift, as the Company plans to generate the majority of future revenue through hosting operations. Therefore, the results of operations, financial position and cash flows of the mining operation have been presented as discontinued operations and the related assets have been classified as held-for-sale.
Operating results of discontinued operations are summarized below:

	Three Months Ended
	February 28, 2022	February 28, 2021
Cryptoasset Mining Revenue	916	—
Mining Revenue Pool Fees	9	—
Cryptoasset Mining Revenue, Net	907	—
Cost of Sales	628	—
Gross Profit	279	—
Impairment of Cryptocurrency Assets	(226)	—
Gain/Loss on Sale of Fixed Assets	(847)	—
Gain/Loss on Assets Reclass to Discontinued Operations	(3,254)	—
Net Loss from Discontinued Operations	(4,048)	—

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022

	Nine Months Ended
	February 28, 2022	February 28, 2021
Cryptoasset Mining Revenue	2,975	—
Mining Revenue Pool Fees	30	—
Cryptoasset Mining Revenue, Net	2,945	—
Cost of Sales	1,589	—
Gross Profit	1,356	—
Impairment of Cryptocurrency Assets	(390)	—
Gain/Loss on Sale of Fixed Assets	(582)	—
Gain/Loss on Assets Reclass to Discontinued Operations	(3,254)	—
Net Loss from Discontinued Operations	(2,870)	—
The assets related to the cryptomining operation have all been remeasured to the fair value less cost to sale. As the Company completed the sale of the assets shortly after the quarter ended February 28, 2022, the Company has used the sale price and actual costs to sale to determine actual carrying value of the assets held for sale. The remaining assets are comprised of GPUs for cryptomining.
Current assets related to discontinued operations are summarized below

ASSETS	February 28, 2022	May 31, 2021
Current assets of discontinued operations	3,573	—
Crypto Assets
The Company recognizes revenue at the spot price of the cryptoasset when mined. The Company then tracks any gain or loss from the time the cryptoasset was mined to the time when it was ultimately sold or converted. The sale or conversion generally results in a realized gain or loss at the time of sale or conversion. The sale or conversion of cryptoassets results in the receipt of cash consideration.
As of February 28, 2022 and 2021, the Company did not hold any cryptoassets. For the three and nine months ended February 28, 2022, the Company recorded impairment expense of $226 thousand and $390 thousand respectively.
The following table presents a summary of cryptoasset activity by period.

	Three Months	Nine Months
Beginning Balance - May 31, 2021	$—	$—
Cryptoassets earned through mining	916	2,975
Mining pool operating fees	(9)	(30)
Cryptoassets sold or converted	(1,133)	(3,336)
Impairment of Cryptocurrency Assets	226	390
Ending Balance - February 28, 2022	$—	$—

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
Additional Cryptomining Accounting Policies

Cryptoassets
Cryptoassets are included in current assets in the accompanying consolidated balance sheets. Cryptoassets are classified as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in Footnote 5. Management will evaluate market conditions on a quarterly basis. When events or circumstance identified through this process indicate that cryptoassets may be impaired, they are tested for impairment. Impairment, if any, is recognized for the difference between the fair value of the underlying cryptoasset and the carrying amount of the cryptoasset. Fair value is measured using the quoted price of the cryptoasset at the time its fair value is being measured.
Cryptoassets awarded to the Company through its mining activities are included within the operating activities in the accompanying consolidated statements of cash flows. Gains from the sales of cryptoassets are recorded in other income (expense) in the accompanying consolidated statements of operations. The Company accounts for its gains in accordance with the first in, first out (“FIFO”) method of accounting.
Cryptoasset mining revenue
The Company has entered into cryptoasset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a theoretical fractional share of the cryptoasset award the mining pool operator receives (less service fees to the mining pool operator which are recorded as a reduction of revenue) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.
Providing computing power in cryptoasset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators and is satisfied over the time it takes to mine each block. The transaction consideration the Company receives, if any, is noncash consideration, which the Company receives on a daily basis and measures at fair value on the date received using the average price of the cryptoasset during the date, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because validation awards are not known until a block is placed, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. It is not probable that a significant reversal of revenue will occur. Fair value of the cryptoasset award received is determined using the quoted price on the Company’s primary exchange of the related cryptoasset.
15.SUBSEQUENT EVENTS
Sale of Crypto Mining Equipment
On March 9, 2022, the Company ceased all crypto mining operations and completed the sale of all crypto mining equipment in service. Total proceeds from the sale of the equipment were $1.6 million. The Company has no plans to return to crypto mining operations in the future as the Company’s grows

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Periods Ended February 28, 2022
its co-hosting operations. The results of the crypto mining operations are accounted for as discontinued operations in our consolidated financial statements as of and for the period ended February 28, 2022.
Loan Agreement
On March 11, 2022, the Company and Applied Hosting, LLC (“Hosting”), a wholly-owned subsidiary of the Company, entered into a term loan agreement (the “Loan Agreement”) by and among Hosting, as the borrower, Vantage Bank Texas, as lender (the “Lender”) and the Company as guarantor. Pursuant to the Loan Agreement, on March 11, 2022, Hosting entered into a promissory note agreement (the “ VBT Note”) and borrowed $7.5 million for a five (5) year term with an interest rate of five percent (5%) per annum (the “Term Loan”). The proceeds of the Term Loan will be used for working capital needs for the operation of Phase I of the hosting facility in Jamestown, North Dakota. The Loan Agreement and VBT Note contain customary covenants, representations and warranties and events of default.
Also on March 11, 2022, the Company entered into a continuing guaranty agreement (the “Guaranty Agreement”) with the Lender, pursuant to which the Company agreed to guaranty Hosting’s indebtedness and obligations under the Loan Agreement. The Term Loan is secured by a mortgage on the real property constituting Phase I of the Jamestown, North Dakota property (the “Property”) pursuant to a Mortgage, Security Agreement and Fixture Financing Statement (the “Mortgage”), dated March 11, 2022, by and between Hosting and the Lender, and a security interest in the accounts receivable, rents and servicing agreements relating to the Property, and equipment as set forth in or required by the Loan Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•labor and other workforce shortages and challenges;
•our dependence on principal customers;
•the addition or loss of significant customers or material changes to our relationships with these customers;
•our sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;
•our ability to timely and successfully build new hosting facilities with the appropriate contractual margins and efficiencies
•our ability to continue to grow sales in our hosting business
•volatility of cryptoasset prices
uncertainties of cryptoasset regulation policy

You should carefully review the risks described in the final prospectus of our Registration Statement on Form S-1 (Reg. No. 333-261278) filed with the SEC on April 13, 2022, as well as any other cautionary language in this Quarterly Report, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
Executive Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We build and operate Next-Gen datacenters which are designed to provide massive computing power. Our first facility was constructed in North Dakota and as of February 2, 2022 is online and providing 55MW of energy and services to customers, with the remaining 45MW expected to be brought online during the second calendar quarter of 2022. We signed an energy services agreement with a utility to power this facility. We provide energized space for customers to host computing equipment. Initially, these datacenters primarily will host servers securing the Bitcoin network but can also host hardware for other applications such as artificial intelligence, machine learning and other blockchain networks in the future. We have a colocation business model where our customers place hardware they own into our facilities, and we provide full operational and maintenance services for a fixed fee. We typically enter into long-term fixed rate contracts with our customers.

Trends and Other Factors Affecting Our Business
Regulatory Environment
Our customers’ businesses are subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, cryptoasset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, cryptoassets and related technologies. As a result, they do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As cryptoassets have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network and the Federal Bureau of Investigation) have begun to examine the operations of cryptoasset networks, cryptoasset users and cryptoasset exchange markets. Other countries around the world are likewise reviewing and, in some cases, increasing regulation of the cryptoasset industry. For instance, on September 24, 2021, China imposed a ban on all crypto transactions and mining.

Ongoing and future regulatory actions could effectively prevent our customers’ mining operations and our ongoing or planned co-hosting operations, limiting or preventing future revenue generation by us or rendering our operations and crypto mining equipment obsolete. Such actions could severely impact our ability to continue to operate and our ability to continue as a going concern or to pursue our strategy at all, which would have a material adverse effect on our business, prospects or operations.

COVID-19
The COVID-19 pandemic has had unpredictable and unprecedented impacts in the United States and around the world. The implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. The economic effects of the pandemic and any recovery and resulting societal changes, including the impact of current labor shortages in the United States, are currently not predictable, and the future financial impacts could vary from those foreseen.
To the extent we are providing maintenance and repair services to our customers, our ability to provide such services may also be hampered by supply chain and labor disruptions.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 3 – Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Hosting Operation Highlights

On January 6, 2022, we and Antpool Capital Asset Investment, L.P., an affiliate of Bitmain Technologies Holding Company, entered into a joint venture in the form of 1.21 Gigawatts, LLC, pursuant to which we and Antpool contributed $8 million and $2 million, respectively, and will initially own 80% and 20% of 1.21 Gigawatts, respectively. 1.21 Gigawatts will develop, acquire, construct, finance, operate, maintain and own one or more Next-Gen datacenters with initially up to 1.5GW of capacity for hosting blockchain infrastructure. We are the managing member of 1.21 Gigawatts and are responsible for all site development, construction and operations of the datacenters. However, certain activities of 1.21 Gigawatts and its subsidiaries, if any, require the vote of 90% of the then outstanding units of each such entity. As long as Antpool owns 10% or more of the total issued and outstanding units of 1.21 Gigawatts, Antpool may appoint an individual with industry expertise to serve as an advisor to 1.21 Gigawatts. 1.21 Gigawatts will pay fees to such advisor as reasonably determined by us as managing member. Transfers by members of units of 1.21 Gigawatts are prohibited without approval of 90% of units then outstanding, which consent may be granted or withheld for any reason and transfers of such units to non-affiliates, after obtaining consent, are subject to a right of first refusal of other members to purchase some or all of such units. Additionally, Antpool has the right at any time to convert all or any portion of its 1.21 Gigawatts units into a number of shares of our Common Stock equal to the capital contributions by Antpool in connection with the acquisition of such units divided by $7.50, which will result in an increase in our ownership percentage of 1.21 Gigawatts.

On February 2, 2022, we brought our North Dakota facility online as to the first 55MW, with the remaining 45MW expected to be brought online during the second calendar quarter of 2022.
Crypto Mining Operations

On March 9, 2022, the Company ceased all crypto mining operations and completed the sale of all crypto mining equipment in service. Total proceeds from the sale of the equipment were $1.6 million, and the Company will recognize a loss $2.9 million on the sale of the equipment during the quarter ending May 31, 2022. The Company has no plans to return to crypto mining operations in the future as we grow our co-hosting operations. The results of the crypto mining operations are accounted for as discontinued operations in our consolidated financial statements as of and for the period ended February 28, 2022.
Expansion Opportunities

On November 24, 2021, we entered into a letter of intent to develop a facility in Texas with 200MW of wind power. The arrangement is subject to entry into definitive agreements by the parties. Construction of the facility began in March 2022.

We are exploring potential new locations where we intend to replicate our hosting business model. Additionally, we are evaluating potential partnerships with owners of low-cost energy sources, with a particular focus on renewable sources, as a potential avenue to grow our hosting operations.

As our hosting operations expand, we believe our business structure will become conducive to a REIT structure, comparable to Digital Realty Trust (NYSE: DLR) and Equinix, Inc. (NASDAQ: EQIX), each of which is a traditional datacenter operator and Innovative Industrial Properties, Inc. (NYSE: IIPR), a specialty REIT that similarly services a new growth industry. We have begun to investigate the possibility, costs and benefits of converting to a REIT structure.
Public Offering and Changes to Equity

On August 13, 2021, the Company filed a registration statement for the resale by certain selling stockholders of shares of Common Stock with the SEC (Reg. No. 333-258818) (the “Resale Registration Statement”) and received a notice of effectiveness for such registration statement on April 12, 2022. On November 22, 2021, the Company filed a registration statement for the sale by the Company of shares of Common Stock with the SEC (Reg. No. 333-261278) (the “IPO Registration Statement”) and received a notice of effectiveness for such registration statement on April 12, 2022. On April 11, 2022, the Company filed a registration statement for the Common Stock under the Securities Exchange Act of 1934, as amended, with the SEC which became effective automatically on April 12, 2022.

On April 12, 2022, concurrent with receipt of the notice of effectiveness for the Resale Registration Statement, all outstanding shares of Series C Preferred Stock and Series D Preferred Stock were automatically converted (without payment of additional consideration) into fully paid and non-assessable shares of Common Stock, consistent with the Series C and Series D Preferred Stock terms. All rights with respect to the Series C and Series D Preferred Stock terminated upon conversion.

The Company’s board of directors approved a reverse split of shares of the Company’s common stock on a one-for-six basis, which was effected on April 12, 2022 (the “Reverse Stock Split”). All references to Common

Stock, options to purchase common stock, restricted stock units, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares of the Company’s common stock were issued in connection with the Reverse Stock Split. Any fractional share resulting from the Reverse Stock Split was rounded down to the nearest whole share and the affected holder received cash in lieu of such fraction share.Any fractional share resulting from the Reverse Stock Split was rounded down to the nearest whole share.

On April 13, 2022, the Company announced its initial public offering of 8 million shares of its Common Stock at $5.00 per share. The shares began trading on the Nasdaq Global Select Market on April 13, 2022, under the ticker symbol “APLD.”
On April 18, 2022, the Company completed its initial public offering. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock at the public offering price, less underwriting discounts and commissions. The net proceeds received by the Company from the offering (after deducting underwriting discounts and commission and estimated offering expenses) were approximately $36 million. The Company intends to use the net proceeds to lease or purchase additional property on which to build additional co-hosting facilities, to construct those facilities, to enter into additional energy service agreements for each additional site and for funding its working capital and general corporate purposes.

Results of Operations Comparative Results for the Three and Nine Months Ended February 28, 2022 and 2021:
The following table sets forth key components of the results of operations (in thousands) of Applied Blockchain during the three and nine months ended February 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenues:
Hosting revenue	$1,026	$—	$1,026	$—
Total revenue, net	$1,026	$—	$1,026	—

Cost of revenues	$2,073	$—	$2,073	$—
Gross Profit	(1,047)	—	(1,047)	—
Costs and expenses:
Selling, General and Administrative	1,356	—	3,234	—
Stock-based compensation for service agreement	—	—	12,337	—
Depreciation	14	—	14	—
Total costs and expenses	1,370	0	15,585	0
Operating loss	(2,417)	—	(16,632)	0
Other income (expense):
Interest Expense	—	(77)	—	(223)
Gain on Extinguishment of Accounts Payable	80	—	405	—
Loss on Extinguishment of Debt	—	—	(1,342)	—
Income Tax Expenses	(60)	—	(274)	—
Total Other Income (Expense)	20	(77)	(1,211)	(223)
Net Loss from Continuing Operations	(2,397)	(77)	(17,843)	(223)
Net Loss from Discontinued Operations	(4,048)	—	(2,870)	—
Total Net Loss	$(6,445)	$(77)	$(20,713)	$(223)
Adjusted Amounts (a)
Adjusted Operating Loss from Continuing Operations	$(2,064)	$—	$(2,289)	$—
Adjusted Operating Margin from Continuing Operations	(201.17)%	—%	(223.14)%	—%
Adjusted Net Loss from Continuing Operations	$(2,044)	$(77)	$(3,500)	$(223)
Other Financial Data (a)
EBITDA	$(2,092)	$—	$(17,324)	$—
as a percentage of revenues	(203.9)%	—%	(1688.5)%	—%
Adjusted EBITDA	$(1,739)	$—	$(2,981)	$—
as a percentage of revenues	(169.5)%	—%	(290.6)%	—%
(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of the MD&A.

Commentary on Results of Operations Comparative Results for the Three Months Ended February 28, 2022 and 2021:
Revenue:
For the three months ended February 28, 2022, hosting revenue was $1 million, and there was no data center hosting revenue for the three months ended February 28, 2021. Hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. All of the Company’s revenues were generated from its North Dakota facility which became operational on February 2, 2022.
Costs and expenses
Cost of revenues for hosting for the three months ended February 28, 2022, was $2.1 million and there were no hosting costs for the three months ended February 28, 2021. The costs consisted primarily of electricity costs, including costs for the North Dakota facility under noncancelable purchase commitments prior to the facility becoming operational on February 2, 2022. Other costs include personnel cost for employees directly working at the hosting facility and depreciation expense for equipment in service at the hosting facility.
Selling, general and administrative expenses during the three months ended February 28, 2022 were $1.4 million and there were no selling, general, and administrative expenses during the three months ended February 28, 2021. The 2022 costs consist of selling, general and administrative expenses consist of legal and professional fees, advertising and marketing expenses, and other personnel and related costs.
Other income and expense:
Other income for the three months ended February 28, 2022 was $20 thousand and other expense for the three months ended February 28, 2021 was $77 thousand. The change is primarily related to a decrease in interest expense due to the conversion of a related party note payable into Common Stock during the first fiscal quarter of the year ending May 31, 2022, as well as a gain recognized in the extinguishment of accounts payable, partially offset by an increase in income tax expense.
Commentary on Results of Operations Comparative Results for the Nine Months Ended February 28, 2022 and 2021
Revenue:
For the nine months ended February 28, 2022, hosting revenue was $1 million, and there was no data center hosting revenue for the nine months ended February 28, 2021.Hosting revenue includes upfront payments which we record as deferred revenue and generally recognize as services are provided. All of the Company’s revenues were generated from its North Dakota facility which became operational on February 2, 2022.

Costs and expenses:
Cost of revenues for hosting for the nine months ended February 28, 2022, was $2.1 million and there were no hosting costs for the nine months ended February 28, 2021. The costs consisted primarily of electricity costs, including costs for the North Dakota facility under noncancelable purchase commitments prior to the facility becoming operational on February 2, 2022. Other costs include personnel cost for employees directly working at the hosting facility and depreciation expense for equipment in service at the hosting facility.
Selling, general and administrative expenses during the nine months ended February 28, 2022 were $3.2 million and there were no selling, general, and administrative expenses during the nine months ended February 28, 2021. The 2022 costs consist of selling, general and administrative expenses consist of legal and professional fees, advertising and marketing expenses, and other personnel and related costs.

Stock-based compensation during nine months ended February 28, 2022 was $12.3 million and there were no stock-based compensation costs for the nine months ended February 28, 2021. The 2022 cost was incurred as part of a service agreement for the first fiscal quarter in the year ending May 31, 2022.
Other Expenses:
Other expenses for the nine months ended February 28, 2022 was $1.2 million and other expense for the nine months ended February 28, 2021 was $223 thousand. The change is primarily related to a loss recognized on the extinguishment of a related party note to Common Stock during the first fiscal quarter of the year ended May 31, 2022, as well as recognition of income tax expense during 2022, partially offset by a reduction of interest expense due to the conversion of a related party note payable to Common Stock during the first fiscal quarter of the year ended May 31, 2022, and gains recognized on the extinguishment of accounts payable.

	Three Months Ended		Nine Months Ended
$ in thousands	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Adjusted operating loss
Operating Loss from Continuing Operations (GAAP)	$(2,417)	$—	$(16,632)	$—
Add: Stock-based compensation for service agreement	—	—	12,337	—
Add: Gain on Extinguishment of Accounts Payable	(80)	—	(405)	—
Add: Loss on Extinguishment of Debt	—	—	1,342	—
Add: Non-deferred professional service costs	433	—	1,069	—
Adjusted Operating Loss from Continuing Operations (Non-GAAP)	$(2,064)	$—	$(2,289)	$—
Adjusted operating margin from Continuing Operations	(201.2)%	—%	(223.1)%	—%

Adjusted net income (loss)
Net Loss from Continuing Operations (GAAP)	$(2,397)	$(77)	$(17,843)	$(223)
Add: Stock-based compensation for service agreement	—	—	12,337	—
Add: Gain on Extinguishment of Accounts Payable	(80)	—	(405)	—
Add: Loss on Extinguishment of Debt	—	—	1,342	—
Add: Non-deferred professional service costs	433	—	1,069	—
Adjusted net loss from Continuing Operations (Non-GAAP)	$(2,044)	$(77)	$(3,500)	$(223)

EBITDA and Adjusted EBITDA
Net Loss from Continuing Operations (GAAP)	$(2,397)	$(77)	$(17,843)	$(223)
Add: Interest Expense	—	77	—	223
Add: Income Tax Expense	60	—	274	—
Add: Depreciation	245	—	245	—
EBITDA (Non-GAAP)	$(2,092)	$—	$(17,324)	$—
Add: Stock-based compensation for service agreement	—	—	12,337	—
Add: Gain on Extinguishment of Accounts Payable	(80)	—	(405)	—
Add: Loss on Extinguishment of Debt	—	—	1,342	—
Add: Non-deferred professional service costs	433	—	1,069	—
Adjusted EBITDA (Non-GAAP)	$(1,739)	$—	$(2,981)	$—

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, gain on extinguishment of accounts payable, loss on extinguishment of debt, and one-time professional service costs not directly related to the company’s offering and therefore not deferred under the guidance in ASC 340 and SAB Topic 5A. These costs have been adjusted as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of Applied Blockchain’s performance that is neither required by, nor presented in accordance with, GAAP. Applied Blockchain believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, Applied Blockchain may incur future expenses similar to those excluded when calculating these measures. In addition, Applied Blockchain’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Blockchain’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Applied Blockchain compensates for these limitations by relying primarily on its GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate Applied Blockchain’s business.
The Sources of Liquidity
We have generated cash from the sale of our convertible preferred stock, the sale of Ether generated from our discontinued mining operations, and the receipt of contractual deposits and revenue pre-payments from hosting customers. Since December 2020, when we began planning to acquire or build an operational business, we have raised aggregate gross proceeds of $49 million from issuances of our convertible preferred stock. On April 15, 2021, we received $16.5 million in gross proceeds from the issuance of our Series C Convertible Redeemable Preferred Stock and on July 30, 2021, we received $32.5 million in gross proceeds from the issuance of our Series D Preferred Stock. On April 18, 2022, we received $40.0 million in gross proceeds from the issuance of 8 million shares of the Company’s Common Stock in conjunction with the closing of our initial public offering. During fiscal year 2021, we did not generate any revenue from crypto mining, co-hosting or otherwise. We have incurred net losses from operations. In June 2021, as a result of commencement of our crypto mining operations, we began to generate revenue. As of February 28, 2022 and May 31, 2021, we had cash of $12 million and $11.8 million respectively, and an accumulated deficit of $(52.5) million and $21.6 million, respectively. On March 11, 2022, we entered into a term loan agreement for $7.5 million for a term of five years with an interest rate of 5% per annum. The proceeds of the term loan will be used for working capital needs for the operation of Phase I of the hosting facility in Jamestown, North Dakota.

Funding Requirements
Having ceased our prior operations in 2014, we have experienced net losses until the first quarter of our fiscal year ending May 31, 2022, with net losses also heaving been incurred in the second and third quarters of our fiscal year ending May 31, 2022. Our transition to sustained profitability is dependent on successful operation of our co-hosting facilities. We believe that amounts we received from our April 2021 and July 2021 sales of convertible preferred stock, from our crypto mining operations, prior to cessation of such operations on March 9, 2022, proceeds from our initial public offering, and revenue we have begun to achieve in our co-hosting operations since our first co-hosting facility was brought online as to 55MW on February 2, 2022, after planned expenditures to build our co-hosting operations, will be sufficient to meet our working capital needs for at least the next 12 months.
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations and as we bear the costs of being a public company. We also expect that our revenues will increase as we continue to bring online additional capacity, including the remaining 45MW of capacity at our first operational co-hosting facility. We expect to need additional capital to fund continued growth, which we may obtain through one or more equity offerings, debt financings or other third-

party funding. Because of the numerous risks and uncertainties associated with the crypto mining industry, we are unable to estimate the amount of increased capital we may need to raise to continue to build additional co-hosting facilities and we may use our available capital sooner that we currently expect.
We believe that our existing cash, together with the anticipated revenues from current operations, will enable us to fund our operating expense requirements through at least 12 months. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Summary of Cash Flows
The following table provides information about Applied Blockchain’s net cash flow (in thousands) for the nine months ended February 28, 2022 and 2021.

	Nine Months Ended February 28,
$ in thousands	2022	2021
Net cash provided by operating activities	$4,113	$—
Net cash used in investing activities	(35,588)	$—
Net cash provided by financing activities	31,686	$—
Net change in cash and cash equivalents	211	$—
Cash and cash equivalents at beginning of year	11,750	$—
Cash and cash equivalents at end of period	$11,961	$—

The net cash generated by operating activities of $4.1 million for the nine months ended February 28, 2022 consisted primarily of $12.3 million of non-cash compensation for service agreement expenses, an increase of $10.7 million of accounts payable and accrued liabilities, $1.3 million gain on the extinguishment of debt, and $1 million provided by discontinued operations, partially offset by a net loss from continuing operations of $17.8 million, increases in accounts receivable of $1 million, and increases in prepaid expenses and other current assets of $2.1 million.

The net cash used in investing activities for the nine months ended February 28, 2022 represents deposits on mining equipment and purchases of property and equipment.

The net cash provided by financing activities for the nine months ended February 28, 2022 represents proceeds from issuance of our Series D Preferred Stock.

For the nine months ended February 28, 2021 there was no cash used by operating activities, investing activities and financing activities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief

Financial Officer concluded that, as of February 28, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
In connection with our initial public offering, we identified a material weakness in the design of our internal controls, which could adversely affect our ability to record, process, summarize and report financial data. We have not yet designed and implemented user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel. We also do not have a properly designed internal control system that identifies critical processes and key controls.
In order to remediate these material weaknesses, we are taking the following steps, among others:
1.continued hiring of additional qualified accounting and financial reporting personnel to support division of responsibilities;
2.improving and updating our systems;
3.developing IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our systems; and
4.implementing processes and controls to better identify and manage segregation of duties.
We will not be able to fully remediate the material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Part II - Other Information
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosed in the final prospectus of our Registration Statement on Form S-1 (Reg. No. 333-261278) filed with the SEC on April 13, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 12, 2022, the SEC declared effective the Company’s IPO Registration Statement (Reg. No. 261278). The offering under the IPO Registration Statement commenced on April 12, 2022 and was consummated on April 18, 2022 with the sale of 8,000,000 newly-issued shares of Common Stock at a price of $5.00 per share, constituting the total aggregate amount registered. B. Riley Securities, Inc. and Needham & Company acted as book-running managers, Craig-Hallum and D.A. Davidson & Co. acted as lead managers, and Lake Street and Northland Capital Markets acted as co-managers for the offering. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock at the public offering price, less underwriting discounts and commission, although such option was not exercised. Through the date of this Quarterly Report on Form 10-Q, estimated total expenses of the offering were approximately $4 million, consisting of $2.8 million in underwriting discounts and commissions, approximately $400 thousand in expenses paid to the underwriters, and approximately $800 thousand in other expenses including legal, auditor, listing, and other expenses. No such payments were made to officers directors or associates of the Company except that, with respect to underwriting discounts and commissions and expenses to the underwriters, (a) Wes Cummins, the Company’s CEO and Chairman, sold, in 2021, a majority interest in 272 Capital LP, a registered investment adviser controlled by him, to B. Riley Financial, Inc., an affiliate of B. Riley Securities, Inc., (b) Wes Cummins is the CEO and President of B. Riley Capital Management, LLC, an affiliate of B. Riley Securities, Inc., (c) Chuck Hastings, CEO of B. Riley Wealth Management, Inc., serves on the Company’s board of directors, and (d) Virginia Moore, a member of the Company’s Board of Directors, is the spouse of the CEO of B. Riley Securities, Inc. The net offering proceeds to the Company after deducting the expenses described herein were approximately $36 million. None of the proceeds were received by the Company during the quarter ended February 28, 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Second Amended and Restated Articles of Incorporation, as amended from time to time.
31.1	Chief Executive Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED BLOCKCHAIN, INC.

Date: May 13, 2022	By:	/s/ Wesley Cummins
Wesley Cummins Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ David Rench
David Rench Chief Financial Officer (Principal Financial Officer)