Form 10-K
period 2022-05-31
Applied Blockchain, Inc.
filed 2022-08-29
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from and
Commission file number 001-31968
APPLIED BLOCKCHAIN, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	7370 (Primary Standard Industrial Classification Code Number)	95-4863690 (I.R.S. Employer Identification No.)

3811 Turtle Creek Blvd., Suite 2100, Dallas, TX 75219 214-427-1704 (Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	APLD	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 30, 2021, based on the closing price of $2.16 (without giving effect to the Reverse Stock Split effected on April 12, 2022) for shares of the Registrant’s common stock as reported by the OTC Markets (where the Registrant's common stock was trading at the time), was approximately $175.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 94,238,937 shares of common stock as of August 25, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I
REVERSE STOCK SPLIT OF OUR COMMON STOCK

In April 2022, we effected a 1-for-6 reverse stock split of our common stock, whereby each 6 shares of our common stock and common stock equivalents were converted into 1 share of common stock. All share and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to give effect to the reverse stock split.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek,” “should,” “will,” and “would,” or similar words. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions or state other “forward-looking” information.

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
•our ability to timely and successfully build new hosting facilities with the appropriate contractual margins and efficiencies;
•our ability to continue to grow sales in our hosting business;
•volatility of cryptoasset prices
•uncertainties of cryptoasset regulation policy; and
•equipment failures, power or other supply disruptions.

You should carefully review the risks described in Item 1A of this Annual Report on form 10-K, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

Item 1. Business
Overview
Our Business

Hosting Operation

We design, build, and operate Next-Gen datacenters which are designed to provide massive computing power and support high-compute applications. Initially, these datacenters will primarily host servers securing the Bitcoin network but can also host hardware for other applications such as artificial intelligence, machine learning and other blockchain networks in the future. We have a colocation business model where our customers place hardware they own into our facilities and we provide full operational and maintenance services for a monthly recurring fee. We typically enter into long term contracts with our customers.
We purchased property in North Dakota on which we constructed our first co-hosting facility. We entered into an Amended and Restated Energy Services Agreement for the purpose of supplying 100 megawatts ("MW") of electricity to be used by our co-hosting customers at this facility. We also entered into agreements with five customers (JointHash Holding Limited (a subsidiary of GMR), Spring Mud (a subsidiary of GMR), Bitmain Technologies Limited, F2Pool Mining, Inc. and Hashing LLC, ) which are expected to utilize the total available energy under the Amended and Restated Energy Services Agreement at our first facility and 85MW of energy at our second facility, once it is built and able to provide such energy. The company pays for energy from part of the revenue from customers.
Working with expert advisors in the fields of power, crypto mining operations, procurement, and construction, we have designed a plan for a prefabricated facility and organization within the facility that can be delivered and installed quickly and maximize performance and efficiency of the facility and our customers’ crypto mining equipment. Construction of our first co-hosting facility began in September 2021. On February 2, 2022, we brought our first facility online. It is now fully operational.
On November 24, 2021, we entered into a letter of intent to develop a second datacenter facility. On April 13, 2022, the Company entered into a 99-year ground lease in Garden City, TX, with the intent to build our second datacenter facility on this site. On April 25, 2022 the Company began construction on this site. This facility is collocated with a wind farm and upon completion is expected to provide 200 MW of power to hosting customers. The facility is expected to begin operating in calendar Q4 of 2022 and the 200 MW capacity is fully contracted with our customers.

On January 6, 2022, we and Antpool, an affiliate of Bitmain Technologies Holding Company, entered into a Limited Liability Company Agreement of 1.21 Gigawatts, LLC ("1.21 Gigawatts"), pursuant to which we and Antpool contributed $8,000 and $2,000, respectively, and will initially own 80% and 20%, respectively, of 1.21 Gigawatts. 1.21 Gigawatts will develop, acquire, construct, finance, operate, maintain and own one or more Next-Gen datacenters with up to 1.5 gigawatts ("GW") of capacity for hosting blockchain infrastructure. We are the managing member of 1.21 Gigawatts and are primarily responsible for all site development, construction and the eventual operations of the datacenters. However, certain activities of 1.21 Gigawatts and its subsidiaries require the vote of 90% of the then outstanding units of each such entity. As long as Antpool owns 10% or more of the total issued and outstanding units of 1.21 Gigawatts, Antpool may appoint an individual with industry expertise to serve as an advisor to 1.21 Gigawatts. 1.21 Gigawatts will pay fees to such advisor as reasonably determined by us as managing member. Transfers by members of units of 1.21 Gigawatts are prohibited without approval of 90% of units then outstanding, which consent may be granted or withheld for any reason, and transfers of such units to non-affiliates, after obtaining consent, are subject to a right of first refusal of the other members to purchase some or all of such units. Additionally, Antpool has the right at any time to convert all or any portion of its 1.21 Gigawatts units into a number of shares of our common stock. The number of shares that Antpool may convert is equal to the capital contributions of 1.21 Gigawatts made by Antpool divided by $7.50, which will result in an increase in our ownership percentage of 1.21 Gigawatts.
As our co-hosting operations expand, we believe our business structure will become conducive to a REIT structure, comparable to Digital Realty Trust (NYSE: DLR) and Equinix, Inc. (NASDAQ: EQIX), each of which is a traditional datacenter operator, and Innovative Industrial Properties, Inc. (NYSE: IIPR), a specialty REIT that similarly services a new growth industry. We have begun to investigate the possibility, costs and benefits of converting to a REIT structure.
Mining Operation

Our initial mission was to quickly scale a large mining operation focused on Bitcoin and Ethereum (Ether). With a specialized algorithm and expertise provided by strategic partners and mining pool managers, we were able to mine the most profitable cryptoassets in the market and adjust in real-time. As a result of changes to Chinese regulations of cryptoasset mining, ultimately leading to the shut down on mining facilities in locations across China, we were compelled to explore other co-hosting locations outside of China. By July 2021, we had entered into a co-hosting agreement with Coinmint LLC, had our initial order of mining equipment delivered and installed at Coinmint's co-hosting facility, and began our mining operations. We also determined that constructing our own co-hosting facilities would enable us to generate a stable cash flow stream through long-term hosting agreements, lower the cost of power for our own mining operations, and eliminate risks to us of relying on a third-party host.

During the development of our co-hosting operations, we determined that it would be beneficial to our stockholders to focus more of our resources on building our co-hosting operations than on expanding our mining operations. Accordingly, in December 2021, we began selling our crypto mining equipment. On March 9, 2022 we ceased all crypto mining operations and completed the sale of all crypto mining equipment in service. We have no plans to return to crypto mining operations in the future.

Company History

Applied Blockchain, Inc. was incorporated in Nevada in May 2001 and conducted business under several names until July 2009, when we filed a Form 15 with the SEC to suspend the registration of our common stock and our obligations to file annual, quarterly and other periodic reports with the SEC in order to conserve financial and other resources for the continuing development and commercialization of our business. Our common stock continued to trade on the OTC Pink Market. In 2021, we changed our name to Applied Blockchain, Inc. and began our current next-gen data center business. On February 2, 2022, we brought our first North Dakota facility online. It is now fully operational. In April 2022, we completed our initial public offering and our common stock began trading on The Nasdaq Global Select Market.

Our Competitive Strengths

Premier strategic partnerships with leading industry participants.
In March 2021, we executed a strategy planning and portfolio advisory services agreement (“Services Agreement”) with GMR Limited, a British Virgin Island limited liability company (“GMR”), Xsquared Holding Limited, a British Virgin Island limited liability company (“SparkPool”) and Valuefinder, a British Virgin Islands limited liability company (“Valuefinder”) and, together with GMR and SparkPool, (the “Service Provider(s)”). Jason Zhang, one of our board members, is the sole equity holder and manager of Valuefinder and a related party. Pursuant to the Services Agreement, the Service Providers agreed to provide cryptoasset mining management and analysis and to assist us in securing difficult to obtain equipment and we agreed to issue 7,440,148 shares of our common stock to GMR or its designees, 7,440,148 shares of our common stock to SparkPool or its designees and 3,156,426 shares of our common stock to Valuefinder or its designees. Each Service Provider has provided such services to us which services commenced in June 2021. Each of these Service Providers assisted in the creation of our crypto mining operations, which we then terminated on March 9, 2022. Each of them also advised us in connection with the design and buildout of our co-hosting operations. GMR and SparkPool have since become customers of our co-hosting operations. As of June 2022, SparkPool ceased all operations and is no longer in a position to provide services under the Services Agreement. On June 2, 2022, SparkPool forfeited 4,965,432 shares of our common stock back to us.

We believe that our partnerships with GMR, Bitmain and certain other partners have provided, and continue to provide, us with a significant competitive advantage. GMR has also been a proponent of our hosting strategy, having signed a contract for approximately 50% of our 100 MW capacity as part of our hosting operation under development. Bitmain, provides leads for potential hosting customers. SparkPool, GMR, and Bitmain are each strategic equity investors in our company. Each of them also advised us in connection with the design and buildout of our co-hosting operations. GMR, SparkPool and Bitmain have since become customers of our co-hosting operations.

Access to low-cost power with long-term services agreement.
One of the main benefits of our Amended and Restated Electric Service Agreement is the low cost of power for mining. Even prior to the crypto mining restrictions in China, power capacity available for Bitcoin mining was scarce, especially at scalable sites with over 100 MW of potential capacity. This scarcity of mining power allows us to realize attractive hosting rates in the current market, in particular given our ability to provide long-term (3-5 year) hosting contracts.

Benefits of Next-Gen datacenters compared to traditional datacenters.
Next-Gen datacenters are optimized for large computing power and require more power than traditional datacenters that are optimized for data retention and retrieval. Next-Gen datacenters and traditional datacenters also have very different layouts, internet connection requirements and cooling designs to accommodate different power demands and customer requirements. Traditional datacenters cannot be easily converted to Next-Gen datacenter facilities like ours because of these differences. Geographically, traditional datacenters are at a disadvantage because they require fiber bases, low-latency connections and connection redundancies that are usually found in high-cost areas with high-density populations.

Hosting provides predictable, recurring revenue and cash flow as compared to more volatile mining operations.
As compared to our previous mining operations, co-hosting revenues are less subject to volatility related to the underlying cryptoasset markets. Through our Amended and Restated Electric Service Agreement with a utility in the upper Midwest, we have a contractual ceiling for our energy costs. The Electric Service Agreement has also enabled us to launch our hosting business with long-term customer contracts. Cambridge Bitcoin Electricity Consumption Index reported that as of February 1, 2021 more than 6 GW of Bitcoin was mined in China (or $4.3 billion of power cost, assuming $0.08 per kWh average hosting cost). China has since banned cryptoasset mining related activity. We expect much of the demand for hosting locations previously met in China will move to the United States due to its reliable power options. We intend for the steady cash flows generated by our hosting operations to be reinvested into the hosting business.

Strong management team and board of advisors with deep experience in crypto mining and hosting operations.
We have recently expanded our leadership team by attracting top talent in the hosting space. Recent hires from both publicly traded and private companies have allowed us to build a team capable of designing and constructing hosting facilities. In addition, our board of advisors includes experts in the crypto space, including the co-founders of SparkPool and GMR.

Our Growth Strategies

Leverage partners to grow hosting operations while minimizing risk.
Our strategic partners GMR and Bitmain have entered into hosting contracts with us that will utilize the available capacity from our currently operating 100 MW hosting site, which enabled us to pre-fill our initial site before breaking ground. Beyond their own use of our hosting capabilities, our partners have strong relationships across the cryptocurrency ecosystem, and we believe that we will be able to leverage their networks to identify leads for our expansion of hosting operations. We believe we have sufficient demand to fill our planned hosting expansion.

Secure scalable power sites in areas favorable for crypto mining.
We have developed a pipeline of potential power sources. Our first hosting site in the Midwest is fully operational and we have begun construction on our second facility in Garden City, TX. We also expect to begin construction in North Dakota on our third facility, resulting in a total combined capacity of roughly 500 MW. Through our build-out of our first Midwest facility and the prior experience our leadership team brings to our initiatives, we believe that we have developed a repeatable power strategy to significantly scale our operations. In addition, we are currently focused on and will continue to target states that have favorable laws and regulations for the crypto mining industry, which we believe further minimizes the associated with risks the scaling of our operations.

Vertically integrate power assets.
With recent additions to our management team, we are increasingly looking at various types of power assets to support the growth of our hosting operations. This also includes power generation assets, which longer-term could be used to reduce our cost of power. Our management team has experience not only in evaluating and acquiring power assets, but also in the conversion of power assets to crypto mining/hosting operations and the construction of datacenters with the specific purpose of mining cryptocurrency assets.

Expand into other high computing processing applications and businesses.
While we no longer mine cryptoassets and have no plans to return to crypto mining operations, we see potential value in the ecosystems developing around cryptoassets. We deem the following factors important in making a decision to enter into a particular line of business: advice from securities and regulatory legal counsel about the regulatory framework applicable to such line of business, including the Howey test for whether or not a particular asset could be a security and consequences thereof, as applicable at the time, economic conditions, costs and benefits resulting from investing in a new line of business rather than our current co-hosting business, other costs of establishing such new or additional line of business, investor appetite, and other factors that may arise from time to time which could impact the costs and benefits to us and our stockholders.

Strategic Relationships

Each Service Provider has provided services to us pursuant to the Services Agreement which services commenced in June 2021. Each of these Service Providers assisted in the creation of our crypto mining operations, which we then terminated on March 9, 2022. Each of them also advised us in connection with the design and buildout of our co-hosting operations. GMR and SparkPool have since become customers of our co-hosting operations. In July 2021, the Company issued 7,440,148 shares of our common stock to each GMR and SparkPool, and 3,156,426 shares of our common stock to Jason Zhang, Valuefinder’s designee. In July 2021, we added a strategic partner, Bitmain Technologies Limited (“Bitmain”), a producer of products for blockchain and artificial intelligence (AI) applications. Bitmain has assisted us in the identification and analysis of other strategic business initiatives. As of June 2022, SparkPool ceased all operations and is no longer in a position to provide services under the Services Agreement. On June 2, 2022, SparkPool forfeited 4,965,432 shares of our common stock back to us.

Future Business Expansion

Currently, plans for our future business expansion entail building and operating several more facilities. The Company has the opportunity to expand the existing 100 MW Jamestown, North Dakota facility. The facility in Garden City, Texas currently under construction is expected to be 200 MW, and the future facility on the North Dakota site we acquired in August 2022 is expected to be 180 MW. In addition to the aforementioned facilities, we are actively evaluating a pipeline of potential sites throughout the US.

Site Selection Criteria

Our site selection criteria considers geographic diversity, attractive return on investment, and environmental impact.

Geographic Diversity: Geographic diversity minimizes the risk to us of any event in a particular region that may impact our facilities. We expect to choose locations in environments that are policy and regulation friendly, and find sites with less expensive stable energy.

Attractive Return on Investment: We expect to achieve attractive return on investments in low-cost renewable assets with strict underwriting standards to achieve targeted returns. Moreover, we aim to have a balanced mix of high-volume, blue-chip customers and higher margin, smaller scale customers with one anchor customer at each facility that has signed a 3 – 5 year long-term contract at each site and filling the rest of the facility with customers with 18 – 36 month terms.

Environmental Impact: We are doing our part to be as environmentally conscious as possible when choosing sites for development by targeting renewable energy assets to minimize our carbon footprint. Further, because Next-Gen datacenters like ours represent a unique power load, we believe our demand for renewable energy and entry into agreements with renewable energy providers will increase and accelerate the buildout of renewable energy infrastructures.

Customers

We have material customer concentration in our co-hosting business as of May 31, 2022. We have entered into contracts with JointHash Holding Limited (a subsidiary of GMR), Spring Mud, LLC (a subsidiary of GMR) Bitmain Technologies Limited, F2Pool Mining, Inc. and Hashing LLC (a subsidiary of GMR) to utilize our first co-hosting facility. Together these customers will account for 100% of our co-hosting facility revenue until our second facility is constructed and operational. These customers have agreed to use an additional 85 MW of power at our second facility, once it is constructed and operational. We are currently exploring options with respect to property on which our second facility will be built as well as energy services arrangements to provide power to the second facility.

Additionally, on July 12, 2022, the Company entered into a five-year hosting contract with Marathon Digital Holdings, Inc. ("Marathon") for 200 MW of mining capacity. As a result of this arrangement, the Company will supply Marathon with 90 MW of hosting capacity at its facility in Texas and at least 110 MW of hosting capacity at its second facility in North Dakota. As part of this agreement, the Company has also provided Marathon with the option to increase hosting capacity utilizing up to an additional 70 MW in North Dakota, which would increase the total amount of hosting across all of the Company's facilities to 270 megawatts if the option is exercised.

Pursuant to our co-hosting contracts with all of the five above customers we agree to provide energized space, for which our customers pay us hosting fees. Operation fees and maintenance fees are to be determined by the parties in each contract and on each purchase order.

The agreements with certain customers are effective until terminated. In addition to providing for termination for breaches or defaults (subject to certain cure periods) and by mutual agreement of the relevant parties, these customers may terminate their agreements with respect to all or part of their equipment subject to the relevant agreement with payment of a termination fee calculated by reference to the equipment as to which the agreement is being terminated and its forecasted energy usage.

The terms of the agreements with other customers is 60 months from the date on which no less than a negotiated number of megawatts of power are available at our first facility. The term may be extended for an additional 24 months without change to the fee structure by agreement of both parties. Unilateral termination rights are only available upon defaults or breaches of the agreement (subject to cure periods), bankruptcy or similar situations and certain assignment.

Our site level strategy consists of having one key anchor tenant that has signed a 3 – 5 year long-term contract at the site and filling the rest of the facility with customers with 18 – 36 month terms.

Government Regulations

Our customers’ businesses are subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, cryptoasset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, cryptoassets and related technologies. As a result, they do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As cryptoassets have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network and the Federal Bureau of Investigation) have begun to examine the operations of cryptoasset networks, cryptoasset users and cryptoasset exchange markets. On September 24, 2021, China imposed a ban on all crypto transactions and mining. Other governments around the world are also reviewing their rules and regulations concerning the cryptoasset industry, including the United States.

In 2018, the SEC Director of Corporate Finance William Hinman announced that the Commission would not treat Ether or Bitcoin as securities. The legal test for determining whether or not any given cryptoasset is a security (the Howey test) is a highly complex, fact-driven analysis the outcome of which is difficult to predict. The SEC took the position that initial coin offerings (“ICOs”) are issuances of securities, a position that was upheld by the U.S. District Court for the Southern District of NY in the 2020 case SEC v. Telegram Group Inc. & TON Issuer Inc.

The SEC’s position on most other cryptoassets, other than Bitcoin, Ether and ICOs, is that it is up to market participants to determine whether or not a particular cryptoasset is a “security.” The SEC generally does not provide advance guidance or confirmation on the status of any particular cryptoasset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ether are securities (in their current form). With respect to all other cryptoassets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular cryptoasset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptoasset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

Ongoing and future regulatory actions could effectively prevent our customers’ crypto mining operations and our ongoing or planned co-hosting operations, limiting or preventing future revenue generation by us or rendering our operations obsolete. Such actions could severely impact our ability to continue to operate and our ability to continue as a going concern or to pursue our strategy at all, which would have a material adverse effect on our business, prospects or operations.

Environmental Regulations

We have observed increasing media attention directed at the environmental concerns associated with cryptocurrency mining, particularly its energy-intensive nature. While we do not believe any U.S.-based regulators have taken a position adverse to our business, in March 2021, the governmental authorities for the Chinese province of Inner Mongolia, which represented roughly 8% of the world’s total mining power, banned bitcoin mining in the province due to the industry’s intense electrical power demands and its negative environmental impacts (both in terms of the waste produced by mining the rare Earth metals used to manufacture miners and the production of electrical power used in bitcoin mining). We have, and continue to, monitor domestic and international regulations, including regulations relating to environmental impacts of our business.

Our currently operating co-hosting facility is located in North Dakota. North Dakota is one of the States leading the United States in wind power generation. We signed an energy services agreement with a utility in North Dakota to power this facility. The power comes off a grid and we cannot control whether that energy is generated by wind or other methods. Currently, we do not have access to such information. In addition, our second facility, which is currently being constructed in Texas, will be fully supplied with power that is generated from wind. We have, and will continue to, consider opportunities for limiting the impact of our business on the environment.

Employees and Human Capital

As of May 31, 2022, we had 55 employees, all of whom were full time. We also had 6 independent contractors who focus full time on our business and 24 independent contractors who worked on a part time basis on our business. We have relied and plan on continuing to rely on independent organizations, advisors and consultants to perform certain services for us. Such services may not always be available to us on a timely basis, on commercially reasonable terms or at all. Our future performance will depend in part on our ability to successfully integrate newly hired employees and to engage and retain consultants, as well as our ability to develop an effective working relationship with our employees and consultants.

Item 1A. Risk Factors

We are at an early stage of development of our hosting business, currently have limited sources of revenue, and may not become profitable in the future.

Although we began generating revenue from hosting operations when our first co-hosting facility came online on February 2, 2022, we are subject to the risks and uncertainties of a new business, including the risk that we may never develop, complete development or market any of our proposed services.

During the building of our co-hosting operations, we determined that it would be beneficial to our stockholders to focus more of our resources on building our co- hosting operations than on expanding our mining operations. Accordingly, in December 2021, we began selling our crypto mining equipment. On March 9, 2022, we ceased all crypto mining operations and completed the sale of all crypto mining equipment in service. We have no plans to return to crypto mining operations in the future.

Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. Hosting revenues includes only fees from access to space and electricity and not maintenance or other services provided by us. Direct costs of sales from hosting includes operations, maintenance and power related costs. However, any increased hosting revenue or decreased costs, for instance, as a result of pricing power, economies of scale and additional services provided, or any decrease in demand for our hosting services, for example as a result of increased regulation on cryptoasset mining of our hosting customers or a significant decrease in cryptoasset prices, will significantly change the terms on which we are able to enter into additional agreements necessary to expand our business and thus impact the results of our hosting revenues and direct hosting costs.

We intend to reduce the impact of such variability on our hosting revenue and hosting costs by entering into long term contracts with the goal of having one blue chip anchor tenant that has signed a 3-5 year long-term contract at each site and filling the rest of the facility with customers with 18-36 month terms.

The actual results may vary significantly from the plans set forth above and we make no representations with respect thereto. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not become profitable, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that we will operate profitably.

Our success depends on external factors in the cryptomining industry.

All of our current customers are crypto miners. The cryptomining industry is subject to various risks which could adversely affect our current customers’ ability to continue to operate their businesses, including, but not limited to:
•ongoing and future government or regulatory actions that could effectively prevent our customers’ mining operations, with little to no access to policymakers and lobbying organizations in many jurisdictions;
•a high degree of uncertainty about cryptoassets’ status as a “security,” a “commodity” or a “financial instrument” in any relevant jurisdiction which may be subject our customers to regulatory scrutiny, investigations, fines, and other penalties;
•banks or financial institutions may close the accounts of businesses engaging in cryptoasset- related activities as a result of compliance risk, cost, government regulation or public pressure;
•use of cryptoassets in the retail and commercial marketplace is limited;

•extreme volatility in the market price of cryptoassets that may harm our customers financial resources, ability to meet their contractual obligations to us or cause them to reduce or cease mining operations
•use of a ledger-based platform may not necessarily benefit from viable trading markets or the rigors of listing requirements for securities creating higher potential risk for fraud or the manipulation of the ledger due to a control event;
•concentrated ownership, large sales of cryptoassets, or distributions or redemptions by vehicles invested in cryptoassets could have an adverse effect on the demand or, and market price of, such cryptoasset;
•our customers could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto, rapidly changing technology or methods of, rules of, or access to, platforms;
•the number of cryptoassets awarded for solving a block in a blockchain could decrease which may adversely affect our customers’ incentive to expend processing power to solve blocks and/or continue mining and our customers may not have access to resources to invest in increasing processing power when necessary in order to in order to maintain the continuing revenue production of their mining operations;
•our customers may face third parties' intellectual property claims or claims relating to the holding and transfer of cryptoassets and their source code, which, regardless of the merit of any such action, could reduce confidence in some or all cryptoasset networks’ long-term viability or the ability of end-users to hold and transfer cryptoassets;
•contributors to the open-source structure of the cryptoasset network protocols are generally not directly compensated for their contributions in maintaining and developing the protocol and may lack incentive to properly monitor and upgrade the protocols;
•a disruption of the Internet on which our customers’ business of mining cryptoassets is dependent;
•decentralized nature of the governance of cryptoasset systems, generally by voluntary consensus and open competition with no clear leadership structure or authority, may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles; and
•security breaches, hacking, or other malicious activities or loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ cryptoassets could adversely affect their ability to access or sell their cryptoassets or effectively utilize impacted platforms.

Even if we are able to diversify our customer base, negative impacts to the cryptomining industry may negatively affect our business, financial condition, operating results, liquidity and prospects.

If we fail to effectively manage our growth, our business, financial condition and results of operations could be harmed.

We are a development stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and our operational and financial infrastructure. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results could be materially harmed.

We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, we cannot provide any assurance that we will successfully identify emerging trends and growth opportunities in this business sector and we may lose out on opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.

We have an evolving business model which is subject to various uncertainties.

As cryptoassets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Future regulations may require our co-hosting customers to change their businesses in order to comply fully with federal and state laws regulating cryptoasset (including Ethereum and Bitcoin) mining. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.

We may be unable to raise additional capital needed to grow our business.

We expect to need to raise substantial additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations.

If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends to our shareholders, or take other actions. We may also be required to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

Any disruption of service experienced by certain of our third-party service providers, or our ineffective management of relationships with third-party service providers could harm our business, financial condition, operating results, cash flows, and prospects.

We rely on several third-party service providers for services that are essential to our business model, the most important of which are our suppliers of power, electrical equipment, building materials, and construction services. If these third parties experience difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, it could make it difficult for us to execute our operations. If we are unsuccessful in identifying or finding highly qualified third-party service providers, or if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.

Certain natural disasters or other external events could harm our business, financial condition, results of operations, cash flows, and prospects

We may experience disruptions due to mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Such disruptions could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.

Various actual and potential conflicts of interest may be detrimental to stockholders.

Certain conflicts of interest may exist, or be perceived to exist, between certain of our directors or officers and us. Mr. Cummins and certain of our directors have other business interests to which they also must devote time, resources and attention. These other interests may conflict with such officer’s or director’s interest in us, including conflicting with interests in allocating resources, time and attention to our business and impacting decisions made on our behalf with respect to such entities, their affiliates or competitors.

Our Service Providers (other than SparkPool which discontinued its operations as of June 2022) and Bitmain, operate businesses related to crypto mining. Specifically, GMR and Bitmain actively mine cryptoassets. Valuefinder consults with and advise other cryptoasset-related companies. Our Service Providers’ and Bitmain’s interest in their own business and that of entities they advise may conflict with our interests and may impact the advice provided to us or our competitors such that our business, operations and financial results may be negatively impacted.

We do not have specific procedures in place with respect to potential conflicts of interest, however, in determining to engage with potential competitors and entities with whom our officers or directors may have relationships, we considered the risks and risk mitigation factors, including requiring that transactions with entities that are related to our officers and directors be approved or ratified by our Audit Committee. Recognizing that Mr. Cummins holds over 23% of our common stock, and our Service Providers, other than Xsquared which no longer operates, hold between 3.2% and 7.5% of our common stock, all of them have a financial interest in the success of our operations. Additionally, none of our Service Providers or Bitmain operate in the co-hosting business.

We have also have more than a majority of independent directors on our Board in order to ensure that there are limitations on the risks of conflicts of interest impacting Board level decisions. Because we are not engaging in the crypto mining business at this time and focusing on expanding our co-hosting business, the effects of any such risks of conflicts of interest are limited in scope. We expect that as our co-hosting business continues to grow, the risks of conflicts of interest will become more limited over time. We cannot, however, guarantee that the conflicts of interest described above, or other future conflicts of interest, will not manifest in advice or decisions that negatively impact our financial results and our operations.

The loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.

Our success and future growth will depend to a significant degree on the skills and services of our management team. We will need to continue to grow our management team in order to alleviate pressure on our existing team and in order to continue to develop our business. If our management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of our management team, the loss of such management personnel may significantly disrupt our business.

The loss of key members of our management team could inhibit our growth prospects. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the cryptoasset industry. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, our business could be harmed.

We may depend upon outside advisors who may not be available on reasonable terms as needed.

To supplement the business experience of our officers and directors, we may be required to employ technical experts, appraisers, attorneys, or other consultants or advisors. Our management, with our board of directors (“Board”) approval in certain cases, without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

COVID-19 or any pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

The COVID-19 virus has had unpredictable and unprecedented impacts in the United States and around the world.

China has prohibited the shipment of cryptoasset related products in and out of its borders, which could negatively impact our ability to receive mining equipment from China-based suppliers on behalf of our customers. Third-party manufacturers, suppliers, sub-contractors and customers have been and could continue to be disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our supply chain, shipments of parts for our customers’ existing miners may be delayed. As our customers’ equipment requires repair or becomes obsolete and requires replacement, our and their ability to obtain adequate replacements or repair parts from their manufacturer may therefore be hampered. To the extent we are providing maintenance and repair services to our customers, our ability to provide such services may also be hampered by supply chain and labor disruptions. If not resolved quickly, supply chain disruptions could negatively impact our operations.

The implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. The economic effects of the pandemic and any recovery and resulting societal changes, including the impact of current labor shortages in the United States, are currently not predictable, and the future financial impacts could vary from current projections.

If our co-hosting customers determine not to use our co-hosting facility, our co-hosting operations may suffer from significant losses.

We have material customer concentration in our co-hosting business. We have entered into contracts with five customers to utilize our first co-hosting facility in North Dakota. These five customers account for 100% of the revenue from our first co-hosting facility (100 MW). These customers have also contracted for 85MW of power at our second co-hosting facility once it is completed and operational. In addition, in July 2022, the Company entered into a five-year hosting contract with Marathon Digital Holdings, Inc. for 200 MW of mining capacity. As a result of this arrangement, the Company will supply Marathon with 90 MW of hosting capacity at its facility being built in Texas and at least 110 MW of hosting capacity at its second facility to be built in North Dakota. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers.

Additionally, as a result of the risks our crypto mining customers face, it is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers. Should some or all of our co-hosting customers suffer from harm or loss due to a set of circumstances, their businesses could be negatively impacted or prevented. Further, our contracts with these customers permit them to terminate our services at any time (subject to notice and certain other provisions).

If any of our customers experience declining mining operations for any reason or determine to stop utilizing our co-hosting facilities, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations.

Risks Related to our Common Stock

The liquidity of our common stock is uncertain; the limited trading volume of the common stock may depress the price of such stock or cause it to fluctuate significantly.

Although our common stock is listed on Nasdaq, there has been a limited public market for the common stock and there can be no assurance that a more active trading market will develop. As a result, shareholders may not be able to sell shares of common stock in short time periods, or possibly at all. The absence of an active trading market may cause the price per share of the common stock to fluctuate significantly.

Our stock price has been volatile and may continue to be volatile in the future; this volatility may affect the price at which you could sell our common stock.

The trading price of our common stock has been volatile and may continue to be volatile in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•changes in the market’s expectations about our operating results;
•relative success of our competitors;
•our operating results failing to meet the expectations of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us and the market for our co-hosting facilities;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to continue to expand our operations;
•changes in laws and regulations affecting our business or our industry;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the borrowing of additional debt;
•the volume of shares of common stock available for public sale pursuant to an effective registration statement or exemption from registration requirements;
•any major change in our board of directors or management;
•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, international currency and crypto currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our common stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We do not expect to declare or pay dividends in the foreseeable future, which may limit the return our shareholders realize on their investment.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock may not receive any return on their investment in our common stock unless and until the value of such common stock increases and they are able to sell such shares of common stock, and there is no assurance that any of the foregoing will occur.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock value.

We are a newly public company and are now required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act ("SOX"), which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will not be required to make our first assessment of our internal control over financial reporting until the year following this annual report, (i.e., the fiscal year ending May 31, 2023). To comply with the requirements of being a public company, we will need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and legal staff.

We currently have material weaknesses in the design or operation of our internal controls, which could adversely affect our ability to record, process, summarize and report financial data. We have not yet designed and/or implemented user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel. We also do not currently have an internal control system that identifies critical processes and key controls. We are in the process of remediating such material weaknesses and there can be no assurance as to when or if we will fully remediate such material weaknesses.

Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of SOX. Any failure to maintain effective controls or any difficulties encountered in our implementation or improvement of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information.

You may experience dilution of your ownership interest because of the future issuance of additional equity in our company.

In the future, we may issue additional shares of capital stock in our company, resulting in the dilution of current stockholders’ relative ownership. Our board and stockholders have approved an employee incentive plan and a non-employee director incentive plan. We have reserved 15,166,666 shares of our common stock for future issuance under our plans. Such conversions and issuances would also result in dilution of current stockholders’ relative ownership.

On January 6, 2022, we and Antpool entered into a Limited Liability Company Agreement of 1.21 Gigawatts, LLC pursuant to which we and Antpool will own 80% and 20%, respectively, of 1.21 Gigawatts. Antpool’s interest in each such entity will be convertible by it at any time into a number of shares of our common stock equal to Antpool’s capital contribution in connection with the acquisition of such interests divided by $1.25 (or $7.50 after giving effect to the Reverse Stock Split). Antpool’s potential ownership of our common stock is dependent on its capital contributions to 1.21 Gigawatts which in turn will depend on which projects are approved by us and Antpool and the costs associated therewith. Accordingly, we cannot predict the amount of Antpool’s potential ownership of our common stock.

On January 14, 2022, we granted an aggregate of 1,791,666 restricted stock units (“RSUs”) to three consultants, consisting of 125,000 RSUs to Roland Davidson, who acts as our Executive Vice President of Engineering, 416,666 RSUs to Nick Phillips, our Executive Vice President of Hosting and Public Affairs, and 1,250,000 RSUs to Etienne Snyman, who acts as our Executive Vice President of Power.

We may also issue other securities that are convertible into or exercisable for equity in our company in connection with hiring or retaining employees or consultants, future acquisitions or future sales of our securities.

Provisions in our Articles, our Bylaws, and Nevada law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders.

Provisions contained in our Articles and Bylaws could make it more difficult for a third party to acquire us if we have become a publicly traded company. Provisions of our Articles and Bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our Articles authorize our Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our other series of capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, our Bylaws establish limitations on the removal of directors and on the ability of our stockholders to call special meetings.

For a more complete understanding of these provisions, please refer to the Nevada Revised Statutes and our Articles and Bylaws.

Though we are not currently, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for the redemption of such stockholder’s shares. Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for two years after the “interested stockholder” first becomes an “interested stockholder,” unless our Board approves the combination in advance or thereafter by both the Board and 60% of the disinterested stockholders. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board.

We may not be able to maintain the listing of our Common Stock on Nasdaq, which may adversely effect the flexibility of holders of Common Stock to resell their securities in the secondary market.

Our Common Stock is presently listed on Nasdaq, which requires us to meet certain conditions to maintain our listing status. If the Company is unable to meet the continued listing criteria of Nasdaq and the Common Stock became delisted, trading of the Common Stock could thereafter be conducted in the over-the-counter markets in the OTC Pink, also known as “pink sheets” or, if available, on another OTC trading platform.

We cannot assure you that we will meet the criteria for continued listing, in which case the Common Stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Common Stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our Common Stock to continue to be listed on the Nasdaq could adversely impact the market price for the Common Stock and our other securities, and we could face a lengthy process to re-list the Common Stock, if we are able to re-list the Common Stock.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, its trading price and volume could decline.

We expect the trading market for our common stock to be influenced by the research and reports that industry or securities analysts publish about us, our business or our industry. As a new public company, we have only minimal research coverage by securities and industry analysts. If we do not expand securities or industry analyst coverage, or if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and our common stock to be less liquid. Moreover, if one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, or if our results of operations do not meet their expectations, our stock price could decline.

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We lease approximately 10,699 square feet of office space at 3811 Turtle Creek Blvd., Suite 2100, Dallas, Texas 75219. We use this location as our principal offices.

Our wholly-owned subsidiary, APLD Hosting LLC ("Hosting"), owns in fee simple a 40-acre parcel of land located in Jamestown, Stutsman County, North Dakota, to be used in our co-hosting business. We have constructed our first co-hosting facility at this location. The portion of this property used in Phase I of the Jamestown, North Dakota hosting facility is mortgaged in connection with a loan from Vantage Bank Texas.

Our wholly-owned subsidiary, APLD – Rattlesnake Den I LLC, is party to a 99-year land lease for a 50-acre parcel of land located in Garden City, Texas. We are constructing our second co-hosting facility at this location.

On August 8, 2022, Hosting completed the purchase of 40 acres of land in Ellendale, North Dakota, The Company took possession of the Land on August 15, 2022. We plan to construct our third co-hosting facility at this location.

Item 3. Legal Proceedings
As of the date of this filing, we are not involved in any material pending legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Primary Market
The Company's Common Stock is traded on the Nasdaq Global Select Market under the symbol "APLD".

Holders
As of August 25, 2022, we had 161 shareholders of record.

Dividends
We have not paid cash dividends to our shareholders in the past. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and to repay our outstanding debts and any debts we may incur in the future. We have no intention of paying cash dividends to our shareholders in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We and our affiliates have not undertaken any share repurchases during the year ended May 31, 2021.

Sale of Equity Securities and Use of Proceeds
On April 12, 2022, the SEC declared effective the Company’s IPO Registration Statement (Reg. No. 333-261278). The offering under the IPO Registration Statement commenced on April 12, 2022 and was consummated on April 18, 2022 with the sale of 8,000,000 newly-issued shares of Common Stock at a price of $5.00 per share, constituting the total aggregate amount registered. B. Riley Securities, Inc. and Needham & Company acted as book-running managers, Craig-Hallum and D.A. Davidson & Co. acted as lead managers, and Lake Street and Northland Capital Markets acted as co-managers for the offering. In connection with the offering, the Company granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock at the public offering price, less underwriting discounts and commission, although such option was not exercised.

Between April 12 and May 31, 2022 we incurred total expenses related to the offering of approximately $4.3 million, consisting of $2.8 million in underwriting discounts and commissions, approximately $400,000 in expenses paid to the underwriters, and approximately $1.1 million in other expenses including legal, accounting, listing, and other expenses. No such payments were made to officers directors or associates of the Company except that, with respect to underwriting discounts and commissions and expenses to the underwriters, (a) Wes Cummins, the Company’s CEO and Chairman, sold, in 2021, a majority interest in 272 Capital LP, a registered investment adviser controlled by him, to B. Riley Financial, Inc., an affiliate of B. Riley Securities, Inc., (b) Wes Cummins is the CEO and President of B. Riley Capital Management, LLC, an affiliate of B. Riley Securities, Inc., (c) Chuck Hastings, CEO of B. Riley Wealth Management, Inc., serves on the Company’s board of directors, and (d) Virginia Moore, a member of the Company’s Board of Directors, is the spouse of the CEO of B. Riley Securities, Inc.

The net offering proceeds to the Company after deducting the expenses described herein were approximately $35.7 million. Between April 12, and May 31, 2022, the Company used the proceeds to fund capital expenditures of $13 million focused on fully energizing our first facility and acquiring assets related to our Garden City, TX facility. In addition, the Company used approximately $1.5 million of the proceeds for operating expenditures, which were primarily comprised of selling, general, and administrative expenses and salaries and wages.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Business Overview
We design, build, and operate Next-Gen datacenters which are designed to provide massive computing power and support high-compute applications. Our first facility was constructed in North Dakota with 100 MW of capacity. We signed an energy services agreement with a utility to power this facility. We provide energized space for customers to host computing equipment. Initially, these datacenters will primarily host servers securing the Bitcoin network, but these facilities can also host hardware for other applications such as artificial intelligence, protein sequencing, drug discovery, machine learning and additional blockchain networks and applications. We are mid-construction on our second facility in Garden City, Texas, and are in the development stage of the Company's third facility, located in North Dakota. We have a colocation business model where our customers place hardware they own into our facilities and we provide full operational and maintenance services for a fixed fee. We typically enter into long-term fixed rate contracts with our customers.

Trends and Uncertainties
Regulatory Matters
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

On February 2, 2022, we brought our first North Dakota facility online as to the initial 55 MW, and as of May 31, 2022, there was approximately 90 MW of power online at this facility.

Sale of Crypto Mining Equipment
On March 9, 2022, we ceased all crypto mining operations and completed the sale of all crypto mining equipment in service. Total proceeds from the sale of the equipment were $1.6 million. We recognized a loss of $2.9 million in the sale of the equipment during the quarter and year ended May 31, 2022. We have no plans to return to crypto mining operations in the future as we grow our co-hosting operations. The results of our crypto mining operations have been accounted for as discontinued operations in our consolidated financial statements as of and for the year ended May 31, 2022. This decision may decrease liquidity and our available capital resources, which may adversely affect us.

Expansion Opportunities

On November 24, 2021, we entered into a letter of intent to develop a facility in Texas using 200 MW of wind power. On April 13, 2022, the Company entered into a 99-year ground lease in Garden City, TX, with the intent to build our second datacenter facility on this site. On April 25, 2022 the Company began construction on this site. This facility is collocated with a wind farm and upon completion is expected to provide 200 MW of power to hosting customers. The facility is expected to begin operating in calendar Q4 of 2022 and the 200 MW capacity is fully contracted with our customers.

As our hosting operations expand, we believe our business structure will become conducive to a REIT structure, akin to Digital Realty Trust (NYSE: DLR) and Equinix, Inc. (NASDAQ: EQIX), each of which is a traditional datacenter operator and Innovative Industrial Properties, Inc. (NYSE: IIPR), a specialty REIT that similarly services a new growth industry. We have begun to investigate the possibility, costs and benefits of converting to a REIT structure.

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

Loans
On March 11, 2022, the Company and Applied Hosting, LLC (“Hosting”), a wholly-owned subsidiary of the Company, entered into a term loan agreement (the “VBT Loan Agreement”) by and among Hosting, as the borrower, Vantage Bank Texas, as lender (the “VBT Lender”) and the Company as guarantor. Pursuant to the Loan Agreement, on March 11, 2022, Hosting entered into a promissory note agreement (the “ VBT Note”) and borrowed $7.50 million for a five (5)) year term with an interest rate of five percent (5%) per annum (the “VBT Term Loan”). The proceeds of the VBT Term Loan were used for working capital needs for the operation of Phase I of the hosting facility in Jamestown, North Dakota (the "Property").

The VBT Loan Agreement and VBT Note contain customary representations and warranties and events of default. In addition, the VBT Note contains certain affirmative and negative covenants and other terms and conditions for a facility of this type.

Also on March 11, 2022, the Company entered into a continuing guaranty agreement (the “VBT Guaranty Agreement”) with the VBT Lender, pursuant to which the Company agreed to guaranty Hosting’s indebtedness and obligations under the VBT Loan Agreement. The VBT Term Loan is secured by a mortgage on the Property pursuant to a Mortgage, Security Agreement and Fixture Financing Statement (the “VBT Mortgage”), dated March 11, 2022, by and between Hosting and the VBT Lender, and a security interest in the all accounts receivable, rents and servicing agreements relating to the property and equipment as set forth in or required by the VBT Loan Agreement.

On July 25, 2022, Hosting entered into a Loan Agreement with Starion Bank (the “Starion Lender”) and the Company as Guarantor (the “Starion Loan Agreement”). The Starion Loan Agreement provides for a term loan (the “Starion Loan”) in the principal amount of $15.0 million with a maturity date of July 25, 2027. The Starion Loan Agreement contains customary covenants, representations and warranties and events of default.

Advances on the Starion Loan shall not exceed the principal total of $15.0 million. The first advance on the Starion Loan was made at the time the Loan was entered into and was not to exceed 80% of the total principal amount of the Loan, or $12.0 million. The remaining 20% balance of this Loan shall be available for advance following Borrower's proof of 100% intended operating capacity of the Property.

The Starion Loan Agreement provides for an interest rate of 6.50% per annum. The proceeds of the Starion Loan will be used for (i) repayment of existing indebtedness under the VBT Loan Agreement and (ii) working capital needs and general corporate purposes.

The City of Jamestown, North Dakota and Stutsman County’s Economic Development Fund provides a multimillion-dollar economic development program, available to assist with expanding or relocating businesses. As part of financial packages, the Jamestown Stutsman Development Corporation (JSDC) makes direct loans, equity investments, and interest buy-downs to businesses. Contingent upon such incentives, the Company expects the effective interest rate of the Loan to be less than 6.50% per annum after different state funds are applied to the Loan, pending final approval.

The Starion Loan is secured by a mortgage on the Property, and a security interest in the substantially all of the assets of Hosting as set forth in the Security Agreement dated as of July 25, 2022 by and between Hosting and the Starion Lender (the “Hosting Starion Security Agreement”) and a security interest in the form of a collateral assignment of Company’s rights and interests in a master hosting agreement related to the Property and records and data relating thereto as set forth in the Security Agreement dated as of July 25, 2022 by and among Hosting, the Company, as Grantor, and the Starion Lender (the “Company Starion Security Agreement”). In addition, the Company unconditionally guaranteed Hosting’s obligations to the Starion Lender, including under the Starion Loan, pursuant to an Unlimited Commercial Corporate Guaranty of the Company dated as of July 25, 2022.

On August 5, 2022, the VBT Term Loan was paid off in full and the VBT Term Loan Agreement and the associated VBT Mortgage were terminated.

Results of Operations for the fiscal year ended May 31, 2022 (fiscal year 2022) compared to fiscal year ended May 31, 2021

	Fiscal Year Ended
	May 31, 2022	May 31, 2021
Hosting revenue	$8,549	$—

Cost of revenues	$9,506	$—
Gross loss	$(957)	$—

Costs and expenses:
Selling, general and administrative	$7,555	$332
Stock-based compensation	12,337	—
Depreciation and amortization	49	—
Total costs and expenses	$19,941	$332
Operating loss	$(20,898)	$(332)

Other (expense) income:
Interest expense	$(112)	$(236)
Gain on extinguishment of accounts payable	406	—
Loss on extinguishment of debt	(1,342)	—
Total other expense	$(1,048)	$(236)
Net loss from continuing operations before income tax expenses	(21,946)	(568)
Income tax expenses	(540)	—
Net loss from continuing operations	$(22,486)	$(568)
Net loss from discontinued operations, net of income taxes	(1,044)	—
Net Loss including noncontrolling interests	(23,530)	(568)
Net Loss attributable to noncontrolling interest	10	—
Net loss attributable to Applied Blockchain	(23,520)	(568)

Adjusted Amounts (a)
Adjusted Operating Loss from Continuing Operations	$(6,222)	$(332)
Adjusted Operating Margin from Continuing Operations	(72.8)%	—%
Adjusted Net Loss from Continuing Operations	$(7,810)	$(568)
Other Financial Data (a)
EBITDA	$(20,714)	$(332)
as a percentage of revenues	(242.3)%	—%
Adjusted EBITDA	$(6,038)	$(332)
as a percentage of revenues	(70.6)%	—%
(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of the MD&A.

Revenues

Hosting revenues increased $8.5 million, or 100%, from the year ended May 31, 2021 to May 31, 2022. Hosting revenues for the quarter-ended May 31, 2021 were $0, compared to $7.5 million for the quarter-ended May 31, 2022 The increase in hosting revenues was driven by our completion of our first hosting facility in Jamestown, North Dakota, which was brought online in phases between the third and fourth fiscal quarters of fiscal year 2022.

Cost of Revenues
Cost of revenues increased $9.5 million, or 100%, from the year ended May 31, 2021 to May 31, 2022. The increase in cost of revenues was primarily driven by the initiation of our Co-hosting business in fiscal year 2022, which represent all of our continuing operations. Cost of revenues for the year ended May 31, 2022 consists of $986,000 of depreciation and amortization expense attributable to the property, plant and equipment at our Jamestown, ND hosting facility, $8.1 million of energy costs used to generate our hosting revenues, and $414,000 of personnel expenses for employees directly working at the hosting facility.

Operating Expenses

Selling, general and administrative expense increased $7.2 million, or 2177%, from the year ended May 31, 2021 to May 31, 2022. This increase is driven by the initiation of our co-hosting business in fiscal year 2022, which represents our sole continuing operations. The two primary drivers of Selling, general and administrative expense are $2.3 million of employee salaries and benefits expense, and $2.4 million of professional service expenses incurred to support the growth of the business.

Stock-based compensation for service agreement increased $12.3 million, or 100%, from the year ended May 31, 2021 to May 31, 2022. The expense was related to our service agreements with strategic partners, who provided advisory and consulting services in exchange for shares of common stock we issued to them. These services were fully rendered within the first quarter of fiscal year 2022.

Other Expense

Interest expense decreased by $124,000, or 52%, from the year ended May 31, 2021 to May 31, 2022. This decrease was driven by the change in our debt obligations. Interest expense for the year ended May 31, 2021 was incurred on related party notes, which bore interest at a annual rate of 16%. These notes were extinguished through a conversion to common stock which occurred on June 12, 2021. Interest expense in fiscal year 2022 relates to our VBT Term Loan which we entered into on March 11, 2022.

Loss on extinguishment of debt increased $1.3 million, or 100% from the year ended May 31, 2021 to May 31, 2022. This increase was driven by the extinguishment of our related party notes payable by conversion to common stock. The extinguishment loss reflects the difference in the carrying value of the notes and accrued interest and the fair value of the common stock issued in exchange for the debt.

Income tax expense increased by $540,000, or 100% from the year ended May 31, 2021 to May 31, 2022. This increase is a result of the commencement of our hosting operations in the third quarter of fiscal year 2022.

Loss from Discontinued Operations

Beginning in the quarter ended August 31, 2021 (the first quarter of fiscal year 2022), we began cryptoasset mining operations, using Nvidia GPU miners which we hosted at a facility operated by Coinmint. In fiscal year 2022, we made the strategic decision to discontinue our mining operations and focus on hosting operations in the future. As a result of this strategic shift, our mining operations were reclassified as discontinued operations.

Loss from discontinued operations totaled $1.0 million for the year-ended May 31, 2022, and consists of $3.0 million of mining revenues and a $1.2 million gain on the purchase and subsequent resale of miners, offset by $1.6 million of recurring mining costs and $393,000 in cryptocurrency impairment charges, and losses of $2.9 million and $327,000 in the write-down of mining assets and assets purchased from Bitmain, respectively, as a result of presenting these assets as held-for sale within discontinued operations. As of May 31, 2022, the Company no longer generates revenues from mining operations.

Non-GAAP Measures

	Fiscal Year Ended		Quarter Ended
$ in thousands	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Adjusted Operating Loss
Operating loss from continuing operations (GAAP)	$(20,898)	$(332)	$(4,266)	$(332)
Add: Stock-based compensation for service agreement	12,337	—	—	—
Add: Gain on extinguishment of accounts payable	(406)	—	—	—
Add: Loss on extinguishment of debt	1,342	—	—	—
Add: Non-recurring professional service costs	1,310	—	240	—
Add: Other non-recurring expenses	93	—	93	—
Adjusted Operating Loss from continuing operations (Non-GAAP)	$(6,222)	$(332)	$(3,933)	$(332)
Adjusted operating margin from continuing operations	(72.8)%	—%	(52.3)%	—%

Adjusted Net Loss
Net loss from continuing operations (GAAP)	$(22,486)	$(568)	$(4,643)	$(345)
Add: Stock-based compensation for service agreement	12,337	—	—	—
Add: Gain on extinguishment of accounts payable	(406)	—	—	—
Add: Loss on extinguishment of debt	1,342	—	—	—
Add: Non-recurring professional service costs	1,310	—	240	—
Add: Other non-recurring expenses	93	—	93	—
Adjusted Net Loss from continuing operations (Non-GAAP)	$(7,810)	$(568)	$(4,310)	$(345)

EBITDA and Adjusted EBITDA
Net loss from continuing operations (GAAP)	$(22,486)	$(568)	$(4,643)	$(345)
Add: Interest expense	112	236	112	13
Add: Income tax expense	540	—	266	—
Add: Depreciation and amortization	1,120	—	875	—
EBITDA (non-GAAP)	$(20,714)	$(332)	$(3,390)	$(332)
Add: Stock-based compensation for service agreement	12,337	—	—	—
Add: Gain on extinguishment of accounts payable	(406)	—	—	—
Add: Loss on extinguishment of debt	1,342	—	—	—
Add: Non-recurring professional service costs	1,310	—	240	—
Add: Other non-recurring expenses	93	—	93	—
Adjusted EBITDA (Non-GAAP)	$(6,038)	$(332)	$(3,057)	$(332)

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, gain on extinguishment of accounts payable, loss on extinguishment of debt, one-time professional service costs not directly related to the company’s offering and therefore not deferred under the guidance in ASC 340 and SAB Topic 5A, and other one-time expenses. These costs have been adjusted as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of Applied Blockchain’s performance that is neither required by, nor presented in accordance with, GAAP. Applied Blockchain believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, Applied Blockchain may incur future expenses similar to those excluded when calculating these measures. In addition, Applied Blockchain’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Blockchain’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

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

Liquidity and Capital Resources
Sources of Liquidity
We have generated cash from the sale of our equity securities, the sale of Ether generated from our discontinued mining operations, and the receipt of contractual deposits, revenue and pre-payments from hosting customers, and proceeds from loans. Since December 2020, when we began planning to acquire or build an operational business, we have raised aggregate gross proceeds of $51 million from issuances of our convertible preferred stock. On April 15, 2021, we received $16.5 million in gross proceeds from the issuance of our Series C Convertible Redeemable Preferred Stock and on July 30, 2021, we received $34.5 million in gross proceeds from the issuance of our Series D Preferred Stock.

On April 18, 2022, we received $40.0 million in gross proceeds from the issuance of 8 million shares of the Company’s Common Stock in conjunction with the closing of our initial public offering. During the year ended May 31, 2021, we did not generate any revenue from crypto mining, co-hosting or otherwise. We have incurred net losses from operations. In June 2021, as a result of commencement of our crypto mining operations, we began to generate revenue. As of May 31, 2022 and May 31, 2021, we had cash of $46.3 million and $11.8 million respectively, and an accumulated deficit of $56.1 million and $21.6 million, respectively. On March 11, 2022, we entered into the VBT Loan Agreement for $7.5 million for a term of five years with an interest rate of 5% per annum. On August 5, 2022, the VBT Term Loan was paid off in full and the VBT Term Loan Agreement and the associated VBT Mortgage were terminated.

On July 25, 2022, Hosting entered into the Starion Loan Agreement. The Starion Loan Agreement provides for the Starion Loan in the principal amount of $15 million with a maturity date of July 25, 2027. The Starion Loan Agreement contains customary covenants, representations and warranties and events of default, and provides for an interest rate of 6.50% per annum.

Funding Requirements
Having ceased our operations in 2014, we have experienced net losses through our fiscal year ended May 31, 2022. Our transition to profitability is dependent on the successful operation of our co-hosting facilities. We believe that amounts we received from our April 2021 and July 2021 sales of convertible preferred stock, from our crypto mining operations, prior to cessation of such operations on March 9, 2022, proceeds from term loan, proceeds from our initial public offering, and revenue we have begun to achieve in our co-hosting operations since our first co-hosting facility was brought online as to 92MW as of May 31, 2022, after planned expenditures to build our co-hosting operations, will be sufficient to meet our working capital needs for at least the next 12 months.

We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations and as we bear the costs of being a public company. We expect significant increases in our investment in property and equipment as we expand our co-hosting capacity. We also expect that our revenues will increase as we continue to bring online additional capacity, particularly at our Jamestown, ND, and Garden City, TX locations. We expect to need additional capital to fund continued growth, which we may obtain through one or more equity offerings, debt financings or other third-party funding. Because of the numerous risks and uncertainties associated with the crypto mining industry, we are unable to estimate the amount of increased capital we may need to raise to continue to build additional co-hosting facilities and we may use our available capital sooner that we currently expect.

We believe that our existing cash, together with the anticipated revenues from current operations and debt funding opportunities, will enable us to fund our operating expense requirements through at least 12 months. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Cash Flows
For the year ended May 31, 2022, we used $0.9 million in cash from operating activities from continuing operations. Significant reconciling items between our net loss and our net cash inflows from operations include the $12.3 million stock-based operating expense described above, and our $1.3 million loss incurred upon the conversion of our related party notes payable to common stock. Our working capital also fluctuated, with accounts receivable and prepaid expenses increasing by $227,000 and $1.3 million, respectively , and accounts payable and accrued expenses increasing by $6.7 million. These fluctuations were the result of the normal timing differences accrual-basis revenue & expenses and cash payments and receipts. In addition, cash outflows related to our discontinued operations were $10.1 million.

For the year ended May 31, 2022, we had $45.9 million of cash outflows from investing activities from continuing operations, which primarily consisted of $58.3 million of cash paid for property, plant, and equipment for our hosting facilities, partially offset by $3.3 million of a decrease in deposits on equipment as these were applied against equipment purchases. These are partially offset by $9.1 million in net inflows related to our discontinued operations, which consist of sales of mining equipment and Ether.

For the year ended May 31, 2022, we had $81.3 million of cash inflows from financing activities, which primarily consisted of inflows of $40.0 million from our initial public offering of common stock, $34.5 million from the placement of Class D preferred stock, and $7.3 million from term loan proceeds, less issuance costs of $2.9 million and $4.3 million related to these equity offerings.

For the year ended May 31, 2021, cash outflows from operating activities was $83,000 , which was primarily driven by accrued paid in kind interest and changes in accounts payable and accrued liabilities. Net cash outflows from investing activities was $3.3 million, which was primarily driven by payments for deposits on equipment. Net cash outflows from financing activities was $15.1 million, which was primarily driven by the issuance of preferred stock, partially offset by issuance costs for preferred stock.

Off Balance Sheet Arrangements
None.
Significant Accounting Pronouncements
None.
Recent Accounting Pronouncements
We continually assess any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that our consolidated financial statements properly reflect the change.

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. We are currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, this ASU requires that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, including the Company, resulting in a required implementation date for the Company of January 1, 2023. Early adoption will continue to be permitted. We are currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Critical Accounting Estimates

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

Our significant accounting policies are discussed in Note 3 – Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our financial instruments are denominated in United States Dollars and are not subject to interest rate or foreign currency exchange risks. Our term note facility and the note payable issued thereunder bears interest at a fixed interest rate. We do not hold any derivative instruments or other financial instruments.

Our market risk exposure is primarily a result of exposure due to potential changes in inflation.

Inflation Risk

Inflationary factors such as increases in costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our operating expenses.

We manage a portion of our inflation risk through our participation in a long-term Electricity Supply Agreement, through which we have negotiated a fixed rate for the electricity to be used by our Jamestown, ND mining facility. This electricity cost represents a significant portion of our cost of revenues.

Item 8. Financial Statements and Supplementary Data

See Accompanying Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Applied Blockchain Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Blockchain Inc. (the “Company”) as of May 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended May 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY
August 29, 2022
See Accompanying Notes to the Consolidated Financial Statements

APPLIED BLOCKCHAIN, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except number of shares and par value data)

	May 31, 2022	May 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$46,299	$11,750
Accounts receivable	227	—
Utility deposits	1,450	—
Prepaid expenses and other current assets	1,336	5
Total current assets	49,312	11,755
Right of use asset, net	6,408	—
Deposit on equipment	—	3,277
Property and equipment, net	64,260	20
TOTAL ASSETS	$119,980	$15,052

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,244	$249
Accrued dividends	—	116
Current portion of lease liability	1,004	—
Current portion of notes payable	1,333	—
Related party notes payable	—	2,135
Customer deposits	9,524	—
Deferred revenue	3,877	—
Other current liabilities	16	—
Total current liabilities	28,998	2,500
Deferred tax liability	540	—
Long-term portion of lease liability	5,310	—
Long-term notes payable	5,897	—
Total liabilities	40,745	2,500

Commitments and contingencies (Note 12)
Mezzanine equity:
Series C, convertible and redeemable preferred stock, $.001 par value, 0 and 660,000 shares authorized, issued and outstanding, respectively	$—	15,135
Stockholders’ deficit:
Series A, convertible preferred stock, $.001 par value, authorized 70,000 shares, 0 and 27,195 shares issued and outstanding	$—	$3,370
Series B convertible preferred stock, $.001 par value, authorized 50,000 shares, 0 and 17,087 shares issued and outstanding	—	1,849
Common stock, $.001 par value, 166,666,667 shares authorized, 97,837,798 and 1,511,061 issued and outstanding, respectively	98	2
Additional paid in capital	128,293	13,881
Treasury stock, 36,300 shares, at cost	(62)	(62)
Accumulated deficit	(56,070)	(21,623)
Total stockholders’ equity (deficit) attributable to Applied Blockchain, Inc.	72,259	(2,583)
Noncontrolling interest	6,976	—
Total Mezzanine equity and stockholders' deficit	79,235	12,552
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$119,980	$15,052

See Accompanying Notes to the Consolidated Financial Statements

APPLIED BLOCKCHAIN, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year Ended
	May 31, 2022	May 31, 2021
Hosting revenue	$8,549	$—

Cost of revenues	$9,506	$—
Gross loss	$(957)	$—

Costs and expenses:
Selling, general and administrative	$7,555	$332
Stock-based compensation	12,337	—
Depreciation and amortization	49	—
Total costs and expenses	$19,941	$332
Operating loss	$(20,898)	$(332)

Other (expense) income:
Interest expense	$(112)	$(236)
Gain on extinguishment of accounts payable	406	—
Loss on extinguishment of debt	(1,342)	—

Total other expense	$(1,048)	$(236)
Net loss from continuing operations before income tax expenses	(21,946)	(568)
Income tax expenses	(540)	—
Net loss from continuing operations	$(22,486)	$(568)
Net loss from discontinued operations, net of income taxes	$(1,044)	$—
Net loss including noncontrolling interests	(23,530)	(568)
Net loss attributable to noncontrolling interests	10	—
Net loss attributable to Applied Blockchain	$(23,520)	$(568)

Basic and diluted net loss per share:
Continuing operations	$(0.39)	$(0.38)
Discontinued operations	$(0.02)	$—
Basic and diluted net loss per share	$(0.41)	$(0.38)
Basic and diluted weighted average number of shares outstanding	57,121,096	1,511,061
See Accompanying Notes to the Consolidated Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended May 31, 2022 and 2021
(In thousands, except per share data)

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2020	—	$—	—	$—	$—	27,195	$3,370	17,087	$1,849	1,511,061	$2	$13,881	$(62)	$(21,055)	$(2,015)	$—	$(2,015)
Issuance of Series C preferred stock	660,000	16,500	—	—	16,500	—	—	—	—	—	—	—	—	—	—		$16,500
Issuance costs of Series C preferred stock	—	(1,365)	—	—	(1,365)	—	—	—	—	—	—	—	—	—	—	—	(1,365)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	$(568)	(568)	—	(568)
Balance, May 31, 2021	660,000	$15,135	—	$—	$15,135	27,195	$3,370	17,087	$1,849	1,511,061	$2	$13,881	$(62)	$(21,623)	$(2,583)	$—	$12,552
Extinguishment of debt	—	—	—	—	—	—	—	—	—	5,083,828	5	3,473	—	—	3,478	—	$3,478
Issuance of dividends to preferred stock	—	—	—	—	—	60,822	6,082	29,772	2,979	—	—	—	—	(8,946)	115	—	$115
Conversion of series A and B preferred stock	—	—	—	—	—	(88,017)	(9,452)	(46,859)	(4,828)	28,765,308	29	14,251	—	—	—	—	$—
Service agreement stock compensation	—	—	—	—	—	—	—	—	—	18,036,723	18	12,319	—	—	12,337	—	$12,337
Issuance of Series D preferred stock	—	—	1,380,000	34,500	34,500	—	—	—	—	—	—	—	—	—	—	—	$34,500
Issuance Costs of Series D preferred Stock	—	—	—	(2,927)	(2,927)	—	—	—	—	—	—	—	—	—	—	—	$(2,927)
Preferred Stock Dividends Accrued	25,633	641	53,587	1,340	1,981	—	—	—	—	—	—	—	—	(1,981)	(1,981)	—	$—
Conversion of Series C and D preferred stock	(685,633)	(15,776)	(1,433,587)	(32,913)	(48,689)	—	—	—	—	36,440,783	36	48,653	—	—	48,689	—	$—
Initial public offering of common stock	—	—	—	—	—	—	—	—	—	8,000,000	8	39,992	—	—	40,000	—	$40,000
Offering costs of initial public offering	—	—	—	—	—	—	—	—	—	—	—	(4,276)	—	—	(4,276)	—	$(4,276)
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,986	$6,986
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,520)	(23,520)	(10)	$(23,530)
Balance, May 31, 2022	—	—	—	—	—	—	—	—	—	97,837,703	98	128,293	(62)	(56,070)	72,259	6,976	79,235

See Accompanying Notes to the Consolidated Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands of dollars)

	Fiscal Years Ended
	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss attributable to Applied Blockchain, Inc.	$(23,520)	$(568)
Net Loss from discontinued operations	(1,044)	—
Net Loss attributable to noncontrolling interest	(10)	—
Net Loss from continuing operations	(22,486)	(568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009	1
Accrued paid in kind interest	—	236
Loss on extinguishment of debt	1,342	—
Gain on extinguishment of accounts payable	(406)	—
Stock-Based compensation for service agreement	12,337	—
Amortization of right of use asset	111	—
Deferred tax	540	—
Changes in operating assets and liabilities		—
Accounts receivable	(227)	—
Utility deposits	(1,450)	—
Prepaid expenses and other current assets	(1,331)	—
Customer deposits	9,524	—
Deferred revenue	3,877	—
Accounts payable and accrued liabilities	6,745	248
Payments of operating leases	(310)	—
Net cash provided by operating activities of continuing operations	9,275	(83)
Net cash used in operating activities of discontinued operations	(10,147)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	(872)	(83)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(58,251)	(20)
Deposit on equipment	3,277	(3,282)
Net cash used in investing activities of continuing operations	(54,974)	(3,302)
Net cash provided by investing activities of discontinued operations	9,103	—
NET CASH USED IN INVESTING ACTIVITIES	(45,871)	(3,302)
CASH FLOWS FROM FINANCING ACTIVITIES
Initial public offering of common stock	40,000	—
Issuance of preferred stock	34,500	16,500
Issuance costs for preferred stock	(2,927)	(1,365)
Issuance costs for common stock	(4,276)	—
Repayment of finance leases	(221)	—
Proceeds from issuance of term loan	7,324	—
Issuance costs for term loan	(94)	—
Contributions by noncontrolling interest	6,986	—
Net cash provided by financing activities of continuing operations	81,292	15,135
Net cash provided by financing activities of discontinued operations	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	81,292	15,135
NET INCREASE IN CASH AND CASH EQUIVALENTS	34,549	11,750
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,750	—
CASH AND CASH EQUIVALENTS, END OF YEAR	46,299	11,750
Less: Cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations	$46,299	$11,750
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$112	$236
Taxes Paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Non-cash dividends paid in-kind	$11,042	$—
Right-of-use asset obtained by lease obligation	$8,879	$—
Fixed assets in accounts payable	$6,998	$—
See Accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements
1.BUSINESS AND ORGANIZATION
Applied Blockchain, Inc. (the “Company”) is a builder and operator of next-generation data centers across North America, which provide substantial computing power to blockchain infrastructure and support Bitcoin mining. The Company has a colocation business model where customers place hardware they own into the Company’s facilities and the Company provides full operational and maintenance services for a fixed fee. The Company typically enters into long term fixed rate contracts with our customers.

In the third quarter of the fiscal year ended May 31, 2022, the Company approved plans to sell all crypto mining equipment and cease all crypto mining operations. The results of these operations, financial position, and cash flows have been presented as discontinued operations and the related assets and liabilities. Refer to Note 14 – Discontinued Operations for additional information, including accounting policies, about the Company’s discontinued operations.

The Company was originally incorporated in Nevada in May 2001. Effective April 14, 2021, the Company’s name was changed to Applied Blockchain, Inc. from Applied Science Products, Inc. During the year ended May 31, 2021, the Company formed two subsidiaries, Shanghai Sparkly Ore Tech, Ltd and Applied Blockchain, Ltd. Shanghai Sparkly Ore Tech, Ltd is a wholly owned foreign entity in China. Applied Blockchain, Ltd., a Cayman limited company, managed the Company’s digital wallet. During the year ending May 31, 2022, the Company formed five new wholly-owned subsidiaries, APLD Hosting, LLC, Applied Talent Resources LLC, APLD-JTND Phase II, LLC, APLD-Rattlesnake Den I, LLC, and APLD-Rattlesnake Den II, LLC. In June 2021, we formed APLD Hosting, LLC, in Nevada. APLD Hosting is entering into agreements to own and operate our co-hosting facilities. On November 2, 2021, we formed Applied Talent Resources LLC in Nevada to employ and manage our employees, employee staffing among our entities and projects and employment related plans and policies. On November 8, 2021, we formed APLD-JTND Phase II, LLC and on November 15, 2021, we formed APLD-Rattlesnake Den I, LLC and APLD-Rattlesnake Den II, LLC, each of which is a Delaware limited liability company formed to build and operate a co-hosting facility.

In the third quarter of the fiscal year ending May 31, 2022, the Company entered into a joint venture agreement to form 1.21 Gigawatts, LLC (“the joint venture entity”), with Antpool Capital Asset Investment, L.P., an affiliate of Bitmain Technologies. Applied Blockchain and Antpool intend to leverage their combined resources and expertise to initially build up to 1.5 Gigawatts (GW) of datacenter hosting capacity over the next 24 months. The Company has a majority interest in the joint venture entity and therefore the results of the joint venture entity will be consolidated in the Company’s financial statements.

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

Initial Public Offering
On April 13, 2022, the Company announced its initial public offering of 8,000,000 shares of its common stock at $5.00 per share. The shares began trading on The Nasdaq Global Select Market on April 13, 2022, under the ticker symbol “APLD.”The net proceeds received by the Company from the offering (after deducting underwriting discounts and commission and estimated offering expenses) were approximately $36 million. The Company intends to use the net proceeds to lease or purchase additional property on which to build additional co-hosting facilities, to construct those facilities, to enter into additional energy service agreements for each additional site and for funding its working capital and general corporate purposes.

2.LIQUIDITY AND FINANCIAL CONDITION
As of May 31, 2022, the Company had approximate cash and cash equivalents of $46.3 million and working capital of $20.3 million. In April 2022, the Company raised $40.0 million in gross proceeds from our initial public offering of Common Stock. Historically, the Company has incurred losses and has relied on equity financings to fund its operations. Based on analysis of cash flows, current net working capital, and expected operations revenues, the Company believes its current cash on hand is sufficient to meet its operating and capital requirement for at least next twelve months from the date these financial statements are issued.

3.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned and controlled subsidiaries. Consolidated subsidiaries results are included from the date the subsidiary was formed or acquired. Noncontrolling interests in consolidated subsidiaries in the consolidated financial statements represent non-controlling stockholders' proportionate share of the operations in such subsidiaries. Intercompany investments, balances and transactions have been eliminated in the consolidated financial statements. The Company’s consolidated operating subsidiaries include wholly-owned Shanghai Sparkly Ore Technology, Ltd, Applied Blockchain, Ltd., APLD-JTND Phase II, LLC, APLD-Rattlesnake Den I LLC, APLD-Rattlesnake Den II LLC, APLD Hosting, LLC, Applied Talent Resources LLC, as well the Company’s majority interest in 1.21 Gigawatts, LLC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimate inherent in the preparation of the Company’s financial statements is the valuation allowance associated with the Company’s deferred tax assets.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. All performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Hosting revenue is recorded monthly in fixed amounts, net of credits, based on the terms of the hosting agreements. Customer contracts include advance payment terms. Advanced payments are recorded as deferred revenue until the related service is provided.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Our cash equivalents in excess of federally insured limits potentially subject us to concentrations of credit risk, although we believe they are subject to minimal risk.

The Company has restricted cash related to its letter of credit totally $7.5 million. The company is required to keep this balance in a separate account for the duration of the letter of credit agreement, which lasts through January 2024. The following tables reconciles cash and cash equivalents and restricted cash to presentation on the balance sheet as of May 31, 2022, and May 31, 2021

(in thousands)	May 31, 2022	May 31, 2021
Cash and Cash Equivalents	$38,798	$11,750
Restricted Cash	$7,501	$—
Total Cash and Cash Equivalents	$46,299	$11,750

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to operations as incurred, whereas significant improvements that extend the life of an asset are capitalized.

Lease Accounting
The Company accounts for its leases under ASC 842, Leases (“ASC 842”). Accordingly, the Company determines whether an arrangement contains a lease at the inception of the arrangement. If a lease is determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor. The Company’s assessment of the lease term reflects the non-cancelable term of the lease, inclusive of any rent-free periods and/or periods covered by early-termination options which the Company is reasonably certain of not exercising, as well as periods covered by renewal options which the Company is reasonably certain of exercising. The Company also determines lease classification as either operating or finance at lease commencement, which governs the pattern of expense recognition and the presentation reflected in the consolidated statements of operations over the lease term.

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

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with an initial term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred.

Income Taxes

ASC Topic 740, Income Taxes, (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The benefit of a tax position is recognized in the financial statements in the period during which based on all available evidence, management believes it is most likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU 2016-13 eliminates the probable initial recognition threshold in current GAAP; and instead requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, this ASU requires that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects companies holding financial assets and net investment in leases that are not accounted for at fair value through net income. The ASU 2016-13 amendments affect loans, debt securities, trade receivables, net investments in leases, off balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 was originally effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB approved a delay of the required implementation date of ASU 2016-13 for smaller reporting companies, including the Company, resulting in a required implementation date for the Company of June 1, 2023. Early adoption will continue to be permitted. We are currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

4.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of May 31, 2022 and 2021:

(in thousands)	Estimated Useful Life	May 31, 2022	May 31, 2021
Hosting Equipment
Electric Generation and Transformers	15 years	4,338	—

Other Equipment and Fixtures	5-7 years	588	21
Construction in Progress		18,305	—
Information Systems and Software	5 years	9,608	—
Land & Building
Land		1,074	—
Land Improvements	15 years	1,180	—
Building	39 years	30,176	—
Total cost of property and equipment		65,269	21
Accumulated Depreciation		(1,009)	(1)
Property Plant and Equipment, Net		$64,260	$20
Depreciation expense totaled $1.0 million and $1,000 for the years ended May 31, 2022 and 2021, respectively. Depreciation is computed on the straight-line basis for the period assets are in service.
5.REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes revenue when promised services are transferred to customers in an amount that reflects the consideration to which the Company expects to be received in exchange for those services. The Company notes all revenue recognized from continuing operations during the quarter was received through hosting revenue.

Below is a summary of the Company’s revenue concentration by major customer for the year ended May 31, 2022 and 2021.

	Year Ended May 31,
Customer	2022	2021
Customer A	41%	—%
Customer B	16%	—%
Customer C	15%	—%
Customer D	15%	—%
Customer E	13%	—%

Remaining Performance Obligations
As of May 31, 2022, the Company had $3.9 million in deferred revenue, which represents the Company’s remaining performance obligations. The Company expects to recognize all of this revenue within the next 12 months.

Deferred Revenue
Changes in the Company's deferred revenue balances for the years ended May 31, 2022 and 2021, respectively, are shown in the following table:

(in thousands)
Balance at June 1, 2020	$—
Advance billings	$—
Revenue recognized	$—
Other adjustments	$—
Balance at May 31, 2021	$—
Advance billings	$12,426
Revenue recognized	$(8,549)
Other adjustments	$—
Balance at May 31, 2022	$3,877

Customer Deposits
Changes in the Company's customer deposits balances for the years ended May 31, 2022 and 2021, respectively, are shown in the following table:

(in thousands)
Balance at June 1, 2020	$—
Customer deposits received	$—
Customer deposits refunded	$—
Balance at May 31, 2021	$—
Customer deposits received	$9,524
Customer deposits refunded	$—
Balance at May 31, 2022	$9,524

6.RELATED PARTY TRANSACTIONS
Related Party Policy
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

Related Party Note Payable

A related party note payable was held by the CEO of the Company during the years ended May 31, 2022, and 2021. Pursuant to an exchange agreement effective June 12, 2021, the outstanding debt principal of $470,000 and accrued interest of $1.6 million was converted to 5.1 million shares of Common Stock with a fair value of $0.75 per share which resulted in a loss on extinguishment of $1.3 million. Upon the consummation of the Exchange Agreement, the note payable was surrendered and cancelled; all rights including rights to accrued interest due were extinguished.

Related Party Revenue

One of the Company's major customers is an entity that is an affiliate of the minority member of the 1.21 Gigawatts joint venture. The Company recognized $3.5 million and $0 of revenue from this customer for the year ended May 31, 2022 and 2021, respectively. The Company had $1.7 million and $0 of advance billings from this customer and $1.7 million and $0 of deposits from this customer as of May 31, 2022 and 2021, respectively.

7.DEBT

Letter of Credit

As of May 31, 2022, the Company had a letter of credit totaling $7.5 million. As discussed in Footnote 3, the Company is required to maintain this amount in a separate cash balance, and therefore the cash is restricted. The Company did not have a letter of credit as of May 31, 2021. Further, the Company has no unused lines of credit as of May 31, 2022 or May 31, 2021, respectively.

Term Loan

On March 11, 2022, the Company and Applied Hosting, LLC (“Hosting”), a wholly-owned subsidiary of the Company, entered into a term loan agreement (the “VBT Loan Agreement”) by and among Hosting, as the borrower, Vantage Bank Texas, as lender (the “VBT Lender”) and the Company as guarantor. Pursuant to the Loan Agreement, on March 11, 2022, Hosting entered into a promissory note agreement (the “ VBT Note”) and borrowed $7.5 million for a five. (5) year term with an interest rate of five percent (5%) per annum (the “VBT Term Loan”). The proceeds of the VBT Term Loan were used for working capital needs for the operation of Phase I of the hosting facility in Jamestown, North Dakota (the "Property").

The VBT Loan Agreement and VBT Note contain customary representations and warranties and events of default. In addition, the VBT Note contains certain affirmative and negative covenants and other terms and conditions for a facility of this type. The effective interest rate for the VBT Note was 5.6% and 0% for the years ended May 31, 2022 and 2021, respectively.

Below is a summary of the remaining principal payments due over the life of the VBT note as of May 31, 2022

Year	Principal Payments (in thousands)
FY23	$1,333
FY24	1,409
FY25	1,490
FY26	1,576
FY27	1,382
Total VBT Term Loan Remaining Payments	$7,190

Also on March 11, 2022, the Company entered into a continuing guaranty agreement (the “VBT Guaranty Agreement”) with the VBT Lender, pursuant to which the Company agreed to guaranty Hosting’s indebtedness and obligations under the VBT Loan Agreement. The VBT Term Loan is secured by a mortgage on the Property pursuant to a Mortgage, Security Agreement and Fixture Financing Statement (the “VBT Mortgage”), dated March 11, 2022, by and between Hosting and the VBT Lender, and a security interest in the all accounts receivable, rents and servicing agreements relating to the property and equipment as set forth in or required by the VBT Loan Agreement.

In connection with the VBT Note, the Company incurred debt issuance costs of $93,939.

Below is a summary of total debt, including current debt and deferred financing fees related to the VBT Note, for the year ended May 31, 2022, and 2021.

(in thousands)	Year ended	Year ended
	May 31, 2022	May 31, 2021
Term Loan Balance	$7,324	$—
Less: Deferred Issuance Costs	(94)	—
Less: Current portion of Term Loan	(1,333)	—
Long-term Portion of Term Loan	$5,897	$—

8.INCOME TAXES
The Company recorded income tax expense of $540,000 for the year ended May 31, 2022, compared to no expense for the year ended May 31, 2021. The Company’s effective tax rate was (2.4%) and 0% for the year ended May 31, 2022 and 2021, respectively.

The following table presents current and deferred tax expense for the year ended May 31, 2022, and 2021

	Year ended	Year ended
	May 31, 2022	May 31, 2021
Current expense (benefit)
Federal	$—	$—
Foreign	—	—
State	—	—
Total current benefit	$—	$—
Deferred expense (benefit)
Federal	$540	$—
Foreign	—	—
State	—	—
Total deferred expense	$540	—
Total income tax expense	$540	$—
The following table reconciles the statutory rate to our effective tax rate::

	May 31, 2022	May 31, 2021
Expected income tax expense (benefit) at U.S. statutory rate	21.0%	21%
Federal income tax benefit	0.6%	—%
Permanent differences	(0.9%)	—%
Current and deferred state taxes	3.9%	—%
Change in valuation allowance	(27.0%)	(21.0%)
Income Tax Expense / (Benefit)	(2.4%)	0%
Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to the Company’s deferred tax assets and liabilities are as follows for the year ended May 31, 2022, and 2021:

	May 31, 2022	May 31, 2021
Deferred Tax Assets:
Intangibles	$78	$—
Lease Adjustment	2,080	—
Federal Net Operating Loss	9,158	175
Charitable Contributions	17	—
Passthrough Entities	13	—
Valuation Allowance	(6,393)	(175)
Total Net Deferred Tax Asset	$4,953	$—

Deferred Tax Liability
Property, Plant, and Equipment	$(3,407)	$—
Lease Adjustment	(2,086)	—
Total Net Deferred Tax Asset	$(5,493)	$—

Deferred Tax Liability, Net	$(540)	$—
The Company had federal tax net operating losses of $35.6 million and $568,000 at May 31, 2022 and 2021, respectively. The May 31, 2021 and May 31, 2022 losses can both be carried forward indefinitely.

A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company has recorded an increase in the valuation allowance of $6.2 million and $120,000 as of May 31, 2022 and 2021, respectively. The Company has provided a valuation allowance for the portion of the deferred tax assets that it has determined are not more likely than not to be recognized.

The valuation allowance is primarily attributable to deferred tax assets for net operating losses that management believes are more likely than not to expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the scheduled reversals of deferred tax liabilities and the history of positive taxable income in evaluating the realizability of the deferred tax assets. Management believes that it is not likely that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income.

The Company did not have any unrecognized tax benefits for the years ended May 31, 2022, and 2021, respectively. The Company recognizes interest expense related to unrecognized tax benefits in income tax expense. The Company did not have any interest expense or expense for penalties related to unrecognized tax benefits for the reported periods.

The Company is subject to U.S. federal income tax. Tax years ending May 31, 2020 through May 31, 2022 are open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in these years may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other taxing jurisdictions for any tax years.
9.REDEEMABLE EQUITY

Series C Preferred Stock
As of May 31, 2021, 660,000 shares of Series C Preferred Stock were outstanding. The shares of Series C Preferred Stock were convertible into shares of Common Stock. These shares were offered and sold to certain “accredited investors” in a private placement without registration of the shares under Rule 506 of the Securities Act and the rules and regulations promulgated thereunder.

The Series C Preferred Stock was entitled to participate on an as-converted basis in any dividends paid to the holders of Common Stock.

The Series C Preferred Stock was entitled to Paid-in-kind (“PIK”) Dividends which accrued based on a percentage of the Stated Value, which ranged from 10-15% per annum, depending on when the Company filed a registration statement for its common stock, and when the registration statement was declared effective by the SEC and the common stock began trading on a public market. The Company accrued PIK dividends at 12% per annum of the Stated Value from December 15, 2021, until April 12, 2022, when the Company's registration statement was declared effective by the SEC. The Series C Preferred Stock did not accrue any other PIK Dividends.

The Series C Preferred Stock was subject to automatic conversion on the date on which the Company's registration statement was declared effective by the SEC (the “Conversion Date”), at which point all outstanding shares of Series C Preferred Stock were automatically converted (without payment of additional consideration) into such number of fully paid and non-assessable shares of common stock as determined by dividing the Stated Value of such shares by the Conversion Price of $0.75 in effect on the Conversion Date. All rights with respect to the Series C Preferred Stock terminated on the Conversion Date.

Pursuant to the automatic conversion provision, 685,633 Shares of Series C Preferred Shares, which included 25,633 shares issued to settle PIK dividends, were converted to Common Stock on April 12, 2022. Upon conversion, the Company issued 22,865,857 shares of Common Stock to the holders of Series C Preferred Stock.
Series D Preferred Stock
1,380,000 Shares of Series D Preferred Stock were issued during the year ended May 31, 2022 for gross proceeds of $34,500. The Company incurred $2,927 of issuance costs related to the Series D Preferred Stock.

The shares of Series D Preferred Stock were convertible into shares of Common Stock. These shares were offered and sold to certain “accredited investors” and non-U.S. Persons in a private placement without registration of the shares under Regulation D and Regulation S of the Securities Act.

The Series D Preferred stock ranked pari passu with the Series C Preferred Stock.

The Series D Preferred Stock accrued PIK dividends under the same terms as the Series C Preferred Stock. The Company accrued PIK dividends at 12% of the stated value of the Series D Preferred Stock from December 15, 2021 to April 12, 2022, when the Company's registration statement was declared effective.

The Series D Preferred Stock was subject to automatic conversion on the Conversion Date. All shares of Series D Preferred Stock were automatically converted (without payment of additional consideration) into such number of fully paid and non-assessable shares of Common Stock as determined by dividing the Stated Value by the Conversion Price of $2.64 in effect on such Conversion Date. All rights with respect to the Series D Preferred Stock terminated on the Conversion Date.

Pursuant to the automatic conversion provision, 1,433,587 Shares of Series D Preferred Shares, which included 53,587 shares issued to settle PIK dividends, were converted to Common Stock on April 12, 2022. Upon conversion, the Company issued 13,575,634 shares of Common Stock to the holders of Series D Preferred Stock.

As of May 31, 2022, there are no shares of Series D or Series C Preferred Stock outstanding.

10.STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
The Company is authorized to issue 166,666,667 shares of Common Stock at 0.001 par value per share. As of May 31, 2022 and 2021, 97,837,798 and 1,511,061 shares of Common Stock were outstanding, respectively.
Equity Compensation
On January 18, 2022, the Company issued (i) an aggregate of 600,000 shares of restricted stock, consisting of 100,000 shares to each of its non-employee directors and (ii) an aggregate of 766,666 shares of restricted stock to three executives, in all cases as compensatory grants for services rendered to the Board or the Company. Each of the awards vests upon the completion of service conditions for specified times and a performance condition for the occurrence of an effective registration statement covering the resale of the shares of common stock comprising the stock award with the Securities and Exchange Commission (the “SEC”). The Company will recognize the cost of the restricted stock based on the grant date fair value of the awards over the related vesting terms using a straight-line method when it is probable that the performance condition of an effective registration statement for the reserved underlying shares will be met. The fair value of the restricted stock was estimated to be $11.0 million. The Company's restricted stock shares are considered to be nonvested share awards.

On January 14, 2022, the Company granted an aggregate of 1,791,666 restricted stock units (“RSUs”) to three consultants, in all cases as compensatory grants for consulting services rendered to the Company which contain performance conditions that affect vesting. The performance conditions specify that the RSUs are achieved based on specific thresholds of power to become available in the Company’s colocation hosting facility and also upon the occurrence of an effective registration statement covering the resale of the shares of common stock comprising the stock award shares with the SEC. The Company will recognize the cost of these RSUs based on the grant date fair value of the awards when it is probable that the performance conditions will be achieved over the related vesting terms. The fair value of these RSUs was estimated to be $14.4 million.

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

The Company estimated the fair value of the Common Stock at issuance date using a Probability Weighted Expected Return Method (“PWERM”). The PWERM estimated the fair value assuming two possible outcomes, for which each discrete outcome is probability weighted to arrive at a weighted-average value. The Company weighted two different scenarios as follow:

Scenario	Weight
Public Company scenario (“listing scenario”)	95%
Remain a private Company scenario (“private scenario”)	5%
As the performance condition of an effective registration statement covering the resale of the shares of common stock comprising the restricted stock and RSUs to officers, non-employee directors, and consultants has not been met as of May 31, 2022, no expense has been recognized for the year ended May 31, 2022.

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

Class of Stock	Option Pricing Fair Value	Weight
Common Stock	$0.402	8%
Conversion Price of Series C Shares	0.780	92%
Weighted-average fair value	$0.750

Series A Convertible Preferred Stock

Each share of Series A Convertible Preferred Stock (“Series A Preferred Stock”) had a liquidating value of $100 per share, was convertible into 1,429 shares of Common Stock of the Company (subject to adjustment) and paid a cash dividend of 8% or a dividend in kind of 10%. The dividends accrued quarterly and were based on the original purchase price of the Series A Preferred Stock.

All shares of Series A Preferred Stock were converted, effective June 12, 2021, to shares of Common Stock. 6,809,833 shares of Common Stock were issued in exchange for the Series A Convertible Preferred Stock upon this conversion.

Series B Convertible Preferred Stock
Each share of Series B Convertible Preferred Stock (“Series B Preferred Stock”) has a liquidating value of $100 per share, is convertible into 1,000 shares of Common Stock of the Company (subject to adjustment) and pays a cash dividend of 8% or a dividend in kind of 10%. The dividends are accrued quarterly and are based on the original purchase price of the Series B Preferred Stock.

All shares of Series B Preferred Stock were converted, effective June 12, 2021, to shares of Common Stock. 6,809,833 shares of Common Stock were issued in exchange for the Series B Convertible Preferred Stock upon this conversion.

Series C Convertible Preferred Stock
Each share of Series C Convertible Preferred Stock (“Series C Preferred Stock”) has a liquidating value of $25 per share, is convertible into 1,000 shares of Common Stock of the Company (subject to adjustment) and pays a dividend in kind of 10%. The dividends are accrued quarterly and are based on the original purchase price of the Series C Preferred Stock.

All shares of Series C Preferred Stock were converted, effective April 12, 2022, to shares of Common Stock. 22,865,857 shares of Common Stock were issued in exchange for the Series C Convertible Preferred Stock upon this conversion.

Series D Convertible Preferred Stock
Each share of Series D Convertible Preferred Stock (“Series D Preferred Stock”) has a liquidating value of $25 per share, is convertible into 1,000 shares of Common Stock of the Company (subject to adjustment) and pays a dividend in kind of 10%. The dividends are accrued quarterly and are based on the original purchase price of the Series D Preferred Stock.

All shares of Series D Preferred Stock were converted, effective April 12, 2022, to shares of Common Stock. 13,575,634 shares of Common Stock were issued in exchange for the Series D Convertible Preferred Stock upon this conversion.
Equity Plan Approval
On October 9, 2021, our Board approved two equity incentive plans, which our stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in our SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to our employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in our SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of May 31, 2022, no awards had been granted under either plan.
11.LEASES

As of May 31, 2022, the Company had an operating lease liability and right of use asset for its office space that expires in October 2026. The Company also entered into several finance leases for equipment and land as of May 31, 2022. As of May 31, 2022, the Company did have one significant finance lease balance related to a land lease related to the Company's Garden City, TX facility.

The Company has elected the short-term lease exception and therefore, only recognized lease liabilities and right of use assets for leases longer than one year. The Company has also elected the practical expedient of not separating lease components from non-lease components for its real estate leases.

As of May 31, 2022, and May 31, 2021, the balance of the right of use assets were $6.4 million and $0, respectively, and the balance of the lease liability is $6.3 million and $0, respectively, for the Company’s office lease, land lease, and its leased equipment.

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

Balance sheet presentation of lease assets and liabilities, net is as follows:

Lease Type	Consolidated Balance Sheet Presentation	May 31, 2022
Operating Lease Assets	Right of use asset, net	$1,110
Finance lease assets	Right of use asset, net	5,298
Total lease assets		$6,408

Operating Lease liabilities	Current portion of operating lease liability	191
Operating Lease liabilities	Long-term portion of lease Liability	936
Total Operating Lease Liabilities		$1,127
Finance lease liabilities	Current portion of lease liability	$813
Finance Lease liabilities	Long-term portion of lease liability	4,374
Total Finance Lease Liabilities		$5,187
Total lease liabilities		$6,314
The Company presents lease costs under ASC 842 is as follows:

Lease Type	Consolidated Statements of Operations Presentation	Year Ended May 31, 2022
Operating lease expense	Selling, General and Administrative	$328
Finance lease expense:
Amortization of ROU assets related to revenue production	Cost of Sales	85
Amortization of ROU assets not related to revenue production	Depreciation and Amortization Expense	26
Interest on finance leases	Interest Expense	50
Short-term lease expense	Selling, General and Administrative	126
Variable lease expense	Selling, General and Administrative	—
Total Lease Cost		$615
The following table represents the Company’s future minimum operating lease payments as of May 31, 2022, under ASC 842 (in thousands):

Year	Operating Leases	Finance Leases	Total
FY23	$318	$1,189	$1,507
FY24	326	1,193	1,519
FY25	334	558	892
FY26	342	169	511
FY27	144	174	318
Beyond	—	87,324	87,324
Total	$1,464	$90,607	$92,071
Present value of lease liabilities	$1,127	$5,187	$6,314
Less: Current portion of lease liability	$191	$813	$1,004
Long-term portion of lease liability	$936	$4,374	$5,310

Supplemental cash flow and other information related to leases is as follows:

	Operating Leases	Finance Leases
Weighted-average years remaining	4 years	57 years

Weighted-average discount rate	12.50%	7.98%

Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows	$310	$50
Financing cash flows	$—	$221
12.COMMITMENTS AND CONTINGENCIES
Commitments
As of May 31, 2022, the Company has commitments related to its term loan and lease agreements , which have been disclosed in Note 7 - Term Loan and Note 11 - Leases, respectively. The Company also has a commitment of approximately $24.2 million related to the energy services agreement for its first cohosting facility as of May 31, 2022. The minimum term of this agreement is five years, and will remain in effect on a year-to-year basis unless terminated by either party by notice given at least 365 calendar days in advance of termination. The commitment is fully due within the next fiscal year, as the company commits to specific power consumption on an annual basis as part of the energy services agreement. The Company purchased approximately $8.1 million and $0 in power under the energy services agreement for the fiscal years ended May 31, 2022 and May 31, 2021, respectively.

The Company has no other commitments or contingencies as of May 31, 2022.

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of May 31, 2022 and 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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

Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. Refer to Note 9 - Redeemable Equity for details on outstanding classes of preferred shares.

Earnings per share for the year ended May 31, 2022 and 2021 are shown in the following table:

Basic and diluted income (loss) per share:	Year Ended
	May 31, 2022	May 31, 2021
Net loss from continuing operations	$(22,486)	$(568)
Net loss from discontinued operations, net of income taxes	(1,044)	—
Net Loss including noncontrolling interests	(23,530)	(568)
Net Loss attributable to noncontrolling interest	10	—
Net loss attributable to Applied Blockchain	$(23,520)	$(568)
Continuing operations	$(0.39)	$(0.38)
Discontinued operations	$(0.02)	$—
Basic and diluted net loss per share	$(0.41)	$(0.38)
Basic and diluted weighted average number of shares outstanding	57,121,096	1,511,061

14.DISCONTINUED OPERATIONS
During February 2022, the Company implemented plans to cease all cryptomining operations and start the sale process of all cryptomining equipment. The assets sold were reflective of the entire mining reportable segment. As the Company completed the sale of the assets shortly after the quarter ended February 28, 2022, the Company used the sale price and actual costs to sale to determine actual carrying value of the assets held for sale, and recorded a loss to write the assets down to their fair value. On March 9, 2022, the Company ceased all crypto mining operations and completed the sale of all crypto mining equipment in service. Total proceeds from the sale of the equipment were $1.6 million. The Company has no plans to return to crypto mining operations in the future as the Company grows.

Operating results of discontinued operations are summarized below:

	Year Ended
	May 31, 2022	May 31, 2021
Cryptoasset Mining Revenue	3,038	—
Mining Revenue Pool Fees	51	—
Cryptoasset Mining Revenue, Net	2,987	—
Cost of Sales	1,611	—
Gross Profit	1,376	—
Impairment of Cryptocurrency Assets	(393)	—
Gain on Sale of Fixed Assets	1,229	—
Loss on Asset Reclass to Discontinued Operations	(3,256)	—
Net Loss from Discontinued Operations	(1,044)	—
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

As of May 31, 2022 and 2021, the Company did not hold any cryptoassets. For the year ended May 31, 2022, and 2021, the Company recorded impairment expense of $393,000 and $0, respectively.

The following table presents a summary of cryptoasset activity for the year ended May 31, 2022.

Year Ended
Beginning Balance - May 31, 2021	$—
Cryptoassets earned through mining	3,038
Mining pool operating fees	(51)
Cryptoassets sold or converted	(3,380)
Impairment of Cryptocurrency Assets	393
Ending Balance - May 31, 2022	$—
Additional Cryptomining Accounting Policies

Cryptoassets
Cryptoassets are included in current assets in the accompanying consolidated balance sheets. Cryptoassets are classified as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other, and are accounted for in connection with the Company’s revenue recognition policy detailed above and in Note 5 - Revenue from Contracts with Customers. Management will evaluate market conditions on a quarterly basis. When events or circumstance identified through this process indicate that cryptoassets may be impaired, they are tested for impairment. Impairment, if any, is recognized for the difference between the fair value of the underlying cryptoasset and the carrying amount of the cryptoasset. Fair value is measured using the quoted price of the cryptoasset at the time its fair value is being measured.

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

Cryptoasset mining revenue
The Company had entered into cryptoasset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a theoretical fractional share of the cryptoasset award the mining pool operator receives (less service fees to the mining pool operator which are recorded as a reduction of revenue) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

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

As noted above, the Company ceased all crypto mining operations and completed the sale of all crypto mining equipment in service on March 9, 2022.

15. SUBSEQUENT EVENTS
Sparkpool Share Cancellation

On June 6, 2022, through a letter agreement between the Company and Sparkpool, Sparkpool agreed to forfeit to the Company shares of Common Stock that had been issued pursuant to the service agreement executed on March 19, 2021, which is described in Note 10 - Stockholders' Equity (Deficit). Sparkpool ceased providing the contracted services for the Company, and agreed to forfeit shares to compensate for future services that will not be rendered. As a result of this agreement, 4,965,432 shares of Common Stock were forfeited and canceled by the Company, reducing the number of shares of Common Stock outstanding.

Marathon Digital Hosting Agreement

On July 12, 2022, the Company entered into a five-year hosting contract with Marathon Digital Holdings, Inc. ("Marathon") for 200-Megawatts ("MW") of mining capacity. As a result of this arrangement, the Company will supply Marathon with 90 MW of hosting capacity at its facility in Texas and at least 110 MW of hosting capacity at its second facility in North Dakota. As part of this agreement, the Company has also provided Marathon with the option to increase hosting capacity utilizing up to an additional 70 MW in North Dakota, which would increase the total amount of hosting across all of the Company's facilities to 270 megawatts if the option is exercised.

New Term Loan Agreement

On July 25, 2022, Hosting entered into a Loan Agreement with Starion Bank (“Starion Lender”) and the Company as Guarantor (the “Starion Loan Agreement”). The Starion Loan Agreement provides for a term loan (the “Starion Term Loan”) in the principal amount of $15 million with a maturity date of July 25, 2027. The Starion Loan Agreement contains customary covenants, representations and warranties and events of default.

Advances on the Starion Term Loan shall not exceed the principal total of $15 million. The first advance on the Starion Term Loan was made at the time the Starion Loan Agreement was entered into and was not to exceed 80% of the total principal amount of the Loan, or $12 million. The remaining 20% balance of this Loan shall be available for advance following Hosting's proof of 100% intended operating capacity at the Property.

The Starion Loan Agreement provides for an interest rate of 6.50% per annum.

The City of Jamestown, North Dakota and Stutsman County’s Economic Development Fund provides a multimillion-dollar economic development program, available to assist with expanding or relocating businesses. As part of financial packages, the Jamestown Stutsman Development Corporation (JSDC) makes direct loans, equity investments, and interest buy-downs to businesses. Contingent upon such incentives, the Company expects the effective interest rate of the Starion Term Loan to be less than 6.50% per annum after different state funds are applied to the Loan, pending final approval. Deferred financing costs related to the Starion Term Loan totals $10,000.

The Loan is secured by a mortgage on the Property, and a security interest in the substantially all of the assets of Hosting as set forth in the Security Agreement dated as of July 25, 2022 by and between Hosting and the Starion Lender and a security interest in the form of a collateral assignment of the Company’s rights and interests in a master hosting agreement related to the Property and records and data relating thereto as set forth in the Security Agreement dated as of July 25, 2022 by and among Hosting, the Company as Grantor and the Starion Lender. In addition, the Company unconditionally guaranteed Hosting's obligations to the Starion Lender, including under the Starion Term Loan, pursuant to an Unlimited Commercial Corporate Guaranty of the Company dated as of July 25, 2022.

VBT Term Loan Repayment

On August 5, 2022, the VBT Term Loan was paid off in full and the VBT Term Loan Agreement and the associated VBT Mortgage were terminated.

Land Purchase

On August 8, 2022, the Company completed the purchase of 40 acres of land ("the Land") in Ellendale, North Dakota, for a total cost of $1 million. The Company took possession of the Land on August 15, 2022, and plans to build a 200 MW datacenter on the Land, with completion scheduled for the first quarter of calendar 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with our initial public offering, we identified a material weakness in the design of our internal controls, which could adversely affect our ability to record, process, summarize and report financial data. We are in the process of designing and implementing user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel. We also do not have a properly designed internal control system that identifies critical processes and key controls.

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

Internal Control over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly registered public companies.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors

The following table provides information regarding our Named Executive Officers (as defined below) and directors as of August 25, 2022

Name	Age	Position(s)	Period of Service

Executive Officers

Wes Cummins Executive Officer, Secretary, Treasurer, Chairman of the Boar	44		Chief Director from February 2007 to December 2020 and March 2021 to Present, sole officer from March 2012 to December 2020 and CEO, Secretary and Treasurer from March 2021 to Present

David Rench	44	Chief Financial Officer	March 2021 to Present

Regina Ingel Chief Marketing Officer	34	Executive	April to Present

Non-Employee Directors

Chuck Hastings	43	Director	April 2021 to Present

Kelli McDonald	43	Director	April 2021 to Present

Douglas Miller	64	Director	April 2021 to Present

Virginia Moore	48	Director	April 2021 to Present

Richard Nottenburg	68	Director	June 2021 to Present

Jason Zhang	29	Director	April 2021 to Present

Executive officers

Wes Cummins

Mr. Cummins has served as a member of our Board from 2007 until 2020 and from March 11, 2021 through present. During that time Mr. Cummins also served in various executive officer positions and he is currently serving as our chairman of the Board, chief executive officer, president, secretary and treasurer. Mr. Cummins was also the founder and CEO of 272 Capital LP, a registered investment advisor, which he sold to B. Riley Financial, Inc. (Nasdaq: RILY) in August 2021. Following the sale Mr. Cummins joined B. Riley as President of B. Riley Asset Management. Mr. Cummins intends to spend at least 40 hours per week on our business. Mr. Cummins has been a technology investor for over 20 years and held various positions in capital markets including positions at investment banks and hedge funds. Prior to founding 272 Capital and starting our operating business, Mr. Cummins was an analyst with Nokomis Capital, L.L.C., an investment advisory firm, a position he held from October 2012 until February 2020. Mr. Cummins also served as president of B. Riley & Co., from 2002 to 2011. Mr. Cummins also serves as a member of the boards of Sequans Communications S.A. (NYSE: SQNS), a fabless designer, developer and supplier of cellular semiconductor solutions for massive, broadband and critical Internet of Things markets and Vishay Precision Group, Inc. (VPG), designer, manufacturer and marketer of sensors, and sensor-based measurement systems, as well as specialty resistors and strain gages based upon their proprietary technology. Mr. Cummins served on the board of Telenav, Inc. (NASDAQ: TNAV) from August 2016 until February 2021. He holds a BSBA from Washington University in St. Louis where he majored in finance and accounting.

We believe Mr. Cummins’ experience building a business and as a chief executive officer and his experience investing in technology gives him insight and perspective into creating and building a technology based company as well as operating as a public company and enables him to be an effective board member.

David Rench

Mr. Rench became our chief financial officer in March 2021 and continues to serve in that capacity. Prior to joining us, Mr. Rench co-founded in 2010, and from 2010 to 2017 served as the VP of Finance and Operations of, a software startup company, Ihiji, until the company was acquired by Control4 in 2017. After the acquisition of Ihiji, Mr. Rench joined and served as Chief Financial Officer of Hirzel Capital, an investment management company, from 2017 to 2020. Mr. Rench holds a BBA from the Neeley School of Business at Texas Christian University in Fort Worth, Texas, and an MBA from the Cox School of Business at Southern Methodist University in Dallas, Texas. He is skilled in talent management and focused on long-term business growth, revenue, and profitability. He has strong experience leading the full spectrum of accounting, budgets, financial analysis, forecast planning, IT strategy, and reporting processes to achieve and exceed corporate financial goals. He has demonstrated expertise in developing and implementing streamlined tools and procedures to maximize departmental efficiency.

Regina Ingel

Ms. Ingel became our Vice President of Operations in March 2021, and was named Chief Marketing Officer in July 2022. Her experience is in marketing and operations to support growth of companies across sectors. From 2016 to 2018, Ms. Ingel worked with operations in the corporate buying offices at Neiman Marcus, a large department store chain, where she worked closely with the executive team on projections, marketing and planning for the web business. Ms. Ingel also founded an event planning company in Dallas in 2019, which she grew through creative marketing and sales despite a nationwide pandemic. Ms. Ingel sold her company in early 2021 to pursue a career in the cryptocurrency marketplace and specifically as our Vice President of Operations.

Appointment of Officers

Our executive officers are appointed by, and serve at the discretion of, our Board. There are no family relationships among any of our executive officers or directors.

Non-employee directors

Chuck Hastings

Mr. Hastings currently serves as Chief Executive Officer of B. Riley Wealth Management. Mr. Hastings joined B. Riley Financial in 2013 as a portfolio manager and became Director of Strategic Initiatives at B. Riley Wealth Management in 2018 and President in 2019. Prior to joining B. Riley, Mr. Hastings served as Portfolio Manager at Tri Cap LLC and was Head Trader at GPS Partners, a Los Angeles-based hedge fund, where he managed all aspects of trading and process including price and liquidity discovery and trade execution from 2005 to 2009. While at GPS Partners, Mr. Hastings was instrumental in growing the fund with the founding partners from a small start-up to one of the largest funds on the West Coast. Earlier in his career, Mr. Hastings served as a convertible bond trader at Morgan Stanley in New York. Mr. Hastings also serves as a Board member for IQvestment Holdings. Mr. Hastings holds a B.A. in political science from Princeton University. He is a recognized leader in the financial industry with more than two decades of global financial and business expertise. We believe Mr. Hastings’ experience and expertise will be of tremendous value as we pursue opportunities to leverage our initial investment and further scale our mining operations and build our co-hosting operations and enables him to be an effective member of the Board.

Kelli McDonald

Ms. McDonald has a passion for high impact charity work in her local community as well as social and environmental causes. Ms. McDonald has been active in early childhood education since 2006. She has served as the Fundraising Chairperson and Social Media Manager for KSD NOW since 2019 and works in merchandising for an independent bookseller. In addition to work in non-profit development, early childhood education and the Literacy Project from 2017 to 2020, Ms. McDonald founded NG Gives Back — a community service and engagement program focused on the St. Louis area. She earned a Bachelor of Arts degree from The University of Wisconsin Oshkosh. We believe Ms. McDonald’s education and community outreach background bring a unique perspective to the Board and enables her to be an effective member of the Board.

Douglas Miller

Mr. Miller has served as a member of the board of directors of three public companies over the past nine years: Telenav, Inc (NASDAQ: TNAV), CareDx, Inc. (NASDAQ: CDNA) and Procera Networks. He has chaired the Audit Committee for each of these companies, and has also served as Lead Independent Director and as chair or committee member on Compensation, Nominating and Governance and Special committees. Prior to his roles as board member, Mr. Miller served as senior vice president, chief financial officer and treasurer of Telenav, a wireless application developer specializing in personalized navigation services, from 2006 to 2012. From 2005 to 2006, Mr. Miller served as vice president and chief financial officer of Longboard, Inc., a privately held provider of telecommunications software. Prior to that, from 1998 to 2005, Mr. Miller held various management positions, including senior vice president of finance and chief financial officer, at Synplicity, Inc., a publicly traded electronic design automation company.

Mr. Miller also served as chief financial officer of 3DLabs, Inc., a publicly held graphics semiconductor company, and as an audit partner at Ernst & Young LLP, a professional services organization. Mr. Miller is a certified public accountant (inactive). He holds a B.S.C. in Accounting from Santa Clara University. We believe Mr. Miller’s experience as a chief financial officer and board member of public companies gives him insight and perspective into how other boards function and enables him to be an effective member of the Board.

Virginia Moore

Ms. Moore is the Co-founder, and CEO since 2017, of Catavento, a home textiles company based in Los Angeles. For 7 years prior to that, Ms. Moore was a partner and Vice President of Corbis Global, a 100- person architectural and engineering outsourcing firm. Earlier in her career she held positions in Marketing and Category Management with Coca-Cola, AC Nielsen and Universal Studios Home Entertainment. Ms. Moore earned a Business Administration degree from Universidad Católica de Cordoba in her native Argentina and an MBA from ESADE Business School in Barcelona, Spain. Ms. Moore’s business and entrepreneurial experience brings a unique perspective to our Board and enable her to be an member of the Board.

Richard Nottenburg

Dr. Nottenburg is currently on the board of directors of Cognyte Software Ltd., (NASDAQ: CGNT),a global leader in security analytics software and Verint Systems Inc. (NASDAQ: VRNT), a customer engagement company. He serves as chairman of the compensation committee of both companies. He is also a member of the board of Sequans Communications S.A. (NYSE: SQNS), a leading developer and provider of 5G and 4G chips and modules for massive, broadband and critical IoT applications where he serves on both the audit and compensation committees. Dr. Nottenburg is also Executive Partner at OceanSoundPartners LP, a private equity firm, and an investor in various early stage technology companies. Previously, Dr. Nottenburg served as President and Chief Executive Officer and a member of the board of directors of Sonus Networks, Inc. from 2008 through 2010. From

2004 until 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its Executive Vice President, Chief Strategy Officer and Chief Technology Officer. We believe that Dr. Nottenburg’s deep experience in global technology-focused businesses and will be a valuable resource to us as we look to leverage our supply chain and scale our operations and enable him to be an effective member of the Board.

Jason Zhang

Mr. Zhang is an investor and entrepreneur in the technology sector. Mr. Zhang currently consults to the Company in addition to his role on the Board. In 2019, Mr. Zhang founded Valuefinder, LLC, a British Virgin Island limited liability company (“Valuefinder”), which advises, or invests in, cryptoasset related companies. Prior to that Mr. Zhang served as an investment analyst at MSD Capital from 2015 to 2017. MSD Capital is a private investment firm established in 1998 to exclusively manage the assets of Michael Dell and his family. From 2017 to 2019, Mr. Zhang was an investment analyst at SCGE Management LP (Sequoia), an investment company that invests in early stage companies. At both MSD Capital and Sequoia, Mr. Zhang focused investments in startup companies, including companies involved with cryptoassets, enterprise software, consumer products and hardware. Mr. Zhang graduated from Harvard College in 2015. We believe that Mr. Zhang’s experience with startup companies and companies involved in cryptoassets is a valuable resource to us as we build and expand our operations and enable him to be an effective member of the Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Common Stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended May 31, 2022 (the “Last Fiscal Year”).

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors. The full text of our code of business conduct and ethics is posted on the Investors section of our website: www.appliedblockchaininc.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings.

Board of Directors Composition

Our Board currently consists of seven members. Each of our current directors serves until the next annual meeting of our stockholders or earlier death, resignation or removal. Despite the expiration of a director’s term, however, the director shall continue to serve until such director’s successor is elected and qualifies or until there is a decrease in the number of directors.

Director Independence

Lead Independent Director

Our Board has appointed Douglas Miller as our lead independent director. Our lead independent director is expected to provide leadership to our Board if circumstances arise in which the role of chief executive officer and chairperson of our Board may be, or may be perceived to be, in conflict, and perform such additional duties as our Board may otherwise determine and delegate.

Committees of the Board of Directors

Our Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee, each of which have the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Each committee operates under a written charter approved by our Board that satisfies the applicable rules of the SEC and the listing standards of the Nasdaq Global Select Market. Copies of each committee’s charter are posted on the Investors section of our website. Membership in each committee is shown in the following table.

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Wes Cummins
Chuck Hastings	●		●
Kelli McDonald		▲	●
Douglas Miller	▲	●
Virginia Moore		●	▲
Richard Nottenburg	●	●
Jason Zhang
▲ Chair ● Member

Audit Committee

Our Audit Committee is comprised of Messrs. Miller, Hastings and Nottenburg. Mr. Miller is the chairperson of our Audit Committee. Each Audit Committee member meets the requirements for independence under the current Nasdaq Global Select Market listing standards and SEC rules and regulations. Mr. Miller qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated under the Securities Act of 1933 (the “Securities Act”). This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of our Audit Committee and our Board. Each member of our Audit Committee is financially literate. Our Audit Committee is directly responsible for, among other things:

–selecting a firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;
–ensuring the independence of the independent registered public accounting firm;
–discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;
–establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
–considering the adequacy of our internal controls and internal audit function;
–inquiring about significant risks, reviewing our policies for risk assessment and risk management, including cybersecurity risks, and assessing the steps management has taken to control these risks;
–reviewing and overseeing our policies related to compliance risks;
–reviewing related party transactions that are material or otherwise implicate disclosure requirements; and
–approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our Compensation Committee is comprised of Ms. McDonald, Ms. Moore and Messrs. Miller and Nottenburg. Ms. McDonald is the chairperson of our Compensation Committee. The composition of our Compensation Committee meets the requirements for independence under the current Nasdaq Global Select Market listing standards and SEC rules and regulations. Each member of this committee is a non- employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Compensation Committee is responsible for, among other things:

–reviewing and approving, or recommending that our Board approve, the compensation and the terms of any compensatory agreements of our executive officers;
–reviewing and recommending to our Board the compensation of our directors;
–administering our stock and equity incentive plans;
–reviewing and approving, or making recommendations to our Board with respect to, incentive compensation and equity plans; and
–establishing our overall compensation philosophy.

Nominating and Governance Committee

Our Nominating and Governance Committee is comprised of Ms. Moore, Ms. McDonald and Mr. Hastings. Ms. Moore is the chairperson of our Nominating and Governance Committee. The composition of our Nominating and Governance Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Our Nominating and Governance Committee is responsible for, among other things:

–identifying and recommending candidates for membership on our Board;
–recommending directors to serve on board committees;
–reviewing and recommending our corporate governance guidelines and policies;
–reviewing succession plans for senior management positions, including the chief executive officer;
–reviewing proposed waivers of the code of business conduct and ethics for directors, executive officers, and employees (with waivers for directors or executive officers to be approved by the Board);
–evaluating, and overseeing the process of evaluating, the performance of our Board and individual directors; and
–advising our Board on corporate governance matters.

Board’s Role in Risk Oversight

Our Board of directors is primarily responsible for overseeing our risk management processes. Our Board, as a whole, determines our appropriate level of risk, assesses the specific risks that we face, and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our Board administers this risk management oversight function, the committees of our Board support our Board in discharging its oversight duties and address risks inherent in their respective areas. The Audit Committee reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our procedures and related policies with respect to risk assessment and risk management. Our Audit Committee also reviews matters relating to compliance, cybersecurity, and security and reports to our Board regarding such matters. The Compensation Committee reviews risks and exposures associated with compensation plans and programs. We believe this division of responsibilities is an effective approach for addressing the risks we face and that our Board leadership structure supports this approach.

Board Diversity

Each year, our Nominating and Governance Committee will review, with the Board, the appropriate characteristics, skills, and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates, our nominating and governance committee will consider factors including, without limitation, an individual’s character, integrity, judgment, potential conflicts of interest, other commitments, and diversity. While we have no formal policy regarding board diversity for our Board as a whole nor for each individual member, the Nominating and Governance Committee does consider such factors as gender, race, ethnicity and experience, area of expertise, as well as other individual attributes that contribute to the total diversity of viewpoints and experience represented on the Board.

In August 2021, the SEC approved a Nasdaq Stock Market proposal to adopt new listing rules relating to board diversity and disclosure. As approved by the SEC, the new Nasdaq listing rules require all Nasdaq listed companies to disclose consistent, transparent diversity statistics regarding their boards of directors. The rules also require most Nasdaq-listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self identifies as either an under-represented minority or LGBTQ+. The Board Diversity Matrix below presents the Board’s diversity statistics in the format prescribed by the Nasdaq rules.

Board Diversity Matrix (as of August 25, 2022)
Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	5	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	1	0	0
Hispanic or Latinx	1	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	4	0	0
Two or More Races or Ethnicities	0	0	0	0
Other (Race or Ethnicity)	0	0	0	0
LGBTQ+	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0

Legal Proceedings

To our knowledge, (i) no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years; (ii) no director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years; (iii) no director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years; and (iv) no director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation
Compensation Overview

Overview

Our compensation programs are designed to:

•Attract, motivate, incentivize, and retain employees at the executive level who contribute to our long-term success;
•Provide compensation packages to our executives that are competitive, reward the achievement of our business objectives, and effectively align their interests with those of our stockholders; and
•Focus on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.

Our Compensation Committee is responsible for the executive compensation programs for our Named Executive Officers and reports to our Board of Directors on its discussions, decisions, and other actions. Our Chief Executive Officer makes recommendations for the respective executive officers that report to him to our Compensation Committee and typically attends Compensation Committee meetings. Our Chief Executive Officer makes such recommendations (other than with respect to himself) regarding base salary, and short-term and long-term compensation, including equity incentives, for our executive officers based on our results, an executive officer's individual contribution toward these results, the executive officer's role and performance of his or her duties, and his or her achievement of individual goals. Our Compensation Committee then reviews the recommendations and other data, including various compensation survey data and publicly available data of our peers, and makes decisions as to the target total direct compensation for each executive officer, including our Chief Executive Officer, as well as each individual compensation element. While our Chief Executive Officer typically attends meetings of the Compensation Committee, the Compensation Committee meets outside the presence of our Chief Executive Officer when discussing his compensation and when discussing certain other matters, as well.

Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In fiscal year ending May 31, 2022, the Compensation Committee retained Compensia Inc., a national compensation consulting firm with compensation expertise relating to technology and life science companies, to provide it with market information, analysis, and other advice relating to executive compensation on an ongoing basis. The Compensation Committee engaged Compensia, Inc. to, among other things, assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as to assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair. We do not believe the retention of, and the work performed by, Compensia, Inc. creates any conflict of interest.

Our 2022 Incentive Plan was approved in January 2022. Previously, compensation was primarily in the form of cash, except for grants made in 2021 outside of the 2022 Incentive Plan. Going forward, compensation will be in the form of a mix of cash and equity, and we expect equity compensation to be a significant portion of the overall pay mix.

Compensation and Governance Practices and Policies

We endeavor to maintain strong governance standards in our policies and practices related to executive compensation. Below is a summary of our key executive compensation and corporate governance practices.

	What We Do		What We Don’t Do
✓	Annually assess the risk-reward balance of our compensation programs in order to mitigate undue risks in our programs	✗	No pension plans or Supplemental Executive Retirement Plans
✓	Provide compensation mix that more heavily weights variable pay	✗	No hedging or pledging of our securities
✓	An independent compensation consultant advises the Compensation Committee	✗	No excise tax gross-ups upon a change of control

Peer Group

The Compensation Committee reviews market data of companies that we believe are comparable to us. With Compensia’s assistance, the Compensation Committee developed a peer group for use when making its compensation decisions for the fiscal year ending May 31 2022, which consisted of publicly traded technology companies headquartered in the U.S. that generally had a market capitalization between 0.25x and 4.0x the Company’s market capitalization. The Compensation Committee referred to compensation data from this peer group and broader survey data (for similarly-sized companies) when making base salary, cash bonus and equity award decisions for our executive officers for the fiscal year ending May 31, 2022. The following is a list of the public companies that composed our peer group for the fiscal year ending May 31, 2022:

Alkami Technology	Core Scientific	Riot Blockchain
Backblaze	Couchbase	Sezzle
Bakkt Holdings	Global Tech Industries Group	Sollensys
Bit Digital	Greenidge Generation Holdings	Stronghold Digital Mining
BTRS Holdings	Marathon Digital Holdings	Sumo Logic
Cantaloupe	Paya Holdings	TeraWulf
Cipher Mining	Payoneer Global	Veritone
CleanSpark

Base Salaries

The compensation of Named Executive Officers is generally determined and approved by the Compensation Committee of the Board of Directors. The base salaries of each of the Named Executive Officers for the fiscal years ending May 31, 2021 and 2022 were as follows.

Named Executive Officer	Position	Base Salary FY21	Base Salary FY22
Wes Cummins	CEO	$250,000	$300,000
David Rench	CFO	$200,000	$240,000
Regina Ingel	EVP of Operations	$90,000	$120,000

Annual Bonuses

We maintain an annual bonus program that rewards each of our Named Executive Officers for our performance against business objectives. Our Board of Directors establishes performance goals for this program each year and then evaluates performance against these established goals to determine the amount of each award. This program is based on performance over a fiscal year and pays out early in the following year, subject to the executive’s continued service through the payment date. All awards under this program are subject to the discretion of the Compensation Committee and the Board of Directors. For the fiscal year ending May 31, 2022, the target annual bonuses for our Named Executive Officers were as follows:

Named Executive Officer	Position	Target Bonus (% of Salary)
Wes Cummins	CEO	100%
David Rench	CFO	75%
Regina Ingel	EVP of Operations	50%

Equity Compensation

During the fiscal year ended May 31, 2022, we granted restricted stock units to each of our Named Executive Officers. We feel this equity mix effectively aligns Named Executive Officer compensation with shareholder returns while also achieving retention objectives. On January 4, 2022, grants to our Named Executive Officers were as follows:

Named Executive Officer	Position	# of Restricted Stock Units
Wes Cummins	CEO	500,000

David Rench	CFO	166,666
Regina Ingel	EVP of Operations	100,000

Employment Agreements with Named Executive Officers

The Company currently has employment agreements with Mr. Cummins, Mr. Rench and Ms. Ingel. The employment agreements include non-compete and non-solicitation provisions. See “Employment Agreements and Arrangements Between the Company and Named Executives” of this Item 11 for a description of the material terms of Mr. Cummins’s, Mr. Rench’s and Ms. Ingel’s employment agreements.

Welfare and other Benefits

See “Welfare and other benefits” of this Item 11 for a description of certain benefits provided to our Named Executive Officers. The Company maintains a broad-based 401(k) plan for its employees including its Named Executive Officers. Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ending May 31, 2022. Our Named Executive Officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during the fiscal year ending May 31, 2022.

Potential Payments upon Termination or Change in Control

Except as provided below, the Named Executive Officers’ employment agreements do not provide for any special payments in the event of a termination of employment or a Change in Control of the Company while the agreement is in effect.

Under the terms of each Named Executive Officer’s restricted stock award (each, an “Award”), if the Named Executive Officer’s employment terminates before the Award is vested and the termination is on account of the Named Executive Officer’s death, disability or termination by the Company without Cause (as defined in the Award), the Named Executive Officer will vest in a portion of the unvested Award based on the number of full months of employment that the Named Executive Officer has completed as of the termination date, and since the grant date of the Award.

In addition, if there is a change in control of the Company as defined in the Award (“Change in Control”) of the Company while the Award remains unvested, the Award will be treated in accordance with one of the following as determined by the Compensation Committee: (1) the Award may be replaced with a new award that constitutes a “Replacement Award” under the terms of the Award and relevant tax rules; (2) if the Company’s stock continues to be publicly traded on The Nasdaq Global Select Market or another established securities market?] after the Change in Control, then the Award will continue in place and be treated as a Replacement Award; or (3) if, following the Change in Control, the Company’s stock is no longer publicly traded on The Nasdaq Global Select Market or another established securities market, the unvested portion of the Award shall become vested immediately prior to the consummation of the Change in Control. Notwithstanding any of the foregoing, the Committee may determine that any unvested portion of the Award will be cancelled and terminated for consideration instead.

COMPENSATION COMMITTEE REPORT

The following report does not constitute soliciting material and is not considered filed or incorporated by reference into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed the Compensation Discussion & Analysis that precedes this Report as required by Item 402(b) of the SEC’s Regulation S-K. Based on its review and discussions with management, the Compensation Committee recommended to the Board the inclusion of the Compensation Discussion & Analysis in this proxy statement.

The Compensation Discussion & Analysis discusses the philosophy, principles, and policies underlying the Company’s compensation programs that were in effect during fiscal 2022.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Kelli McDonald, Chair
Douglas Miller
Virginia Moore
Richard Nottenburg

Executive Compensation

We are a “smaller reporting company” under applicable SEC rules and are providing disclosure regarding our executive compensation arrangements pursuant to the rules applicable to emerging growth companies, which means that we are not required to provide a compensation discussion and analysis and certain other disclosures regarding our executive compensation. The following discussion relates to the compensation of each of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the fiscal year ended May 31, 2022, for services rendered in all capacities during such year (the “Named Executive Officers”), consisting of Wes Cummins, our Chief Executive Officer, Secretary, Treasurer, Chairman of the Board, David Rench, our Chief Financial Officer, and Regina Ingel, our Chief Marketing Officer.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($) (1)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Wes Cummins	2022	$279,167	$300,000	$—	$—	$579,167
Chief Executive Officer, President, Secretary and Treasurer	2021	52,083	—	—	—	52,083
	2020	—	—	—	—	—

David Rench	2022	$254,707	$180,000	$—	$—	$434,707
Chief Financial Officer	2021	41,667	20,000	—	—	61,667
	2020	—	—	—	—	—

Regina Ingel	2022	$105,000	$60,000	$—	$—	$165,000
Chief Marketing Officer	2021	12,500	9,000	—	—	21,500
	2020	—	—	—	—	—
__________________
1. 2021 amounts represent compensation for partial year service from March 2021 through May 31, 2021.
2.Consists of value of restricted stock awards made outside of the 2022 Incentive Plan.
3.Consists of all other compensation not covered in the salary, bonus, and non-equity incentive compensation categories.

Employment Agreements

Cummins Agreement

Wes Cummins is our Chief Executive Officer. On January 4, 2022, we and Mr. Cummins entered into an Employment Agreement, effective as of November 1, 2021 (the “Cummins Employment Agreement”).

Pursuant to the Cummins Employment Agreement, Mr. Cummins receives a base salary of $300,000 per annum, subject to annual review, and shall also be eligible for an annual bonus of up to 100% of his base salary, to be determined at our sole discretion. The term of the Cummins Employment Agreement ends on October 31, 2024, with automatic one (1) year extensions unless notice not to renew is given by either party at least 60 days prior to the relevant end date.

The Cummins Employment Agreement grants Mr. Cummins an incentive award of 500,000 restricted shares of our common stock (“Restricted Stock”).

The Restricted Stock will vest in accordance with the following schedule (pending an effective registration statement covering the resale of shares of common stock comprising the stock award, which has yet to occur at the time of this filing):

Number of Shares	Vesting Date*
250,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4/1/2022
62,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7/1/2022
62,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10/1/2022
62,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1/1/2023
62,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4/1/2023
__________________
* Shares will vest on such date or the date, if later, on which the SEC declares effective a registration statement covering the resale of the shares of restricted stock (such date, the “Later Date”).

The Cummins Employment Agreement requires Mr. Cummins to devote his full-time efforts to his employment duties and obligations, and provides that Mr. Cummins will be entitled to participate in all benefit plans provided to our employees in accordance with our applicable plan, policy or practices, as well as in any long-term incentive program established by us. It also provides for unlimited annual paid vacation, and reimbursement of reasonable business expenses, and provides that either party may terminate the employment arrangement pursuant to the notice requirements set forth in the Cummins Employment Agreement.

The Cummins Employment Agreement contains restrictive covenants prohibiting Mr. Cummins from disclosing our confidential information at any time, from competing with us in any geographic area where we do business during his employment, and from soliciting our employees, contractors or customers, during his employment and for one year thereafter.

Rench Agreement

David Rench is our Chief Financial Officer. On January 4, 2022, we and Mr. Rench entered into an Employment Agreement, effective as of November 1, 2021 (the “Rench Employment Agreement”). Pursuant to the Rench Employment Agreement, Mr. Rench receives a base salary of $240,000 per annum, subject to annual review, and shall also be eligible for an annual bonus of up to 75% of his base salary, to be determined at our sole discretion. The term of the Rench Employment Agreement ends on October 31, 2024, with automatic one (1) year extensions unless notice not to renew is given by either party at least 60 days prior to the relevant end date.

The Rench Employment Agreement grants Mr. Rench an incentive award of 166,666 shares of Restricted Stock. The Restricted Stock will vest in accordance with the following schedule (pending an effective registration statement covering the resale of shares of common stock comprising the stock award, which has yet to occur at the time of this filing):

Number of Shares	Vesting Date*
83,333 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4/1/2022
20,833 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7/1/2022
20,833 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10/1/2022
20,833 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1/1/2023
20,834 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4/1/2023
__________________
* Shares will vest on such date or the Later Date, if later.

The Rench Employment Agreement requires Mr. Rench to devote forty (40) hours per week to his employment duties and obligations, and provides that Mr. Rench will be entitled to participate in all benefit plans provided to our employees in accordance with our applicable plan, policy or practices, as well as in any long-term incentive program established by us. It also provides for unlimited annual paid vacation, and reimbursement of reasonable business expenses, and provides that either party may terminate the employment arrangement pursuant to the notice requirements set forth in the Rench Employment Agreement.

The Rench Employment Agreement contains restrictive covenants prohibiting Mr. Rench from disclosing our confidential information at any time, from competing with us in any geographic area where we do business during his employment, and from soliciting our employees, contractors or customers, during his employment and for one year thereafter.

On July 18, 2022, the Compensation Committee increased Mr. Rench’s annual base salary to $275,000, effective August 1, 2022.

Ingel Agreement

Regina Ingel is our Chief Marketing Officer On January 4, 2022, we and Ms. Ingel entered into an Employment Agreement, effective as of November 1, 2021 (the “Ingel Employment Agreement”).

Pursuant to the Ingel Employment Agreement, Ms. Ingel receives a base salary of $120,000 per annum, subject to annual review, and shall also be eligible for an annual bonus of up to 50% of her base salary, to be determined at our sole discretion. The term of the Ingel Employment Agreement ends on October 31, 2024, with automatic one (1) year extensions unless notice not to renew is given by either party at least 60 days prior to the relevant end date.

The Ingel Employment Agreement granted Ms. Ingel an incentive award of 100,000 shares of Restricted Stock.

The Restricted Stock will vest in accordance with the following schedule, (pending an effective registration statement covering the resale of shares of common stock comprising the stock award, which has yet to occur at the time of this filing) :

Number of Shares	Vesting Date*
50,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4/1/2022
12,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7/1/2022
12,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10/1/2022
12,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1/1/2023
12,500 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4/1/2023
__________________
* Shares will vest on such date or the Later Date, if later.

The Ingel Employment Agreement requires Ms. Ingel to devote forty (40) hours per week to her employment duties and obligations, and provides that Ms. Ingel will be entitled to participate in all benefit plans provided to our employees in accordance with our applicable plan, policy or practices, as well as in any long-term incentive program established by us. It also provides for unlimited annual paid vacation, and reimbursement of reasonable business expenses, and provides that either party may terminate the employment arrangement pursuant to the notice requirements set forth in the Ingel Employment Agreement.

The Ingel Employment Agreement contains restrictive covenants prohibiting Ms. Ingel from disclosing our confidential information at any time, from competing with us in any geographic area where we do business during her employment, and from soliciting our employees, contractors or customers, during her employment and for one year thereafter.

On August 1, 2022, the Ingel Employment Agreement was amended to change Ms. Ingel’s title to Chief Marketing Officer and increase her annual base salary to $185,000.

Severance Agreements
None of our employees have severance agreements.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2022

	STOCK AWARDS
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Wes Cummins	500,000	$2,415,000

David Rench	166,666	$804,997

Regina Ingel	100,000	$483,000
_____________________
(1) Reflects shares of restricted stock granted outside of the 2022 Incentive Plan. Such shares vest as follows: one-half vest on April 1, 2022 or, if later, the date that a registration statement including the resale of such shares is declared effective by the SEC (the “Later Date”), and one-eighth vest on each of July 1, 2022, October 1, 2022, January 1, 2023 and April 1, 2023, or in each case, if later, the Later Date.

Equity Compensation Plans

The following table sets forth certain information, as of May 31, 2022, regarding the shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

Plan	Number of shares of Common Stock issuable upon exercise of outstanding options, warrants or rights (1)	Weighted average of exercise price of outstanding	Number of shares of Common Stock remaining available for future issuance
2022 Incentive Plan	—	$—	13,333,333
2022 Non-Employee Director Stock Plan	—	$—	1,833,333
Compensation plans not approved by shareholders (2)	1,791,667	$—	--
________________
(1) Shares of Common Stock.
(2) Reflects restricted stock units which were not granted under the 2022 Incentive Plan or 2022 Non-Employee Director Stock Plan.

Employee Benefit Plans

On October 9, 2021, our Board approved two equity incentive plans, which our stockholders approved on January 20, 2022. The two plans consist of the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to our employees and consultants, and the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date.

The Incentive Plan

The following summary of the material features of the Incentive Plan is qualified in its entirety by reference to the Incentive Plan, a copy of which is attached as Exhibit 10.12 to the registration statement of which this prospectus forms a part.

Administration

The Compensation Committee administers the Incentive Plan. The Compensation Committee has full and exclusive discretionary power to interpret the terms and the intent of the Incentive Plan and any award agreement or other agreement or document ancillary to or in connection with the Incentive Plan, to select eligible employees and third-party service providers to receive awards (“Participants”), to determine eligibility for awards and to adopt such rules, regulations, forms, instruments, and guidelines for administering the Incentive Plan as it may deem necessary or proper. Such authority shall include, but not be limited to, selecting award recipients, establishing all award terms and conditions, including the terms and conditions set forth in award agreements, granting awards as an alternative to or as the form of payment for grants or rights earned or due under compensation plans, service contracts or other of our arrangements, construing any ambiguous provision of the Incentive Plan or any award agreement, and, subject to stockholder or Participant approvals as may be required, adopting modifications and amendments to the Incentive Plan or any award agreement. All actions taken and all interpretations and determinations made by the Compensation Committee shall be final and binding upon Participants, us, and all other interested individuals.

The Compensation Committee may delegate its administrative duties or powers to one or more of its members or to one or more of our officers, our affiliates or subsidiaries, or to one or more agents or advisors. However, the authority to grant awards to individuals who are subject to Section 16 of the Exchange Act, cannot be delegated to anyone who is not a member of the Compensation Committee. As used in this summary, the term “Incentive Plan Administrator” means the Compensation Committee and any delegate, as appropriate.

Eligibility

Any employee of, and any third-party service provider to, us, an affiliate or a subsidiary is eligible to participate in the Incentive Plan if selected by the Incentive Plan Administrator. We are not able to estimate the number of individuals that the Incentive Plan Administrator will select to participate in the Incentive Plan or the type or size of awards that the Incentive Plan Administrator will approve. Therefore, the benefits to be allocated to any individual or to various groups of individuals are not presently determinable.

Awards

Under the Incentive Plan, if approved by stockholders, we will be able to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards.

Options. Options granted under the Incentive Plan may be incentive stock options (“ISOs”) or nonqualified stock options. Options entitle the Participant to purchase a specified number of shares of common stock from us at a specified option price, subject to applicable vesting conditions and such other provisions as the Incentive Plan

Administrator may determine consistent with the Incentive Plan, including, without limitation, restrictions on transferability of the underlying shares. The per-share option price will be fixed by the Incentive Plan Administrator at the time the option is granted, but cannot be less than the per- share fair market value of the underlying common stock on the date of grant (or, with respect to ISOs, in the case of a holder of more than 10 percent of outstanding voting securities, 110 percent of such per share fair market value). The option price may be paid, in the Incentive Plan Administrator’s discretion, in cash or its equivalent, with shares of common stock, by a cashless, broker-assisted exercise, or a combination thereof, or any other method accepted by the Compensation Committee.

The minimum vesting period for an option is generally one year. The maximum period in which a vested option may be exercised will be fixed by the Incentive Plan Administrator at the time the option is granted but cannot exceed 10 years (five years for ISOs granted to a holder of more than 10 percent of our outstanding voting securities). The Award Agreement will set forth the extent to which a Participant may exercise the option following termination of employment. No employee may be granted ISOs that are first exercisable in a calendar year for common stock having an aggregate fair market value (determined as of the date the option is granted) exceeding $100,000.

SARs. A stock appreciation right (“SAR”) entitles the Participant to receive an amount upon exercise equal to the excess of the fair market value of one share of common stock on the exercise date over the grant price of the SAR. SARs shall be subject to applicable vesting conditions and such other provisions as the Incentive Plan Administrator may determine consistent with the Incentive Plan, including, without limitation, mandatory holding periods for any shares received upon exercise. The grant price per SAR shall be determined by the Incentive Plan Administrator, but cannot be less than the fair market value of one share of common stock on the grant date.

The minimum vesting period for a SAR is generally one year. The maximum period in which a vested SAR may be exercised will be fixed by the Incentive Plan Administrator at the time the SAR is granted, but generally cannot exceed 10 years. The Award Agreement shall set forth the extent to which a Participant may exercise the SAR following termination of employment. The amount payable upon the exercise of an SAR may, in the Incentive Plan Administrator’s discretion, be settled in cash, common stock, or a combination thereof, or any other manner approved by the Incentive Plan Administrator.

Restricted Stock and Restricted Stock Units. Restricted stock is common stock issued to a Participant subject to applicable vesting and other restrictions. Restricted stock units are similar to restricted stock except that no shares of common stock are actually issued to the Participant unless and until the restrictions on the award lapse. An award of restricted stock or restricted stock units will be forfeitable, or otherwise restricted, until conditions established at the time of the grant are satisfied. These conditions may include, for example, a requirement that the Participant complete a specified period of service or the attainment of certain performance objectives. Any restrictions imposed on an award of restricted stock or restricted stock units will be prescribed by the Incentive Plan Administrator.

The minimum vesting period for restricted stock and restricted stock units is generally one year. The Award Agreement shall set forth the extent to which a Participant may retain restricted stock or restricted stock units following termination of employment. Participants may be granted full voting rights with respect to restricted stock during the applicable restriction period, but will have no voting rights with respect to restricted stock units until common stock is issued in settlement thereof. Restricted stock will become freely transferrable by the Participant after all conditions and restrictions have been satisfied. Vested restricted stock units may, in the Incentive Plan Administrator’s discretion, be settled in cash, common stock, or a combination of cash and common stock or any other manner approved by the Incentive Plan Administrator.

Performance Shares and Performance Units. A performance share award entitles a Participant to receive a payment equal to the fair market value of a specific number of shares of common stock, subject to applicable performance and vesting conditions. A performance unit award is similar to a performance share award except that a performance unit award is not necessarily tied to the value of common stock. The Incentive Plan Administrator will prescribe, as set forth in an award agreement, the performance conditions that must be satisfied during the applicable performance period for an award of performance shares or performance units to be earned. The Incentive Plan Administrator may also impose time-based vesting conditions on the payment of earned performance shares or performance units.

The minimum performance period or vesting period for performance shares and performance units is generally one year. The award agreement shall set forth the extent to which a Participant may retain performance units and performance shares following termination of employment. To the extent that performance units or performance shares are earned and vested, the obligation may be settled in cash, common stock or a combination of cash and common stock. If the award is settled in shares of common stock, the shares may be subject to additional restrictions deemed appropriate by the Incentive Plan Administrator.

Cash-Based Awards and Other Stock-Based Awards. The Incentive Plan also allows the Incentive Plan Administrator to make cash-based awards and other stock-based awards to Participants on such terms and conditions as the Incentive Plan Administrator prescribes, including without limitation, time-based and performance-based vesting conditions. The minimum vesting period for other stock-based awards is generally one year. The award agreement shall set forth the extent to which a Participant may retain cash-based and other stock and equity-based awards following termination of employment. To the extent that any cash-based and other stock and equity-based awards are granted, they may, in the Incentive
Plan Administrator’s discretion, be settled in cash or common stock.

Dividend Equivalents

Participants may be granted dividend equivalents based on the dividends declared on shares that are subject to any award during the period between the grant date and the date the Award is exercised, vests or expires. The payment of dividends and dividend equivalents prior to an award becoming vested is prohibited, and the Incentive Plan Administrator shall determine the extent to which dividends and dividend equivalents may accrue during the vesting period.

Minimum Vesting of Stock-Based Awards

Awards granted under the Incentive Plan are generally subject to a minimum vesting period of at least one year. Awards may be subject to cliff-vesting or graded-vesting conditions, with graded vesting starting no earlier than one year after the grant date. The Incentive Plan Administrator may provide for shorter vesting periods in an award agreement for no more than five percent of the maximum number of shares authorized for issuance under the Incentive Plan.

Transferability

In general, awards available under the Incentive Plan will be nontransferable except by will or the laws of descent and distribution.

Performance Objectives

The Compensation Committee shall have full discretionary authority to select performance measures and related performance goals upon which payment or vesting of an award depends. Performance measures may relate to financial metrics, non-financial metrics, GAAP and non-GAAP metrics, business and individual objectives or any other performance metrics that the Compensation Committee deems appropriate.
The Compensation Committee may provide in any award that any evaluation of performance may include or exclude any of the following events that occurs during a performance period: (a) asset write- downs, (b) litigation or claim judgments or settlements, (c) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results, (d) any reorganization and restructuring programs, (e) extraordinary nonrecurring items as described in management’s discussion and analysis of financial condition and results of operations appearing in the our annual report to stockholders for the applicable year, (f) acquisitions or divestitures, and (g) foreign exchange gains and losses.

The Compensation Committee shall retain the discretion to adjust performance-based awards upward or downward, either on a formula or discretionary basis or any combination, as the Committee determines.

Change in Control

Unless otherwise provided in an award agreement or otherwise determined by the Compensation Committee, upon a Change in Control the following shall occur:

a.For awards other than performance awards, a Replacement Award (that is, an award with a value and terms that are at least as favorable as the outstanding award) may be issued;
b.For awards other than performance awards, if a Replacement Award is not issued and our common stock ceases to be publicly traded after the Change in Control, such awards shall be immediately vested and exercisable upon such Change in Control;
c.For unearned performance awards, the award shall be (i) earned on a pro-rata basis at the higher of actual or target performance and (ii) measured as of the end of the calendar quarter before the effective date of the Change in Control, or, if the award is stock-price based, as of the effective date of the Change in Control;
d.For earned but unvested performance awards, the award shall be immediately vested and payable as of the effective date of the Change in Control;
e.For awards other than performance awards, if our common stock continues to be publicly traded after a Change in Control, such awards shall continue under their applicable terms, unless otherwise determined by the Compensation Committee.

Notwithstanding the forgoing, in the case of awards other than performance awards, the Compensation Committee may cancel such awards, and the award holders shall receive shares or cash equal to the difference between the amount stockholders receive for their shares pursuant to the Change in Control event and the purchase price per share, if any, under the award.

Except as may be provided in a severance compensation agreement between us and the Participant, if, in connection with a Change in Control, a Participant’s payment of any awards will cause the Participant to be liable for federal excise tax levied on certain “excess parachute payments,” then either (i) all payments otherwise due or (ii) the reduced payment amount to avoid an excess parachute payment, whichever will provide the Participant with the greater after-tax economic benefit taking into account any applicable excise tax, shall be paid to the Participant. In no event will any Participant be entitled to receive any kind of gross-up payment or reimbursement for any excise taxes payable in connection with Change in Control payments.

Share Authorization

The maximum aggregate number of shares of common stock that may be issued under the Incentive Plan is 13,333,333 shares, all of which can be issued pursuant to the exercise of incentive stock options.

In connection with any corporate event or transaction (including, but not limited to, a change in our shares or our capitalization) such as a merger, consolidation, reorganization, recapitalization, separation, partial or complete liquidation, stock dividend, stock split, reverse stock split, split up, spin off, or other distribution of our stock or property, combination of shares, exchange of shares, dividend in kind, or other like change in capital structure, number of outstanding shares or distribution (other than normal cash dividends) to our stockholders, or any similar corporate event or transaction, the Compensation Committee, in its sole discretion, in order to prevent dilution or enlargement of Participants’ rights under the Incentive Plan, shall substitute or adjust, as applicable, the number and kind of shares that may be issued under the Incentive Plan or under particular forms of awards, the number and kind of shares subject to outstanding awards, the option price or grant price applicable to outstanding awards, and other value determinations applicable to outstanding awards. The Compensation Committee may also make appropriate adjustments in the terms of any awards under the Incentive Plan to reflect or relate to such changes or distributions and to modify any other terms of outstanding awards, including modifications of performance goals and changes in the length of performance periods.

If an award entitles the holder to receive or purchase shares of common stock, the shares covered by such award or to which the award relates shall be counted against the aggregate number of shares available for awards under the Incentive Plan as follows:

a.With respect to any awards, the number of shares available for awards shall be reduced by one share for each share covered by such award or to which the award relates; and
b.Awards that do not entitle the holder to receive or purchase shares and awards that are settled in cash shall not be counted against the aggregate number of shares available for awards under the Incentive Plan.

In addition, any shares related to awards which terminate by expiration, forfeiture, cancellation, or otherwise without issuance of shares shall be available again for grant under the Incentive Plan.
In no event, however, will the following shares again become available for awards or increase the number of shares available for grant under the Incentive Plan:

(i) shares tendered by the Participant in payment of the exercise price of an option;
(ii) shares withheld from exercised awards for tax withholding purposes;
(iii) shares subject to a SAR that are not issued in connection with the settlement of that SAR; and
(iv) shares repurchased by us with proceeds received from the exercise of an option.

Amendment and Termination

No award may be granted under the Incentive Plan after 10 years from the date the Incentive Plan was approved by stockholders. The Compensation Committee may, at any time and from time to time, alter, amend, modify, suspend, or terminate the Incentive Plan and any award agreement in whole or in part; provided, however, that,

(i) without the prior approval of our stockholders, options or SARs issued under the Incentive Plan will not be repriced, repurchased (including a cash buyout), replaced, or re-granted through cancellation, or by lowering the option price of a previously granted option or the grant price of a previously granted SAR (except in connection with a permitted adjustment in authorized shares described above), and
(ii) any amendment of the Incentive Plan must comply with the rules of the primary stock exchange or trading market, if any, that our common stock is publicly traded on (the “Trading Market”), and (iii) no material amendment of the Incentive Plan shall be made without stockholder approval if stockholder approval is required by law, regulation, or Trading Market rule.

The Compensation Committee may make adjustments in the terms and conditions of, and the criteria included in, awards in recognition of unusual or nonrecurring events affecting us or our financial statements or of changes in applicable laws, regulations, or accounting principles, whenever the Compensation Committee determines that such adjustments are appropriate in order to prevent unintended dilution or enlargement of the benefits or potential benefits intended to be made available under the Incentive Plan.

Notwithstanding the foregoing, no termination, amendment, suspension, or modification of the Incentive Plan or an award agreement shall adversely affect in any material way any award previously granted under the Incentive Plan, without the written consent of the Participant holding such award.

Federal Income Tax Consequences

We have been advised by counsel regarding the federal income tax consequences of the Incentive Plan. No income is recognized by a Participant at the time an option or SAR is granted. If the option is an ISO, no income will be recognized upon the Participant’s exercise of the option (except that the alternative minimum tax may apply). Income is recognized by a Participant when they dispose of shares acquired under an ISO. The exercise of a nonqualified stock option or SAR generally is a taxable event that requires the Participant to recognize, as ordinary income, the difference between the shares’ fair market value and the option price. If a Participant disposes of shares acquired under an ISO before two years after the ISO was granted, or before one year after the ISO was exercised, this is a “disqualifying disposition” and any gain recognized by the Participant upon the disposition of such shares will be taxed as ordinary income to the extent such gain does not exceed the fair market value of such shares on the date the ISO was exercised over the option price.

Income is recognized on account of the award of restricted stock and performance shares when the shares first become transferable or are no longer subject to a substantial risk of forfeiture unless the Participant makes an election to recognize income on the grant date under Section 83(b) of the Code. At the applicable time, the Participant recognizes income equal to the fair market value of the common stock.

With respect to awards of performance units, restricted stock units, and cash-based awards, a Participant will recognize ordinary income equal to any cash that is paid and the fair market value of common stock that is received in settlement of an award.

Except in the case of a disqualifying distribution of shares acquired upon the exercise of an ISO, as described above, upon the sale or other disposition of shares acquired by a Participant under the Incentive Plan, the Participant will recognize short-term or long-term capital gain or loss, depending on whether such shares have been held for more than one year at such time. Such capital gain or loss will equal the difference between the amount realized on the sale of the shares and the Participant’s tax basis in such shares (generally, the amount previously included in income by the Participant in connection with the grant or vesting of the shares or the exercise of the related option).

We generally will be entitled to claim a federal income tax deduction on account of the exercise of a nonqualified stock option or SAR or upon the taxability to the recipient of restricted stock and performance shares, the settlement of a performance unit or restricted stock unit, and the payment of a cash-based or other stock-based award (subject to tax limitations on our deductions in any year that certain remuneration paid to certain executives exceeds $1 million). The amount of the deduction is equal to the ordinary income recognized by the Participant. We will not be entitled to a federal income tax deduction on account of the grant or the exercise of an ISO unless the Participant has made a “disqualifying disposition” of the shares acquired on exercise of the ISO, in which case we will be entitled to a deduction at the same time and in the same amount as the Participant’s recognition of ordinary income. Except in the case of a disqualifying disposition of shares acquired on exercise of an ISO, a Participant’s sale or other disposition of shares acquired under the Incentive Plan should have no tax consequences for us.

The Director Plan

The following summary of the material features of the Director Plan is qualified in its entirety by reference to the Director Plan, a copy of which is attached as Exhibit 10.13 to the registration statement of which this prospectus forms a part.

Awards and Deferrals

The Director Plan permits (1) the grant of shares of common stock to each of our non-employee directors and (2) if and when authorized by the Board, the deferral by the directors of some or all of their directors’ cash retainer fee and stock compensation. The Director Plan will have a term of ten years from the date on which it is approved by stockholders.

Administration

Our Chief Financial Officer (“Director Plan Administrator”) will administer the Director Plan. The Director Plan Administrator will interpret all provisions of the Director Plan, establish administrative regulations to further the purposes of the Director Plan and take any other action necessary for the proper operation of the Director Plan. All decisions and acts of the Director Plan Administrator shall be final and binding upon all participants in the Director Plan.

Eligibility

Each of our non-employee director is eligible to be a participant in the Director Plan (a “Director”) until they no longer serve as a non-employee director. The Board currently includes six (6) non-employee directors.

Share Authorization

The maximum aggregate number of shares of common stock that may be issued under the Director Plan is 1,833,333 shares. The aggregate fair market value (determined as of the grant date) of shares that may be issued as stock compensation to a Director in any year shall not exceed $750,000, provided, however, that with respect to new directors joining the Board, the maximum amount shall be $1,000,000 for the first year, or portion thereof, of service.

In connection with the occurrence of any corporate event or transaction (including, but not limited to, a change in our shares or our capitalization) such as a merger, consolidation, reorganization, recapitalization, separation, partial or complete liquidation, stock dividend, stock split, reverse stock split, split up, spin-off, or other distribution of our stock or property, combination of shares, exchange of shares, dividend in kind, or other like change in capital structure, number of outstanding shares or distribution (other than normal cash dividends) to our stockholders, or any similar corporate event or transaction, the Director Plan Administrator, in its sole discretion, in order to prevent dilution or enlargement of the Directors’ rights under the Director Plan, shall substitute or adjust, as applicable, the number and kind of shares that may be issued under the Director Plan, the number and kind of shares subject to outstanding grants, the annual grant limits, and other value determinations applicable to outstanding grants. The Director Plan Administrator may also make appropriate adjustments in the terms of any grants under the Director Plan to reflect or relate to such changes or distributions and to modify any other terms of outstanding grants.

Grant of Shares

As of the first day of each compensation year (as defined in the Director Plan), we will, unless a different formula is selected in accordance with the last sentence of this paragraph, grant each Director a number of shares of our common stock for such year determined by (i) dividing the amount of each Director’s cash retainer for the compensation year by the fair market value of the shares on the first day of the compensation year, and (ii) rounding such number of shares up to the nearest whole share. We may revise the foregoing formula for any year without stockholder approval, subject to the Plan’s overall share limits.

Vesting of Shares

Shares granted under the Director Plan will vest on the first anniversary of the grant date unless otherwise determined by the Director Plan Administrator. Unvested shares will be forfeited when a Director’s service as a director terminates, except that (i) a Director’s unvested shares shall become fully vested upon the Director’s death or disability and (ii) a Director who elects not to stand for reelection as a Director for the following compensation year shall vest in a pro-rata portion of their outstanding grants at the annual meeting at which their service as a Director terminates.

Deferral Elections

While the deferral provision is not initially effective, at any point after the Director Plan is approved, the Board may determine that non-employee directors may defer all or part of their cash compensation (in 10% increments) into a deferred cash account, and they may defer all or part of their stock compensation (in 10% increments) into a deferred stock account. Prior to the Board’s taking action to permit deferrals under the Director Plan, no cash or stock deferrals shall be permitted. Deferred cash and stock accounts, once permitted and created, would be unfunded and maintained for record keeping purposes only, and directors wishing to defer amounts under the 2021 Directors’ Plan would be required to make their deferral elections by December 31st (or such earlier date as the Director Plan

Administrator may designate) of the calendar year preceding the calendar year in which such compensation is earned or granted or, if later, within 30 days after first becoming eligible to make deferrals under the Director Plan.

Distributions of Deferrals

Distributions of deferrals under the Director Plan, once permitted, would generally be paid in a lump sum unless the Director specifies installment payments over a period up to 10 years. Deferred cash account amounts would be paid in cash, and deferred stock would be paid in whole shares of common stock. Unless otherwise elected by the Director, distributions would begin on February 15th of the year following the year in which the Director ceases to be a non-employee director. A Director could also elect to have their distributions commence on (a) the February 15th of the year following the later of the year in which they cease to be a non-employee director and the year in which they attain a specified age, or (b) the February 15th of the year following the year in which they attain a specified age, without regard to whether they are still a non- employee director.
Cash deferral accounts would be credited with earnings and losses on such basis as determined by the Board or its designee, and stock deferral accounts would be credited with additional shares equal to the value of any dividends paid during the deferral period on deferred stock. Under limited hardship circumstances, Directors could withdraw some or all of the amounts of deferred cash and stock in their deferral accounts.

Change in Control

Unless otherwise determined by the Director Plan Administrator in connection with a grant, a Change in Control shall have the following effects on outstanding awards.

a.On a Change in Control in which a Director receives a replacement award with a value and terms that are at least as favorable as the Director’s outstanding awards (a “Replacement Award”), the Director’s outstanding awards shall remain outstanding subject to the terms of the Replacement Award.
b.On a Change in Control in which our shares cease to be publicly traded, the Director’s outstanding awards shall become immediately vested unless the Director receives Replacement Awards.
c.On a Change in Control in which our shares continue to be publicly traded, a Director’s outstanding awards shall remain outstanding and be treated as Replacement Awards.

Notwithstanding the forgoing, the Director Plan Administrator may determine that any or all outstanding awards granted under the Director Plan will be canceled and terminated upon a Change in Control, and that in connection with such cancellation and termination, the Director shall receive for each share of common stock subject to such award a cash payment (or the delivery of shares of stock, other securities or a combination of cash, stock and securities equivalent to such cash payment) equal to the consideration received by our stockholders for a share of common stock in such Change in Control.

Amendment and Termination

The Director Plan Administrator may, at any time, alter, amend, modify, suspend, or terminate the Director Plan in whole or in part; provided, however, that, without the prior approval of our stockholders, no such amendment shall increase the number of shares that may be granted to any Director, except as otherwise provided in the Director Plan, or increase the total number of shares that may be granted under the Director Plan. In addition, any amendment of the Director Plan must comply with the rules of the Trading Market, and no material amendment of the Director Plan shall be made without stockholder approval if stockholder approval is required by law, regulation, or stock exchange rule.

Federal Income Tax Consequences

With respect to shares granted under the Director Plan, unless deferred if and when the Board authorizes the deferral feature, the Director will be taxed on the fair market value of such shares at ordinary income rates at the time such shares vest or, if the Director made an election under Section 83(b), on the grant date. We will receive a corresponding deduction for the same amount at the same time.

With respect to cash or shares deferred under the Director Plan, Directors will be taxed on amounts distributed to them from their deferred cash and deferred stock accounts at ordinary income rates at the time of such distributions. We will receive a deduction for the same amounts at the same time.
Upon the sale or other disposition of shares acquired by a Director under the Director Plan, the Director will recognize short-term or long-term capital gain or loss, depending on whether such shares have been held for more than one year at such time. Such capital gain or loss will equal the difference between the amount realized on the sale of such shares and the Director’s tax basis in such shares (generally, the amount previously included in income by the Director in connection with the grant or vesting of such shares). Such sale or other disposition by a Director should have no tax consequences for us.

Other Information

The number of shares to be issued in each year is not determinable, as it varies based on the amount of stock awards determined to be paid to Directors as part of their retainer fees.

Welfare and other benefits

We provide health, dental, and vision insurance benefits to our Named Executive Officers, on the same terms and conditions as provided to all other eligible U.S. employees except for a recently hired employee in North Dakota for whom separate benefit arrangements are being put together due to North Dakota laws.

We also sponsor a broad-based 401(k) plan intended to provide eligible U.S. employees other than our recently hired employee in North Dakota for whom all benefits are being put into place in accordance with North Dakota law, with an opportunity to defer eligible compensation up to certain annual limits. As a tax- qualified retirement plan, contributions (if any) made by us are deductible by us when made, and contributions and earnings on those amounts are generally not taxable to the employees until withdrawn or distributed from the 401(k) plan. Our Named Executive Officers are eligible to participate in our employee benefit plans, including our 401(k) plan, on the same basis as our other employees.

Director Compensation

Non-Employee Director Compensation
The following table shows the annual cash retainer fees for non-employee directors.

Base retainer..........................................................................................$ 25,000
Audit Committee Chair......................................................................…$ 15,000
Audit Committee Member..................................................................… $ 8,000
Compensation Committee Chair.............................................................. $ 10,000
Compensation Committee Member......................................................... $ 5,000
Nominating and Governance Committee Chair...................................... $ 5,000
Nominating and Governance Committee Member................................. $ 3,000

Directors serving in multiple leadership roles receive incremental compensation for each role. Directors are not expected to receive additional compensation for attending regularly scheduled Board or committee meetings. For less than full years of service, the compensation paid to the non-employee directors will be prorated based on the number of days of service. Directors also receive customary reimbursement for reasonable out-of-pocket expenses related to Board service.

In November 2021, each non-employee director was granted 100,000 shares of restricted stock, 50,000 of which will vest on each of (i) April 1, 2022 or, if later, the Later Date and (ii) April 1, 2023. Thereafter, directors will also receive an annual grant of 33,333 shares of restricted stock, which shares will vest on the first anniversary of grant.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is, or has been, our officer or employee. None of our executive officers currently serves, or during the year ended May 31, 2021 served, as a member of the Board, or as a member of the compensation or similar committee, of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of August 25, 2022, by:

a.each of our Named Executive Officers;
b.each of our directors;
c.all of our directors and executive officers as a group; and
d.each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, based on information furnished to us, the persons and entities named in the table have sole voting and investment power with respect to all shares that they beneficially own, subject to applicable community property laws. Shares of common stock issuable upon conversion of our Series C Preferred Stock or Series D Preferred Stock within 60 days of August 25, 2022 are deemed to be outstanding and to be beneficially owned by the person holding the shares of restricted stock for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have based our calculation of the percentage ownership of our common stock on 94,238,937 shares of our common stock.

	Shares Beneficially Owned (b)
Name and Address(a)	Number	Percentage
Directors and Officers:
Wes Cummins	21,982,754 (b)	23.3%
David Rench	167,141 (c)	*
Chuck Hastings	444,500 (d)	*
Kelli McDonald	100,000 (e)	*
Douglas Miller	100,000 (f)	*
Virginia Moore	981,234 (g)	1.0%
Richard Nottenburg	100,000 (h)	*
Jason Zhang	3,256,426 (i)	3.5%
Regina Ingel	107,726 (j)	*
Officers and Directors as a group (9 people)	27,239,781 (b)-(j)	28.9%

5% Holders:
Guo Chen c/o GMR Limited Trinity Chamber PO BOX 4301 Tortola, British Virgin Islands	7,440,148 (k)	7.50%

______________________________
* Less than 1%.
(a) Unless otherwise indicated, the business address of each person or entity named in the table is c/o Applied Blockchain, Inc., 3811 Turtle Creek Blvd., Suite 2100, Dallas, TX 75219.
(b) Includes (i) 17,590,238 shares of common stock held by Cummins Family Ltd, of which Mr. Cummins is the CEO, (ii) 742,166 shares of common stock held by Wesley Cummins IRA Account, (iii) 500,000 shares of restricted common stock held directly by Mr. Cummins, of which 250,000 will vest on April 1, 2022, or, if later, the date a registration statement including the resale of such shares is declared effective by the SEC (the “Later Date”), and 62,500 will vest on each of July 1, 2022, October 1, 2022, January 1, 2023 and April 1, 2023, or in each case, if later, the Later Date and 770,686 shares of common stock held by B. Riley Asset Management, LLC, of which Mr. Cummins is the President.
(c) Includes 166,666 shares of restricted common stock held directly by Mr. Rench, of which 83,333 will vest on April 1, 2022 or, if later, the Later Date, 20,833 will vest on each of July 1, 2022, October 1, 2022, January 1, 2023 and 20,834 will vest on April 1, 2023, or in each case, if later, the Later Date.
(d) Includes 100,000 shares of restricted common stock held directly by Mr. Hastings, 50,000 of which will vest on each of (i) April 1, 2022 or, if later, the Later Date and (ii) April 1, 2023.
(e) Includes 100,000 shares of restricted common stock held directly by Ms. McDonald, 50,000 of which will vest on each of (i) April 1, 2022 or, if later, the Later Date and (ii) April 1, 2023.
(f) Includes 100,000 shares of restricted common stock held directly by Mr. Miller, 50,000 of which will vest on each of (i) April 1, 2022 or, if later, the Later Date and (ii) April 1, 2023.
(g) Includes (i) 613,617 shares of common stock held by B. Riley Securities, Inc., of which Andrew Moore, Ms. Moore’s spouse, is the Chief Executive Officer, (ii) 267,617 shares of common stock, held directly by Mr. Moore and (iii) 100,000 shares of restricted common stock held directly by Ms. Moore, 50,000 of which will vest on each of (i) April 1, 2022 or, if later, the Later Date and (ii) April 1, 2023.
(h) Includes 100,000 shares of restricted common stock held directly by Dr. Nottenburg, 50,000 of which will vest on each of (i) April 1, 2022 or, if later, the Later Date and (ii) April 1, 2023.
(i) Includes 100,000 shares of restricted common stock held directly by Mr. Zhang, 50,000 of which will vest on each of (i) April 1, 2022 or, if later, the Later Date and (ii) April 1, 2023.
(j) Includes 100,000 shares of restricted common stock held directly by Ms. Ingel, of which 50,000 will vest on April 1, 2022 or, if later, the Later Date and 12,500 will vest on each of July 1, 2022, October 1, 2022, January 1, 2023 and April 1, 2023, or in each case, if later, the Later Date.
(k) Guo Chen, as sole director of GMR Limited, has voting and dispositive power over the 7,440,148 shares of our common stock held by GMR Limited. Mr. Chen disclaims beneficial ownership of such shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Transactions

In addition to the compensation arrangements discussed in the sections titled “Management” and “Executive Officer and Director Compensation,” the following is a description of each transaction since June 1, 2018 and each currently proposed transaction in which:

a.we have been or are to be a participant;
b.the amount involved exceeded or will exceed $120,000; and
c.any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

During 2009, we entered into notes payable with Mr. Wesley Cummins, our chairman of the Board, chief executive officer, president, secretary and treasurer, for $220,000. The notes had accrued interest of approximately $779,459 as of May 31, 2021. On April 15, 2021, we entered into an Exchange Agreement, with Mr. Cummins and the other holders of notes, pursuant to which we agreed to exchange the Notes for shares of our common stock. On July 7, 2021, we issued 2,379,664 shares of our common stock to Mr. Cummins in satisfaction of the Exchange Agreement.

In March 2021, we executed a strategy planning and portfolio advisory services agreement (“Services Agreement”) with GMR Limited, a British Virgin Island limited liability company (“GMR”), Xsquared Holding Limited, a British Virgin Island limited liability company (“SparkPool”) and Valuefinder, a British Virgin Islands limited liability company (“Valuefinder”) and, together with GMR and SparkPool, the “Service Providers”). Jason Zhang, one of our Board members, is the sole equity holder and manager, of Valuefinder and a related party. Pursuant to the Services Agreement, the Service Providers agreed to provide cryptoasset mining management and analysis and to assist us in securing difficult to obtain equipment and we agreed to issue 7,440,148 shares of our common stock to GMR or its designees, 7,440,148 shares of our common stock to SparkPool or its designees and 3,156,426 shares of our common stock to Valuefinder or its designees. Each Service Provider has provided such services to us which services commenced in June 2021.

In July 2021, we issued 7,440,148 shares of our common stock to each of GMR and SparkPool and 3,156,426 shares of our common stock to Jason Zhang, Valuefinder’s designee.

On December 8th, 2021, we entered into a Service Order with Global Operating Infrastructure LLC pursuant to which we provides energized space for mining activities of Global Operating Infrastructure LLC. Mr. Zhang, director of the Company, owns 15% of Global Operating Infrastructure LLC’s outstanding equity. During fiscal year 2022, Global Operating Infrastructure LLC paid $1,409,193.00 to Company pursuant to the Service Order.

Mr. Zhang also currently consults to the Company in addition to his role on the Board. There is no written agreement governing this arrangement.. Mr. Zhang receives $25,000 per month in return for his services providing oversight of the Company's management team and assistance, as necessary, to the Company's CEO. In fiscal year 2022, the Company paid Mr. Zhang $270,000 as consideration for his consulting services.

In 2009, certain affiliates of B. Riley Securities, Inc., including members of senior management, purchased preferred shares of, and funded certain loans to, us. Such shares and loans have been converted into an aggregate of approximately 3.6 million shares of our common stock. In April 2021, certain employees of B. Riley Securities, Inc. purchased an aggregate of 67,400 shares of our Series C Preferred Stock. B. Riley Securities, Inc. provided investment banking services in connection with the offering of our Series C Preferred Stock. Additionally, in July 2021, certain employees of B. Riley Securities, Inc. purchased an aggregate of 85,960 shares of our Series D Preferred Stock. B. Riley Securities, Inc. provided investment banking services in connection with the offering of our Series D Preferred Stock. Our Series C Preferred Stock and Series D Preferred Stock are not subject to the Reverse Stock Split except by adjustment to each of their conversion prices.

Mr. Cummins, our Chairman of the Board, CEO, President, Secretary and Treasurer founded, and served as CEO of, 272 Capital LP, a registered investment advisor, which he sold to B. Riley Financial, Inc. (Nasdaq: RILY) in August 2021. Following the sale, Mr. Cummins became President of B. Riley Asset Management. Mr. Cummins intends to spend at least 40 hours per week on our business.

Review, Approval, or Ratification of Transactions with Related Parties

In July 2021, we adopted a charter of the Audit Committee, pursuant to which all related party transactions including those between us, our directors, executive officers, majority stockholders and each of our respective affiliates or family members will be reviewed and approved by our Audit Committee, or if no Audit Committee exists, by a majority of the independent members of our Board. Our existing policies are designed to comply with applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Director Independence

Please see the discussion of director independence under Item 10. Directors, Executive Officers and Corporate Governance starting on page 57 above.

Item 14. Principal Accounting Fees and Services

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited financial statements in the Company’s Form 10-K, including a discussion of the acceptability of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee reviewed and discussed with the independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of those audited financial statements with the standards of the Public Company Accounting Oversight Board, the matters required to be discussed by Statements on Auditing Standards (SAS 61), as may be modified or supplemented, and their judgments as to the acceptability of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under the standards of the Public Company Accounting Oversight Board.

In addition, the Audit Committee has discussed with the independent registered public accounting firm their independence from management and the Company, including receiving the written disclosures and letter from the independent registered public accounting firm as required by the Independence Standards Board Standard No. 1, as may be modified, or supplemented, and has considered the compatibility of any non-audit services with the auditors’ independence.

The Audit Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee met with the independent registered public accounting firm, with and without management present, to discuss the results of their examinations and the overall quality of the Company’s financial reporting.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Company’s Form 10-K for the year ended May 31, 2022 for filing with the SEC.

Respectfully submitted,

The Audit Committee of the Board of Directors
Douglas Miller, Chair
Chuck Hastings
Richard Nottenburg

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees billed to the Company for professional services rendered by our independent registered public accounting firm, Marcum LLP, for the fiscal years ended May 31, 2022 and 2021:

(in thousands)	Fiscal Years Ended May 31,
	2022	2021
Type of Fees:
Audit fees	$281	$79
Audit-related fees	552	—
Tax fees	—	—
All other fees	—	—
	$833	$79

For the fiscal years ended May 31, 2022 and 2021, the Audit Committee approved all of the services provided by, and fees paid to, Marcum LLP.

The Audit Committee has established a policy requiring approval by it of all fees for audit and non-audit services to be provided by the Company’s independent registered public accountants, prior to commencement of such services. Consideration and approval of fees generally occurs at the Committee’s regularly scheduled meetings or, to the extent that such fees may relate to other matters to be considered at special meetings, at those special meetings.
Part IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed as part of this report
All financial statements:

Financial statement schedules:
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1*	Second Amended and Restated Articles of Incorporation, as amended from time to time.
3.2	Amended and Restated Bylaws, as amended from time to time (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021)
4.1
Registration Rights Agreement, dated April 15, 2021, by and between the Company and B. Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors. (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021).

4.1.1
Amendment, dated December 13, 2021, to Registration Rights Agreement, dated April 15, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 3.2 to Amendment No. 6 the Company's form S-1 (Registration No. 333-258818), filed with the SEC on April 12, 2022).

4.1.2
Amendment No. 2, dated February 22, 2022, to Registration Rights Agreement, dated April 15, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 4.3 to the Company's Form S-1 (Registration No. 333-258818), filed with the SEC on February 28, 2022).

4.2
Registration Rights Agreement, dated July 30, 2021, by and between the Company and B. Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021).

4.2.1
Amendment, dated December 13, 2021, to Registration Rights Agreement, dated July 30, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 3.2 to the Company's form S-1 (Registration No. 333-258818), filed with the SEC on April 12, 2022).

4.2.2
Amendment No. 2, dated February 22, 2022, to Registration Rights Agreement, dated July 30, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 4.6 to the Company's Form S-1 (Registration No. 333-258818), filed with the SEC on February 28, 2022).

4.3
Right of First Refusal and Co-Sale Agreement, dated as of April 15, 2021, by and between the Company, the Key Holders and Investors (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021).

4.4
Right of First Refusal and Co-Sale Agreement, dated as of July 30, 2021, by and between the Company, the Key Holders and Investors. (Incorporated by reference to Exhibit 4.4 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021).

4.5	Description of Securities.
10.1
Services Agreement, dated March 19, 2021, by and among the Company, GMR Limited, Xsquared Holding Limited, and Valuefinder (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021).

10.2
Master Professional Services Agreement between Ulteig Engineers, Inc. and APLD Hosting, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021).

10.3
Non-Fixed Price Sales and Purchase Agreement, dated April 13, 2021, between Bitmain Technologies Limited and the Company (Incorporated by reference to Exhibit 10.3 to the company's Form S-1 (Registration No. 333-2588818), filed with the SEC on August 13, 2021).

10.4
Coinmint Colocation Mining Services Agreement dated as of June 15, 2021 by and between Coinmint, LLC and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021).

10.5#
Service Framework Agreement, dated July 5, 2021, by and between APLD Hosting, LLC and JointHash Holding Limited (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on November 2, 2021).

10.6#
Amended and Restated Electric Services Agreement, dated September 13, 2021, by and between APLD Hosting, LLC and [Redacted] (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on November 2, 2021).

10.7
Sublease Agreement, dated as of May 19, 2021, by and between the Company and Encap Investments L.P. (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021).

10.8#	Service Framework Agreement, dated July 5, 2021, by and between APLD Hosting, LLC and Bitmain Technologies Limited
10.9#
Master Hosting Agreement, dated as of September 20, 2021, by and between APLD Hosting, LLC and F2Pool Mining, Inc. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on November 2, 2021).

10.10#
Master Hosting Agreement, dated as of October 12, 2021, by and between APLD Hosting, LLC and Hashing LLC. ((Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on November 2, 2021).

10.11
Services Agreement, effective as of October 12, 2021, by and among Applied Blockchain, LTD and Xsquared Holding Limited. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on November 2, 2021).

10.12†	2022 Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-8 (Registration No. 333-265698), filed with the SEC on June 17, 2022).
10.12.1†
Form of Employee Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company's registration statement on Form S-8 (Registration No. 333-265698), filed with the SEC on June 17, 2022).

10.12.2†
Form of Restricted Stock Unit Award Agreement (Employees) (Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-8 (Registration No. 333-265698), filed with the SEC on June 17, 2022).

10.12.3†
Form of Restricted Stock Unit Award Agreement (Consultants) (Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-8 (Registration No. 333-265698), filed with the SEC on June 17, 2022).

10.13†
2022 Non-Employee Director Stock Plan (Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-8 (Registration No. 333-265698), filed with the SEC on June 17, 2022).

10.13.1
Form of Director Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.6 to the Company's registration statement on Form S-8 (Registration No. 333-265698), filed with the SEC on June 17, 2022).

10.14#
Limited Liability Company Agreement, dated as of January 6, 2022, by and between the Company and Antpool Capital Asset Investment L.P. (Incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on January 24, 2022).

10.15†
Employment Agreement, effective as of November 1, 2021, by and between the Company and Wes Cummins (Incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on January 24, 2022).

10.16†
Employment Agreement, effective as of November 1, 2021, by and between the Company and David Rench (Incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on January 24, 2022).

10.17†
Employment Agreement, effective as of November 1, 2021, by and between the Company and Regina Ingel (Incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on January 24, 2022).

10.17.1
Amendment dated August 1, 2022 to Employment Agreement between Applied Blockchain, Inc. and Regina Ingel (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on August 5, 2022).

10.18
Loan Agreement dated as of March 11, 2022 by and between APLD Hosting, LLC, Vantage Bank Texas and Applied Blockchain, Inc. (Incorporated by reference to Exhibit 10.20 to Amendment No. 6 the Company's form S-1 (Registration No. 333-258818), filed with the SEC on April 12, 2022).

10.19
Continuing Guaranty Agreement dated as of March 11, 2022 by Applied Blockchain, Inc. for the benefit of Vantage Bank Texas. (Incorporated by reference to Exhibit 10.21 to Amendment No. 6 the Company's form S-1 (Registration No. 333-258818), filed with the SEC on April 12, 2022).

21.1*	List of Subsidiaries.
23.1*	Consent of Marcum, LLP.
24.1	Power of Attorney(contained on signature page).
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
† Management compensatory agreement.
# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas,Texas on August 29, 2022.

APPLIED BLOCKCHAIN, INC.

By:	/s/ Wes Cummins

Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ David Rench

Name: David Rench
Title: Chief Financial Officer (Principal Financial and Principal Officer)
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Wes Cummins and David Rench, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Person	Capacity	Date

/s/ Wes Cummins	Chairperson of the Board and Director (Principal Executive Officer)	August 29, 2022
Wes Cummins

/s/ Chuck Hastings	Director	August 29, 2022
Chuck Hastings

/s/ Kelli McDonald	Director	August 29, 2022
Kelli McDonald

/s/ Douglas Miller	Director	August 29, 2022
Douglas Miller

/s/ Virginia Moore	Director	August 29, 2022
Virginia Moore

/s/ Richard Nottenburg	Director	August 29, 2022
Richard Nottenburg

/s/ Jason Zhang	Director	August 29, 2022
Jason Zhang