Form 10-K/A
period 2022-05-31
Applied Blockchain, Inc.
filed 2022-09-27
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
The registrant had outstanding 94,238,937 shares of common stock as of September 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None

Auditor Name:     Marcum LLP        Auditor Location: New York, NY        Auditor Firm ID: 688

Explanatory Note

Applied Blockchain, Inc. ("Applied Blockchain" or the "Company") is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended May 31, 2022, originally filed on August 29, 2022 (the “Original Report”) solely to correct an error in the Summary Compensation Table contained in Part III, Item 11 and the audit fee table contained in Part III, Item 14. This Amendment amends and restates Part III, Item 11 and Part III, Item 14 of the Original Report and includes Part IV, Item 15 for purposes of filing Exhibits 31.1 and 31.2.

Except as expressly noted above, this Amendment does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Annual Report and with the Company’s other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Annual Report.

Part III
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

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($) (1)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Wes Cummins	2022	$279,167	$300,000	$4,020,000	$—	$4,599,167
Chief Executive Officer, President, Secretary and Treasurer	2021	52,083	—	—	—	52,083
	2020	—	—	—	—	—

David Rench	2022	$254,707	$180,000	$1,339,987	$—	$1,774,694
Chief Financial Officer	2021	41,667	20,000	—	—	61,667
	2020	—	—	—	—	—

Regina Ingel	2022	$105,000	$60,000	$804,000	$—	$969,000
Chief Marketing Officer	2021	12,500	9,000	—	—	21,500
	2020	—	—	—	—	—
__________________
1. 2021 amounts represent compensation for partial year service from March 2021 through May 31, 2021.
2.Represents the aggregate grant date of value of restricted stock awards made during fiscal year ended May 31, 2022, computed in accordance with FASB ASC Topic 718.
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
Chuck Hastings
Richard Nottenburg

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees billed to the Company for professional services rendered by our independent registered public accounting firm, Marcum LLP, for the fiscal years ended May 31, 2022 and 2021:

(in thousands)	Fiscal Years Ended May 31,
	2022	2021
Type of Fees:
Audit fees	$833	$79
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$833	$79

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

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1**	Second Amended and Restated Articles of Incorporation, as amended from time to time
3.2	Amended and Restated Bylaws, as amended from time to time (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021)
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

4.5**	Description of Securities.
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

21.1**	List of Subsidiaries.
23.1**	Consent of Marcum, LLP.
24.1**	Power of Attorney (contained on signature page to the Company's Annual Report on Form 10-K (Registration No. 001-31968), filed with the SEC on August 29, 2022).
31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Previously filed with the original Form 10-K filed with the Securities Exchange Commission on August 29, 2022 (the "Original Form 10-K").
*** Previously furnished with the Original Form 10-K, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Applied Blockchain, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original Form 10-K and irrespective of any general incorporation language contained in such filing.
† Management compensatory agreement.
# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on September 27, 2022.

APPLIED BLOCKCHAIN, INC.

By:	/s/ Wes Cummins

Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ David Rench

Name: David Rench
Title: Chief Financial Officer (Principal Financial and Principal Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Wes Cummins	Chairperson of the Board and Director (Principal Executive Officer)	September 27, 2022
Wes Cummins

*	Director	September 27, 2022
Chuck Hastings

*	Director	September 27, 2022
Kelli McDonald

*	Director	September 27, 2022
Douglas Miller

*	Director	September 27, 2022
Virginia Moore

*	Director	September 27, 2022
Richard Nottenburg

*	Director	September 27, 2022
Jason Zhang

* By: /s/ Wes Cummins
Wes Cummins Attorney-In-Fact