Form 10-Q
period 2022-08-31
Applied Blockchain, Inc.
filed 2022-10-12
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 12, 2022, 94,238,937 shares of Common Stock, $0.001 par value, were outstanding.

APPLIED BLOCKCHAIN, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Periods Ended August 31, 2022, and 2021

Part I - Financial Information
Item 1. Financial Statements
APPLIED BLOCKCHAIN, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(In thousands, except number of shares and par value data)

	August 31, 2022	May 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$40,830	$46,299
Accounts receivable	50	227
Prepaid expenses and other current assets	1,500	1,336
Total current assets	42,380	47,862
Property and equipment, net	95,095	64,260
Right of use asset, net	6,995	6,408
Utility deposits	1,450	1,450
TOTAL ASSETS	$145,920	$119,980

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$13,456	$13,260
Current portion of lease liability	1,371	1,004
Current portion of term loan	2,587	1,333
Customer deposits	14,111	9,524
Current deferred revenue	17,142	3,877
Total current liabilities	48,667	28,998
Deferred tax liability	572	540
Long-term deferred revenue	2,051	—
Long-term portion of lease liability	5,620	5,310
Long-term term loan	12,109	5,897
Total liabilities	$69,019	$40,745
Commitments and contingencies (Note 12)
Shareholders' equity (deficit):
Common stock, $0.001 par value, 166,666,667 shares authorized, 92,872,271 shares issued and 92,835,974 shares outstanding at August 31, 2022, and 97,837,703 shares issued and outstanding at May 31, 2022	$93	$98
Additional paid in capital	128,877	128,293
Treasury stock, 36,300 shares at August 31, 2022 and May 31, 2022, at cost	(62)	(62)
Accumulated deficit	(60,601)	(56,070)
Total stockholders’ equity attributable to Applied Blockchain, Inc.	68,307	72,259
Noncontrolling interest	8,594	6,976
Total Stockholders' equity (deficit) including noncontrolling interest	$76,901	$79,235
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$145,920	$119,980
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	August 31, 2022	August 31, 2021
Revenues:
Hosting revenue	$6,924	$—

Cost of revenues	$6,093	$—
Gross profit	831	—

Costs and expenses:
Selling, general and administrative	$4,131	$698
Stock-based compensation	579	12,337
Depreciation and amortization	298	3
Total costs and expenses	$5,008	$13,038
Operating loss	$(4,177)	$(13,038)

Other income (expense):
Interest Expense	$(356)	$—
Gain on extinguishment of accounts payable	—	40
Loss on extinguishment of debt	(94)	(1,342)
Total other expense, net	(450)	(1,302)
Net loss from continuing operations before income tax expenses	(4,627)	(14,340)
Income tax expenses	(32)	—
Net loss from continuing operations	(4,659)	(14,340)
Net gain from discontinued operations, net of income taxes	—	243
Net loss including noncontrolling interests	(4,659)	(14,097)
Net loss attributable to noncontrolling interest	(128)	—
Net loss attributable to Applied Blockchain	$(4,531)	$(14,097)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.05)	$(0.32)
Discontinued Operations	$—	$0.01
Basic and diluted net loss per share	$(0.05)	$(0.31)
Basic and diluted weighted average number of shares outstanding	93,105,835	44,937,269
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three Months Ended August 31, 2022

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated deficit	Total Shareholders Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, May 31, 2022	97,837,703	98	128,293	(62)	(56,070)	72,259	6,976	79,235
Stock based compensation	—	—	579	—	—	579	—	579
Capital contribution to noncontrolling interest	—	—	—	—	—	—	1,746	1,746
Stock Cancellation	(4,965,432)	(5)	5			—	—	—
Net Loss	—	—	—	—	(4,531)	(4,531)	(128)	(4,659)
Balance, August 31, 2022	92,872,271	93	128,877	(62)	(60,601)	68,307	8,594	76,901

Three Months Ended August 31, 2021

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders Equity	Total Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2021	660,000	15,135	—	—	15,135	27,195	3,370	17,087	1,849	1,511,061	1	13,882	(62)	(21,623)	(2,583)	12,552
Extinguishment of Debt	—	—	—	—	—	—	—	—	—	5,083,828	5	3,473	—	—	3,478	3,478
Issuance of Dividends to Preferred Stock	—	—	—	—	—	60,822	6,082	29,772	2,979	—	—	—	—	(8,946)	115	115
Conversion of Preferred Stock	—	—	—	—	—	(88,017)	(9,452)	(46,859)	(4,828)	28,765,308	29	14,251	—	—	—	—
Service agreement stock compensation	—	—	—	—	—	—	—	—	—	18,036,723	18	12,319	—	—	12,337	12,337
Issuance of Preferred Stock	—	—	1,304,000	32,600	32,600	—	—	—	—	—	—	—	—	—	—	32,600
Issuance Costs of Preferred Stock	—	—	—	(2,698)	(2,698)	—	—	—	—	—	—	—	—	—	—	(2,698)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,097)	(14,097)	(14,097)
Balance, August 31, 2021	660,000	15,135	1,304,000	29,902	45,037	—	—	—	—	53,396,920	$53	43,925	(62)	(44,666)	(750)	44,286
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands of dollars)

	Three Months Ended
	August 31, 2022	August 31, 2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Applied Blockchain	$(4,531)	$(14,097)
Net gain from discontinued operations, net of income taxes	—	(243)
Net Loss attributable to noncontrolling interest	(128)	—
Net Income (loss) from continuing operations	(4,659)	(14,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	1,136	3
Gain on extinguishment of accounts payable	—	(40)
Loss on extinguishment of debt	94	1,342
Stock-Based Compensation	579	12,337
Deferred Tax	32	—
Changes in assets and liabilities:
Accounts receivable	177	—
Utility Deposits	—	(773)
Prepaid expenses and other current assets	(164)	(770)
Customer deposits	4,587	—
Deferred revenue	15,316	—
Accounts payable and accrued liabilities	196	368
Net cash provided by (used in) operating activities of continuing operations	17,294	(1,870)
Net cash provided by operating activities of discontinued operations	—	435
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,294	(1,435)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(31,673)	(988)
Deposit on equipment	—	(10,300)
Net cash used in investing activities of continuing operations	(31,673)	(11,288)
Net cash used in investing activities of discontinued operations	—	—
NET CASH USED IN INVESTING ACTIVITIES	(31,673)	(11,288)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of preferred stock	—	32,600
Repayment of finance leases	(209)	—
Preferred stock issuance costs	—	(2,698)
Term loan paydown	(7,056)	—
Proceeds from issuance of term loan	15,000	—
Term Loan Issuance Costs	(140)	—
Loan principal payments	(432)	—
Equity contributions to subsidiaries	1,747	—
Net cash provided by financing activities of continuing operations	8,910	29,902
Net cash provided by financing activities of discontinued operations	—	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	8,910	29,902
NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(5,469)	17,179
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,299	11,750
CASH AND CASH EQUIVALENTS, END OF PERIOD	40,830	28,929
Less: cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations	$40,830	$28,929
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$356	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use asset obtained by lease obligation	$922	$1,291
Fixed assets in accounts payable	$8,352	$4,391
See Accompanying Notes to the Financial Statements

APPLIED BLOCKCHAIN INC. AND Subsidiaries
Notes to Consolidated Financial Statements
For the Three Month Periods Ended August 31, 2022

1.BUSINESS AND ORGANIZATION
Applied Blockchain, Inc. (the “Company”) is a builder and operator of next-generation data centers across North America, which provide substantial computing power to blockchain infrastructure and support Bitcoin mining. The Company has a colocation business model where customers place hardware they own into the Company’s facilities and the Company provides full operational and maintenance services for a fixed fee. The Company typically enters into long term fixed rate contracts with its customers.
During the three month period ended August 31, 2022, the Company formed ELN-01, LLC, which is a Delaware limited liability company formed to build and operate a co-hosting facility.
Reverse Stock Split
The Company’s board of directors approved a reverse split of shares of the Company’s common stock on a one-for-six (1:6) basis, which was effected on April 12, 2022 (the “Reverse Stock Split”). All references to Common Stock, options to purchase common stock, restricted stock units, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares of the Company’s common stock were issued in connection with the Reverse Stock Split. Any fractional share resulting from the Reverse Stock Split was rounded down to the nearest whole share and the affected holder received cash in lieu of such fraction share.
2.LIQUIDITY AND FINANCIAL CONDITION
As of August 31, 2022, the Company had approximate cash and cash equivalents of $40.8 million and negative working capital of $6.3 million. Historically the Company has incurred losses and has relied on equity financings to fund its operations. Based on analysis of cash flows, current net working capital, and expected operations revenue, the Company believes its current cash on hand is sufficient to meet its operating and capital requirement for at least next twelve months from the date these financial statements are issued.
3.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The accompanying interim Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of May 31, 2022 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim Consolidated Financial Statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2022 filed with the SEC on August 29, 2022.
Significant Accounting Policies and Use of Estimates:
There were no material changes in the Company’s significant accounting policies for the three months ended August 31, 2022 as compared to the year ended May 31, 2022. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year-ended May

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Month Period Ended August 31, 2022
31, 2022, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents in excess of federally insured limits potentially subject us to concentrations of credit risk, although the Company believes it is subject to minimal risk.

The Company has restricted cash related to its letter of credit totaling $7.5 million. The company is required to keep this balance in a separate account for the duration of the letter of credit agreement, which lasts through January 2024. The following tables reconciles cash and cash equivalents and restricted cash to presentation on the balance sheet as of August 31, 2022, and May 31, 2022.

(in thousands)	August 31, 2022	May 31, 2022
Net Cash & Equivalents	$33,330	$38,798
Restricted Cash	$7,500	$7,501
Total Cash & Cash Equivalents	$40,830	$46,299
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

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company has adopted ASU and determined that the adoption had no material impact on its financial statements and related disclosures.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Month Period Ended August 31, 2022
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
4.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of August 31, 2022, and May 31, 2022:

(in thousands)	Estimated Useful Life	August 31, 2022	May 31, 2022
Hosting Equipment
Electric Generation and Transformers	15 years	4,376	4,338

Other Equipment and Fixtures	5 years-7 years	588	588
Construction in Progress		46,086	18,305
Information Systems and Software	5 years	9,675	9,608
Land & Building
Land		2,125	1,074
Land Improvements	15 years	1,259	1,180
Building	39 years	32,833	30,176
Total cost of property and equipment		96,942	65,269
Accumulated Depreciation		(1,847)	(1,009)
Property Plant and Equipment, Net		$95,095	$64,260
Depreciation expense from continuing operations totaled $838,000 and $3,000 for the three-month periods ended August 31, 2022 and 2021, respectively.
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

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Month Period Ended August 31, 2022
Below is a summary of the Company’s revenue concentration by major customer for the three-month periods ended August 31, 2022 and 2021, respectively.

	Three Months Ended August 31,
Customer	2022	2021
Customer A	35.5%	—%
Customer B	21.0%	—%
Customer C	16.5%	—%
Customer D	14.4%	—%
Customer E	12.6%	—%

Remaining Performance Obligations
As of August 31, 2022, the Company had $19.2 million in deferred revenue, which represents the Company’s remaining performance obligations. The Company expects to recognize $17.1 million within the next 12 months.

Deferred Revenue
Changes in the Company's deferred revenue balances from hosting operations for the three-month periods ended August 31, 2022 and 2021, respectively, are shown in the following table:

Balance at May 31, 2022	$3,877	Balance at May 31, 2021	$—
Advance billings	22,240	Advance billings	—
Revenue recognized	(6,924)	Revenue recognized	—
Other adjustments	$—	Other adjustments	$—
Balance at August 31, 2022	$19,193	Balance at August 31, 2021	$—

Customer Deposits
Changes in the Company's customer deposits balances for the  three-month periods ended August 31, 2022 and 2021, respectively, are shown in the following table:

Balance at May 31, 2022	$9,524	Balance at May 31, 2021	$—
Customer deposits received	4,587	Customer deposits received	—
Customer deposits refunded	—	Customer deposits refunded	—
Balance at August 31, 2022	$14,111	Balance at August 31, 2021	$—

6.RELATED PARTY TRANSACTIONS
Related Party Policy

Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related party transactions.

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Month Period Ended August 31, 2022

Related Party Note Payable

During the three month period ended August 31, 2021, a related party note payable was held by the CEO of the Company. During this period, the outstanding debt principal of $470,000 and accrued interest of $1.6 million was converted to 5.1 million shares of Common Stock with a fair value of $0.75 per share which resulted in a loss on extinguishment of $1.3 million. Upon the consummation of the Exchange Agreement, the note payable was surrendered and cancelled; all rights including rights to accrued interest due were extinguished.

Related Party Revenue

One of the Company's major customers is an entity that is the parent company of the minority member of the 1.21 Gigawatts joint venture. The Company recognized $2.5 million and no revenue from this customer for the three-month periods ended August 31, 2022 and 2021, respectively. The Company had $2.0 million and no advance billings from this customer and $1.7 million and no deposits from this customer as of August 31, 2022 and May 31, 2022, respectively.

7.DEBT

Letter of Credit

As of August 31, 2022 and May 31, 2022, the Company had a letter of credit totaling $7.5 million. As discussed in Footnote 3, the Company is required to maintain this amount in a separate cash balance, and therefore the cash is restricted. Further, the Company has no unused lines of credit as of August 31, 2022 or May 31, 2022, respectively.

Term Loan

On July 25, 2022, the Company entered into a Loan Agreement with Starion Bank (“Starion Lender”) and the Company as Guarantor (the “Starion Loan Agreement”). The Starion Loan Agreement provides for a term loan (the “Starion Term Loan”) in the principal amount of $15 million with a maturity date of July 25, 2027. The Starion Loan Agreement provides for an interest rate of 6.50% per annum. The Starion Loan Agreement contains customary covenants, representations and warranties and events of default. The Company is not subject to financial covenants until May 31, 2024. At this time, the Company will be subject to a debt service coverage ratio. Deferred financing costs related to the Starion Term Loan totals $142,000. The effective interest rate was 7.0% as of August 31, 2022.

Below is a summary of the term loan balance, including current debt and deferred financing fees as of August 31, 2022 and May 31, 2022.

(in thousands)
	August 31, 2022	May 31, 2022
Term Loan Balance	$14,790	$7,324
Less: Deferred Issuance Costs	(140)	(94)
Less: Current portion of Term Loan	(2,587)	(1,333)
Long-term Portion of Term Loan	$12,063	$5,897

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Month Period Ended August 31, 2022

Below is a summary of the remaining principal payments due over the life of the Starion Loan Agreement note as of August 31, 2022.

Year	Principal Payments (in thousands)
FY23	$1,923
FY24	2,726
FY25	2,923
FY26	3,134
FY27	3,361
Thereafter	583
Total Term Loan Remaining Payments	$14,650

In connection with the Starion Loan Agreement, the Company repaid all of the outstanding balance on the March 11, 2022 agreement between the Company and Vantage Bank Texas. This agreement included a promissory note agreement for $7.5 million for a five year term with an interest rate of 5% per annum.

8.     SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock
The Company is authorized to issue 166,666,667 shares of Common Stock at $0.001 par value per share. As of August 31, 2022, 92,872,271 shares of Common Stock were issued and 92,835,974 shares were outstanding and as of May 31, 2022, 97,837,703 shares of Common Stock were issued and outstanding. Note that all shares of Common Stock in this disclosure reflect the one-for-six reverse stock split disclosed in Note 1 - Business and Organization.

Restricted Stock Awards
The Company has granted restricted stock awards to officers and directors. Each of the awards vests upon the completion of service conditions for specified times and a performance condition for the occurrence of an effective registration statement covering the resale of the shares of common stock comprising the stock award with the Securities and Exchange Commission (the “SEC”). The Company will recognize the cost of the restricted stock based on the grant date fair value of the awards over the related vesting terms using a straight-line method when it is probable that the performance condition for the reserved underlying shares will be met.

The following is a summary of the activity and balances for unvested restricted stock awards granted:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2022	1,366,665	$8.04
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding as of August 31, 2022	1,366,665	$8.04

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Month Period Ended August 31, 2022

Restricted Stock Units
The Company has granted restricted stock awards to certain consultants, in all cases as compensatory grants for consulting services rendered to the Company which contain performance conditions that affect vesting. The Company will recognize the cost of these RSUs based on the grant date fair value of the awards when it is probable that the performance conditions will be achieved over the related vesting terms.

The following is a summary of the activity and balances for unvested restricted stock units granted:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2022	1,791,646	$8.04
Granted	505,834	$4.86
Vested	—	$—
Forfeited	416,650	$8.04
Outstanding as of August 31, 2022	1,880,830	$7.18

Stock-Based Compensation Expense
Total stock based compensation expense for the respective periods is listed below

in thousands	As of
	August 31, 2022	August 31, 2021
Stock-based compensation expense	$579	$12,337

At August 31, 2022, there was $23.9 million of unrecognized stock compensation expense, which the Company expects to recognize over a weighted-average period of 8.5 months as the performance conditions are met.
Share Forfeiture
On June 6, 2022, through an agreement between the Company and Sparkpool, Sparkpool agreed to forfeit to the Company shares of Common Stock that had been issued pursuant to the service agreement executed on March 19, 2021. Sparkpool ceased providing the contracted services for the Company, and agreed to forfeit shares to compensate for future services that will not be rendered. As a result of this agreement, 4,965,432 shares of Common Stock were forfeited and canceled by the Company.
Equity Plan Approval
On October 9, 2021, the Company’s board of directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and
11

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Month Period Ended August 31, 2022
for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of August 31, 2022, no awards had been granted under either plan.
9.     LEASES
During the three months ended August 31, 2022, the Company added 11 leases. The Company considered the nature of the leases under ASC 842 Leases and determined each of these leases represents finance leases. The weighted average term of the leases is 32 months and the weighted average discount rate of the leases is 7.33%. Total ROU assets and lease liabilities added during the period totaled $922,000.

10.    COMMITMENTS AND CONTINGENCIES
Commitments
As of August 31, 2022, the Company has commitments related to its term loan and lease agreements , which have been disclosed in Note 7 - Term Loan and Note 11 - Leases, respectively.

Energy Commitment
The Company also has a commitment of approximately $24.2 million related to the energy services agreement for its first cohosting facility as of August 31, 2022. The minimum term of this agreement is five years, and will remain in effect on a year-to-year basis unless terminated by either party by notice given at least 365 calendar days in advance of termination. The commitment is fully due within the next year, as the company commits to specific power consumption on an annual basis as part of the energy services agreement. The Company purchased approximately $4.9 million and $0 in power under the energy services agreement during the the three-month periods ended August 31, 2022 and 2021, respectively

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of August 31, 2022 and May 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
11.    EARNINGS PER SHARE
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
12

APPLIED BLOCKCHAIN INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three Month Period Ended August 31, 2022
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. Refer to Footnote 9 for details on outstanding classes of preferred shares. The table below shows the calculation for this quarter’s earnings per share:

Basic and diluted loss per share:	Quarterly Period Ended
	August 31, 2022	August 31, 2021
Net loss from continuing operations	$(4,659)	$(14,340)
Net gain from discontinued operations, net of income taxes	—	243
Net loss including noncontrolling interests	(4,659)	(14,097)
Net loss attributable to noncontrolling interest	(128)	—
Net loss attributable to Applied Blockchain	$(4,531)	$(14,097)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.05)	$(0.32)
Discontinued Operations	$—	$0.01
Basic and diluted net loss per share	$(0.05)	$(0.31)
Basic and diluted weighted average number of shares outstanding	93,105,835	44,937,269
12. DISCONTINUED OPERATIONS
During February 2022, the Company implemented plans to cease all cryptomining operations and start the sale process of all cryptomining equipment. The Company ceased all crypto mining operations and completed the sale of the assets shortly during the year ended May 31, 2022. The Company has no plans to return to crypto mining operations in the future as the Company grows. The results of these operations have been displayed as discontinued operations.

Operating results of discontinued operations are summarized below:

	Three Months Ended
	August 31, 2022	August 31, 2021
Cryptoasset mining revenue, net	$—	$612
Cost of sales	—	349
Gross profit	—	263
Impairment of cryptocurrency assets	—	(20)
Net gain from discontinued operations	$—	$243

As of August 31, 2022 and May 31, 2022, the Company did not hold any cryptoassets.

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

Forward-looking statements involve inherent uncertainty and may ultimately prove to be incorrect or false. These statements are based on our management’s beliefs and assumptions, which are based on currently available information. These assumptions could prove inaccurate. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

•    labor and other workforce shortages and challenges;
•    our dependence on principal customers;
•    the addition or loss of significant customers or material changes to our relationships with these customers;
•    our ability to timely and successfully build new hosting facilities with the appropriate contractual margins and efficiencies;
•    our ability to continue to grow sales in our hosting business;
•concentration of customers in the crypto mining industry, which customer base may decline due to price volatility and uncertainties around regulation policy of cryptoasset prices;
•equipment failures, power or other supply disruptions; and
•the lack of final approval of funding initiatives to be made by the City of Jamestown, North Dakota and Stutsman County’s Economic Development Fund in favor of the Company, the application of which funding initiatives would decrease the interest rate of the Company’s repayment of the Starion Term Loan (as defined below).

You should carefully review the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year-ended May 31, 2022, which was filed on August 29, 2022, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
Executive Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We design, build, and operate Next-Gen datacenters which are designed to provide massive computing power and support high-compute applications. Our first facility was constructed in North Dakota with 100 Megawatts (“MW”) of capacity. We signed an energy services agreement with a utility to power this facility. We provide energized space for customers to host computing equipment. Initially, these datacenters primarily hosted servers securing the Bitcoin network, but these facilities can also host hardware for other applications such as artificial intelligence, protein sequencing, drug discovery, machine learning and additional blockchain networks and applications. We are mid-construction on our second facility in Garden City, Texas, and are in the development stage of the Company's third facility, also located in North Dakota. We have a colocation business model where our customers place hardware they own into our facilities and we provide full operational and maintenance services for a fixed fee. We typically enter into long-term fixed rate contracts with our customers.

Trends and Other Factors Affecting Our Business
Regulatory Environment
We have a material concentration of customers in the crypto mining industry. Our customers’ businesses are subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, cryptoasset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, cryptoassets and related technologies. As a result, they do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As cryptoassets have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network and the Federal Bureau of Investigation) have begun to examine the operations of cryptoasset networks, cryptoasset users and cryptoasset exchange markets. Other countries around the world are likewise reviewing and, in some cases, increasing regulation of the cryptoasset industry. For instance, on September 24, 2021, China imposed a ban on all crypto transactions and mining.

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

Our significant accounting policies are discussed in Note 3 – Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2022 filed with the SEC on August 29, 2022

Hosting Operation Highlights

Applied Blockchain’s first facility is in Jamestown, North Dakota with capacity of 100 MW. The entire 100 MW of capacity has been fully contracted on multi-year contracts with our customers, providing revenue visibility for the Company. Additionally, the facility is powered through a five-year energy services agreement with a local utility, providing visibility into the cost structure as a stable pricing mechanism for energy costs has been negotiated.

The facility began energizing in late January 2022 and had over 90 MW online as of June 2022. As previously reported in a Current Report on Form 8-K filed by the Company on July 18, 2022, there was an unexpected equipment failure at the substation powering the facility, resulting in a partial outage of approximately 50%. The power provider completed the required repairs in mid-August, fully restoring power capacity to Jamestown ahead of the schedule for early September. The Jamestown facility was not damaged and remains fully operational and capable of hosting the entire 100 MW of capacity.

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

Discontinued Operations

On March 9, 2022, the Company ceased all crypto mining operations and completed the sale of all crypto mining equipment in service. The Company has no plans to return to crypto mining operations in the future as we grow our co-hosting operations. The results of the crypto mining operations are accounted for as discontinued operations in our consolidated financial statements.
Expansion Opportunities

On November 24, 2021, we entered into a letter of intent to develop a facility in Texas using 200 MW of wind power. On April 13, 2022, the Company entered into a 99-year ground lease in Garden City, TX, with the intent to build our second datacenter facility on this site. On April 25, 2022 the Company began construction on this site. This facility is collocated with a wind farm and upon completion is expected to provide 200 MW of power to hosting customers. The facility is expected to begin operating in calendar fourth quarter of 2022 and the 200 MW capacity is fully contracted with our customers.

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
Changes to Equity
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

On June 6, 2022, through an agreement between the Company and Sparkpool, Sparkpool agreed to forfeit to the Company shares of Common Stock that had been issued pursuant to the service agreement executed on March 19, 2021. Sparkpool ceased providing the contracted services for the Company, and agreed to forfeit shares to compensate for future services that will not be rendered. As a result of this agreement, 4,965,432 shares of Common Stock were forfeited and canceled by the Company.

Results of Operations Comparative Results for the Three Months Ended August 31, 2022 and 2021:
The following table sets forth key components of the results of operations (in thousands) of Applied Blockchain during the three months ended August 31, 2022 and 2021.

	Three Months Ended
	August 31, 2022	August 31, 2021
Revenues:
Hosting revenue	$6,924	$—

Cost of revenues	$6,093	$—
Gross profit	831	—

Costs and expenses:
Selling, general and administrative	$4,131	$698
Stock-based compensation	579	12,337
Depreciation and amortization	298	3
Total costs and expenses	$5,008	$13,038
Operating loss	$(4,177)	$(13,038)

Other income (expense):
Interest Expense	$(356)	$—
Gain on extinguishment of accounts payable	—	40
Loss on extinguishment of debt	(94)	(1,342)
Total other expense, net	(450)	(1,302)
Net loss from continuing operations before income tax expenses	(4,627)	(14,340)
Income tax expenses	(32)	—
Net loss from continuing operations	(4,659)	(14,340)
Net gain from discontinued operations, net of income taxes	—	243
Net loss including noncontrolling interests	(4,659)	(14,097)
Net loss attributable to noncontrolling interest	(128)	—
Net loss attributable to Applied Blockchain	$(4,531)	$(14,097)

Adjusted Amounts (a)
Adjusted Operating Loss from Continuing Operations	$(2,896)	$601
as a percentage of revenues	(42)%	—%
Adjusted Net Loss from Continuing Operations	$(3,378)	$(701)
as a percentage of revenues	(49)%	—%
Other Financial Data (a)
EBITDA	$(3,135)	$(14,337)
as a percentage of revenues	(45)%	—%
Adjusted EBITDA	$(1,854)	$(698)
as a percentage of revenues	(27)%	—%
Adjusted Gross Profit	$1,667	$—
as a percentage of revenues	24%	—%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the section titled "Non-GAAP Measures and Reconciliation".

Revenues
Hosting revenues increased from $0 to $6.9 million, from the three month period ended August 31, 2021 to the three month period ending August 31, 2022. The increase in hosting revenues was driven by our completion of our first hosting facility in Jamestown, North Dakota, which was brought online in phases during the six months ended May 31, 2022.

Cost of Revenues
Cost of revenues increased from $0 to $6.1 million, from the three month period ended August 31, 2021 to the three month period ending August 31, 2022. The increase in cost of revenues was primarily driven by the initiation of our co-hosting business in late fiscal year ended May 31, 2022, which represents all of our continuing operations. Cost of revenues for the three month period ending August 31, 2022 consists of $836,000 of depreciation and amortization expense attributable to the property, plant and equipment at our Jamestown, ND hosting facility, $4.9 million of energy costs used to generate our hosting revenues, and $360,000 of personnel expenses for employees directly working at the hosting facility.

Operating Expenses
Selling, general and administrative expenses increased by $3.4 million, or 492%, from $698,000 for the three month period ended August 31, 2021 to $4.1 million for the three month period ending August 31, 2022. The two primary drivers of Selling, general and administrative expense are $1.3 million of employee salaries and benefits expense, and $1.4 million of professional service expenses incurred to support the growth of the business.

Stock-based compensation for service agreement decreased $11.8 million, or 95%, from $12.3 million for the three month period ended August 31, 2021 to $579,000 for the three month period ending August 31, 2022. The expense was related to our service agreements with strategic partners, who provided advisory and consulting services in exchange for shares of common stock we issued to them. These services were fully rendered within the three month period ending August 31, 2021. The Company did recognize expenses related to stock compensation agreements for the three month period ending August 31, 2022, but the number of shares granted under these agreements, and therefore the related expense, was much smaller relative to the number of shares granted under the service agreements as described above.

Depreciation and amortization expense not attributable to costs of sales increased $295,000 or 9,838%, from $3,000 for the three month period ended August 31, 2021 to $298,000 for the three month period ending August 31, 2022. The change was driven by a significant increase in assets placed in service between periods to support the growth of the business.

Other Expense
Interest expense increased from $0 to $356,000, from the three month period ended August 31, 2021 to the three month period ending August 31, 2022. This increase was driven by the increase in finance leases and change in the company’s debt obligations between periods, as the Company has entered into the Starion Loan agreement in the three month period ending August 31, 2022, and previously entered into a term loan agreement with Vantage Bank, which was subsequently extinguished. The Starion Loan Agreement provides for an interest rate of 6.50% per annum. The City of Jamestown, North Dakota and Stutsman County’s Economic Development Fund provides a multimillion-dollar economic development program, available to assist with expanding or relocating businesses. As part of financial packages, the Jamestown Stutsman Development Corporation (JSDC) makes direct loans, equity investments, and interest buy-downs to businesses. Contingent upon such incentives, the Company expects the effective interest rate of the Starion Term Loan to be less than 6.50% per annum after different state funds are applied to the Loan, pending final approval.

The Loan is secured by a mortgage on the Property, and a security interest in substantially all of the assets of the Company as set forth in the Security Agreement dated as of July 25, 2022 by and between Hosting and the Starion Lender and a security interest in the form of a collateral assignment of the Company’s rights and interests in a master hosting agreement related to the Property and records and data relating thereto as set forth in the Security Agreement dated as of July 25, 2022 by and among Hosting, the Company as Grantor and the Starion Lender. In addition, the Company unconditionally guaranteed the Company’s obligations to the Starion Lender, including under the Starion Term Loan, pursuant to an Unlimited Commercial Corporate Guaranty of the Company dated as of July 25, 2022.

Loss on extinguishment of debt decreased $1.25 million, or (93)% from the three month period ended August 31, 2021 to the three month period ended August 31, 2022. This decrease was driven by the extinguishment of our related party notes payable by conversion to common stock during the three month period ended August 31, 2021, compared to a smaller extinguishment of debt that was recognized in the three month period ended August 31, 2022.

Income tax expense
Income tax expense increased from $0 to $32,000 from the three month period ended August 31, 2021 to the three month period ending August 31, 2022. This increase was driven by a change in valuation allowance for three month period ending August 31, 2022.

Gain from Discontinued Operations
Beginning in the quarter ended August 31, 2021 (the first quarter of fiscal year ended May 31, 2022), we began cryptoasset mining operations, using Nvidia GPU miners which we hosted at a facility operated by Coinmint. In fiscal year ended May 31, 2022, we made the strategic decision to discontinue our mining operations and focus on hosting operations in the future. As a result of this strategic shift, our mining operations were reclassified as discontinued operations.

Gain from discontinued operations decreased $243,000 or 100% from the three month period ended August 31, 2021 to the three month period ending August 31, 2022. The decrease was due to the fact that the Company no longer generates revenues from mining operations.

Non-GAAP Measures and Reconciliation
The reconciliations of (1) adjusted operating loss from continuing operations to operating loss from continuing operations, (2) adjusted net loss from continuing operations to net loss from continuing operations, (3) EBITDA and Adjusted EBITDA to net loss from continuing operations, and (4) adjusted gross profit to gross profit, is as follows:

	Three Months Ended
$ in thousands	August 31, 2022	August 31, 2021
Adjusted operating loss
Operating Loss from Continuing Operations (GAAP)	$(4,177)	$(13,038)
Add: Stock-based compensation for service agreement	579	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(40)
Add: Loss on Extinguishment of Debt	94	1,342
Add: Non-recurring professional service costs	408
Add: Other non-recurring expenses	200	—
Adjusted Operating Loss from Continuing Operations (Non-GAAP)	$(2,896)	$601
Adjusted operating margin from Continuing Operations	(41.8)%	—%

Adjusted net loss
Net Loss from Continuing Operations (GAAP)	(4,659)	(14,340)
Add: Stock-based compensation for service agreement	579	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(40)
Add: Loss on Extinguishment of Debt	94	1,342
Add: Non-recurring professional service costs	408
Add: Other non-recurring expenses	200	—
Adjusted net loss from Continuing Operations (Non-GAAP)	$(3,378)	$(701)

EBITDA and Adjusted EBITDA
Net Loss from Continuing Operations (GAAP)	$(4,659)	$(14,340)
Add: Interest Expense	356	—
Add: Income Tax Expense	32	—
Add: Depreciation	1,136	3
EBITDA (Non-GAAP)	$(3,135)	$(14,337)
Add: Stock-based compensation for service agreement	579	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(40)
Add: Loss on Extinguishment of Debt	94	1,342
Add: Non-recurring professional service costs	408
Add: Other non-recurring expenses	200	—
Adjusted EBITDA (Non-GAAP)	$(1,854)	$(698)

Adjusted Gross Profit
Gross profit (GAAP)	$831	$—
Add: Depreciation in cost of revenues	836	—
Adjusted Profit (Non-GAAP)	$1,667	$—

Adjusted Operating Loss and Adjusted Net Loss
“Adjusted Operating Loss” and “Adjusted Net Loss” are non-GAAP measures that represents operating loss and net loss, respectively, from continuing operations excluding stock-based compensation and nonrecurring expenses. We believe these are useful metrics as they provide additional information regarding factors and trends affecting our business and provide perspective on results absent one-time or significant non-cash items. However, Applied Blockchain’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Blockchain’s computation of Adjusted Operating Loss and Adjusted Net Loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted Operating Loss and Adjusted Net Loss in the same fashion.
Because of these limitations, Adjusted Operating Loss and Adjusted Net Loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Applied Blockchain compensates for these limitations by relying primarily on its GAAP results and using Adjusted Operating Loss and Adjusted Net Loss on a supplemental basis. You should review the reconciliation of operating loss to Adjusted Operating Loss and net loss to Adjusted Net Loss above and not rely on any single financial measure to evaluate Applied Blockchain’s business.

EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, gain on extinguishment of accounts payable, loss on extinguishment of debt, and one-time professional service costs not directly related to the company’s offering and therefore not deferred under the guidance in ASC 340 and SAB Topic 5A. These costs have been adjusted as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of Applied Blockchain’s performance that is neither required by, nor presented in accordance with, GAAP. Applied Blockchain believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. We also believe EBITDA and Adjusted EBITDA are useful metrics to investors because they provide additional information regarding factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and because of their importance as measures of underlying operating performance, as the primary compensation performance measure under certain programs and plans. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, Applied Blockchain may incur future expenses similar to those excluded when calculating these measures. In addition, Applied Blockchain’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Blockchain’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Applied Blockchain compensates for these limitations by relying primarily on its GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA above and not rely on any single financial measure to evaluate Applied Blockchain’s business.
Adjusted Gross Profit
“Adjusted Gross Profit” is a non-GAAP measure that represents gross profit adjusted for depreciation expense within cost of revenues. We believe this is a useful metric as it provides additional information regarding gross profit aside from significant non-cash expense in depreciation. However, Applied Blockchain’s presentation of this measure should not be construed as an inference that its future results will be unaffected by other factors within cost of revenues. Applied Blockchain’s computation of Adjusted Gross Profit may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted Gross Profit in the same fashion.
Because of these limitations, Adjusted Gross Profit should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Applied Blockchain compensates for these limitations by relying primarily on its GAAP results and using Adjusted Gross Profit on a supplemental basis. You should review the reconciliation of gross profit to Adjusted Gross Profit above and not rely on any single financial measure to evaluate Applied Blockchain’s business.

The Sources of Liquidity
We have primarily generated cash in the last 12 months from the proceeds of our term loan, proceeds from our initial public offering, and the receipt of contractual deposits and revenue prepayments from hosting customers. On April 18, 2022, we received $36 million in net proceeds from the issuance of 8 million shares of the Company’s Common Stock in conjunction with the closing of our initial public offering. On July 25, 2022, the Company entered into a Loan Agreement with Starion Bank (“Starion Lender”) and the Company as Guarantor (the “Starion Loan Agreement”). The Starion Loan Agreement provides for a term loan (the “Starion Term Loan”) in the principal amount of $15 million with a maturity date of July 25, 2027. The Starion Loan Agreement contains customary covenants, representations and warranties and events of default. The Starion Loan Agreement provides for an interest rate of 6.50% per annum. A portion of the proceeds were used to pay down the Vantage term loan that was entered into on March 11, 2022. The remaining proceeds of the term loan will be used for working capital needs for the operation of Phase I of the hosting facility in Jamestown, North Dakota. See Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Starion Term Loan.
During the three month period ended August 31, 2022, we received $22.2 million in payments for future hosting services. During fiscal year ended May 31, 2022, we generated revenue from crypto mining and co-hosting, but we have incurred net losses from operations. As of August 31, 2022 and May 31, 2022, we had cash of $40.8 million and $46.3 million respectively, and an accumulated deficit of $60.6 million and $56.1 million, respectively.

Funding Requirements
We have experienced net losses through our fiscal year ended May 31, 2022. Our transition to profitability is dependent on the successful operation of our co-hosting facilities. We believe that amounts we received from our proceeds from our term loan, proceeds from our initial public offering, and revenue payments we have begun to achieve in our co-hosting operations since our first co-hosting facility was brought online in February 2022, after planned expenditures with respect to the items described in the section titled “Expansion Opportunities” above, will be sufficient to meet our working capital needs for at least the next 12 months and all of the Company’s known requirements and plans for cash.

We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations and as we bear the costs of being a public company. We expect significant increases in our investment in property and equipment as we expand our co-hosting capacity. We also expect that our revenues will increase as we continue to bring online additional capacity at our Jamestown, ND, Garden City, TX, and Ellendale, ND locations. We expect to need additional capital to fund continued growth, which we may obtain through one or more equity offerings, debt financings or other third-party funding. Because of the numerous risks and uncertainties associated with the Company’s concentration of customers in the crypto mining industry, we are unable to estimate the amount of increased capital we may need to raise to continue to build additional co-hosting facilities and we may use our available capital sooner that we currently expect.

We believe that our existing cash, together with the anticipated revenues from current operations and debt funding opportunities, will enable us to fund our operating expense requirements through at least 12 months as well as all of the Company’s known requirements and plans for cash. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
Summary of Cash Flows
The following table provides information about Applied Blockchain’s net cash flow (in thousands) for the three months ended August 31, 2022 and 2021.

	Three Months Ended
$ in thousands	August 31, 2022	August 31, 2021
Net cash provided by operating activities	$17,294	$(1,435)
Net cash used in investing activities	(31,673)	(11,288)
Net cash provided by financing activities	8,910	29,902
Net change in cash and cash equivalents	(5,469)	17,179
Cash and cash equivalents at beginning of year	46,299	11,750
Cash and cash equivalents at end of period	$40,830	$28,929

The net cash generated by operating activities of $17.3 million for the three month period ending August 31, 2022 consisted primarily of an increase in customer deposits of $4.6 million and an increase in deferred revenue of $15.3 million, offset by a loss from continuing operations of $4.7 million. Both customer deposits and deferred revenue increased during the three month period ending August 31, 2022 due to prepayments from new contracts as well as more cash being received than revenue recognized during the period.

The net cash used in operating activities of $1.4 million for the three month period ending August 31, 2021 consisted primarily of non-cash expenses of stock based compensation charges of $12.3 million and loss on extinguishment of debt of $1.3 million, as well as an increase in accounts payable of $0.4 million, offset by losses from continuing operations of $14.3 million.

The net cash used in investing activities of $31.7 million for the three month period ending August 31, 2022 represents purchases of property and equipment.

The net cash used in investing activities of $11.3 million for the three month period ending August 31, 2021 represents purchases of property and equipment.

The net cash provided by financing activities of $8.9 million for the three month period ending August 31, 2022 is primarily driven by the proceeds from the Starion term loans which total $15.0 million, as well as by equity contributions to 1.21 Gigawatts, a subsidiary of the Company, by noncontrolling interest of $1.7 million , partially offset by the extinguishment of the Vantage term loan totaling $7.1 million

The net cash provided by financing activities of $29.9 million for the three month period ending August 31, 2021 represents proceeds from the issuance of preferred stock $32.6 million offset by issuance costs of $2.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three month period ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 6, 2022, through an agreement between the Company and Sparkpool, Sparkpool agreed to forfeit to the Company shares of Common Stock that had been issued pursuant to the service agreement executed on March 19, 2021. Sparkpool ceased providing the contracted services for the Company, and agreed to forfeit shares to compensate for future services that will not be rendered. As a result of this agreement, 4,965,432 shares of Common Stock were forfeited and canceled by the Company.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2022)
3.2	Amended and Restated Bylaws, as amended from time to time (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 (Registration No. 333-258818), filed with the SEC on August 13, 2021)
10.1
Letter between Applied Blockchain, Inc. and Xsquared Holding Limited dated June 6, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2022)

10.2
Loan Agreement, dated as of July 25, 2022, by and among APLD Hosting, LLC, Starion Bank, and Applied Blockchain, Inc. as Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

10.3
Security Agreement, dated as of July 25, 2022, by and between APLD Hosting, LLC and Starion Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

10.4
Security Agreement, dated as of July 25, 2022, by and among APLD Hosting, LLC, Applied Blockchain, Inc. as Grantor, and Starion Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

10.5
Unlimited Commercial Corporate Guaranty of Applied Blockchain, Inc. dated as of July 25, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022)

10.6*	Hosting Agreement, dated as of July 12, 2022, by and between Marathon Digital Holdings, Inc. and Applied Blockchain, Inc.
31.1*	Chief Executive Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

Signatures
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED BLOCKCHAIN, INC.

Date: October 12, 2022	By:	/s/ Wesley Cummins
Wesley Cummins Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: October 12, 2022	By:	/s/ David Rench
David Rench Chief Financial Officer (Principal Financial Officer)