Form 10-Q
period 2022-11-30
Applied Blockchain, Inc.
filed 2023-01-10
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ and __________
Commission file number 001-31968
________________________
APPLIED DIGITAL CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Nevada	95-4863690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Turtle Creek, Blvd., Suite 2100, Dallas, TX	75219
(Address of Principal Executive Offices)	(Zip Code)
(214) 556-2465
Registrant's telephone number, including area code

Applied Blockchain, Inc.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of January 10, 2023, 94,474,316 shares of Common Stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of November 30, 2022 and May 31, 2022 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six month periods ended November 30, 2022 and November 30, 2021 (unaudited)	2
	Condensed Consolidated Statements of Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended November 30, 2022 and November 30, 2021 (unaudited)	3
	Condensed Consolidated Statements of Consolidated Statements of Changes in Stockholders’ Equity for the six month periods ended November 30, 2022 and November 30, 2021 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six month periods ended November 30, 2022 and November 30, 2021 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

Part II - Other Information

Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except number of shares and par value data)

	November 30, 2022	May 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$18,074	$46,299
Accounts receivable	276	227
Prepaid expenses and other current assets	2,397	1,336
Total current assets	20,747	47,862
Property and equipment, net	132,893	64,260
Right of use asset, net	12,353	6,408
Utility deposits	1,450	1,450
TOTAL ASSETS	$167,443	$119,980

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,472	$13,260
Current portion of lease liability	3,664	1,004
Current portion of term loan	4,122	1,333
Customer deposits	24,689	9,524
Current deferred revenue	29,394	3,877
Sales and use tax payable	865	—
Total current liabilities	70,206	28,998
Deferred tax liability	260	540
Long-term portion of lease liability	8,631	5,310
Long-term term loan	16,376	5,897
Total liabilities	$95,473	$40,745
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.001 par value, 166,666,667 shares authorized, 93,982,650 shares issued and 93,946,353 shares outstanding at November 30, 2022, and 97,837,703 shares issued and 97,801,406 shares outstanding at May 31, 2022	$94	$98
Additional paid in capital	150,695	128,293
Treasury stock, 36,300 shares at November 30, 2022 and May 31, 2022, at cost	(62)	(62)
Accumulated deficit	(87,218)	(56,070)
Total stockholders’ equity attributable to Applied Digital Corporation	63,509	72,259
Noncontrolling interest	8,461	6,976
Total Stockholders' equity (deficit) including noncontrolling interest	$71,970	$79,235
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$167,443	$119,980
and use t
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Revenues:
Hosting revenue	$12,340	$—	$19,264	$—

Cost of revenues	$11,812	$—	$17,905	$—
Gross profit	528	—	1,359	—

Costs and expenses:
Selling, general and administrative	$26,502	$1,181	$31,212	$14,216
Depreciation and amortization	703	174	1,001	177
Total costs and expenses	$27,205	$1,355	$32,213	$14,393
Operating loss	$(26,677)	$(1,355)	$(30,854)	$(14,393)

Other income (expense):
Interest Expense	$(385)	$—	$(741)	$—
Loss on extinguishment of debt	—	—	(94)	(1,342)
Total other expense, net	(385)	—	(835)	(1,342)
Net loss from continuing operations before income tax expenses	(27,062)	(1,355)	(31,689)	(15,735)
Income tax benefit (expense)	312	(214)	280	(214)
Net loss from continuing operations	(26,750)	(1,569)	(31,409)	(15,949)
Net gain from discontinued operations, net of income taxes	—	1,398	—	1,681
Net loss including noncontrolling interests	(26,750)	(171)	(31,409)	(14,268)
Net loss attributable to noncontrolling interest	(133)	—	(261)	—
Net loss attributable to Applied Digital Corporation	$(26,617)	$(171)	$(31,148)	$(14,268)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.29)	$(0.03)	$(0.34)	$(0.32)
Discontinued Operations	$—	$0.03	$—	$0.03
Basic and diluted net loss per share	$(0.29)	$—	$(0.34)	$(0.29)
Basic and diluted weighted average number of shares outstanding	93,422,427	53,396,920	93,263,266	49,143,981
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

Three Months Ended November 30, 2022
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated deficit	Total Stockholders Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, August 31, 2022	92,872,271	$93	$128,877	$(62)	$(60,601)	$68,307	$8,594	$76,901
Stock-based compensation	1,110,379	1	21,818	—	—	21,819	—	21,819
Net Loss	—	—	—	—	(26,617)	(26,617)	(133)	(26,750)
Balance, November 30, 2022	93,982,650	$94	$150,695	$(62)	$(87,218)	$63,509	$8,461	$71,970

Three Months Ended November 30, 2021

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders Equity	Total Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balance, August 31, 2021	660,000	15,135,000	1,304,000	29,902	45,037	53,396,920	53	43,925	(62)	(44,666)	(750)	44,287
Issuance of Preferred Stock	—	—	76,000	1,900	1,900	—	—	—	—	—	—	1,900
Issuance Costs of Preferred Stock	—	—	—	(228)	(228)	—	—	—	—	—	—	(228)
Net Loss	—	—	—	—	—	—	—	—	—	(171)	(171)	(171)
Balance, November 30, 2021	660,000	15,135,000	1,380,000	31,574	46,709	53,396,920	$53	43,925	(62)	(44,837)	(921)	45,788
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
(In thousands, except per share data)

Six Months Ended November 30, 2022
	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated deficit	Total Stockholders Equity	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, May 31, 2022	97,837,703	$98	$128,293	$(62)	$(56,070)	$72,259	$6,976	$79,235
Stock-based compensation	1,110,379	1	22,397	—	—	22,398	—	22,398
Capital contribution to noncontrolling interest	—	—	—	—	—	—	1,746	1,746
Stock Cancellation	(4,965,432)	(5)	5	—	—	—	—	—
Net Loss	—	—	—	—	(31,148)	(31,148)	(261)	(31,409)
Balance, November 30, 2022	93,982,650	$94	$150,695	$(62)	$(87,218)	$63,509	$8,461	$71,970

Six Months Ended November 30, 2021

	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders Deficit	Total Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2021	660,000	$15,135	—	$—	$15,135	27,195	$3,370	17,087	$1,849	1,511,061	$1	$13,882	$(62)	$(21,623)	$(2,583)	$12,552
Extinguishment of Debt	—	—	—	—	—	—	—	—	—	5,083,828	5	3,473	—	—	3,478	3,478
Issuance of Dividends to Preferred Stock	—	—	—	—	—	60,822	6,082	29,772	2,979	—	—	—	—	(8,946)	115	115
Conversion of Preferred Stock	—	—	—	—	—	(88,017)	(9,452)	(46,859)	(4,828)	28,765,308	29	14,251	—	—	—	—
Service agreement stock compensation	—	—	—	—	—	—	—	—	—	18,036,723	18	12,319	—	—	12,337	12,337
Issuance of Preferred Stock	—	—	1,380,000	34,500	34,500	—	—	—	—	—	—	—	—	—	—	34,500
Issuance Costs of Preferred Stock	—	—	—	(2,926)	(2,926)	—	—	—	—	—	—	—	—	—	—	(2,926)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,268)	(14,268)	(14,268)
Balance, November 30, 2021	660,000	$15,135	1,380,000	$31,574	$46,709	—	$—	—	$—	53,396,920	$53	$43,925	$(62)	$(44,837)	$(921)	$45,788
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)(In thousands of dollars)

	Six Months Ended
	November 30, 2022	November 30, 2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Applied Digital Corporation	$(31,148)	$(14,268)
Net loss from discontinued operations, net of income taxes	—	1,681
Net Loss attributable to noncontrolling interest	(261)	—
Net Income (loss) from continuing operations	(31,409)	(15,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	2,704	177
Loss on extinguishment of debt	94	1,342
Stock-Based Compensation	22,398	12,337
Lease Expense	97	28
Deferred Tax	(280)	214
Changes in assets and liabilities:
Accounts receivable	(49)	—
Prepaid expenses and other current assets	(1,061)	(1,644)
Customer deposits	15,165	—
Deferred revenue	25,517	—
Accounts payable and accrued liabilities	(5,745)	5,254
Sales and use tax payable	865	—
Lease Assets and Liabilities	(317)	(25)
Net cash provided by operating activities of continuing operations	27,979	1,734
Net cash provided by operating activities of discontinued operations	—	600
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,979	2,334
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(70,305)	(10,314)
Deposit on equipment	—	(23,230)
Net cash used in investing activities of continuing operations	(70,305)	(33,544)
Net cash provided by investing activities of discontinued operations	—	1,931
NET CASH USED IN INVESTING ACTIVITIES	(70,305)	(31,613)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of preferred stock	—	34,500
Repayment of finance leases	(778)	—
Preferred issuance costs	—	(2,926)
Term loan payoff	(7,056)	—
Proceeds from issuance of term loan	21,711	—
Term Loan Issuance Costs	(378)	—
Loan Payments	(1,102)	—
Payments of employee restricted stock tax withholdings	(43)	—
Equity contributions to subsidiaries	1,747	—
Net cash provided by financing activities of continuing operations	14,101	31,574
Net cash provided by financing activities of discontinued operations	—	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	14,101	31,574
NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(28,225)	2,295
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,299	11,750
CASH AND CASH EQUIVALENTS, END OF PERIOD	18,074	14,045
Less: cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations	$18,074	$14,045
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$707	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use asset obtained by lease obligation	$6,925	$1,291
Fixed assets in accounts payable	$3,466	$513
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Month Periods Ended November 30, 2022

1.BUSINESS AND ORGANIZATION
Applied Digital Corporation, f/k/a Applied Blockchain, Inc. (the “Company”), is a builder and operator of next-generation data centers across North America, which provide substantial computing power to high power computing applications such as blockchain infrastructure, nature language processing, and artificial intelligence. The Company has a colocation business model where customers place hardware they own into the Company’s facilities and the Company provides full operational and maintenance services for a fixed fee. The Company typically enters into long term fixed rate contracts with its customers.
On April 12, 2022, the Company effected a one-for-six (1:6) reverse split (the “Reverse Stock Split”) of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). All references to Common Stock, options to purchase common stock, restricted stock units, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares of the Company’s common stock were issued in connection with the Reverse Stock Split. Any fractional share resulting from the Reverse Stock Split was rounded down to the nearest whole share and the affected holder received cash in lieu of such fraction share.
On September 1, 2022, Company entered into a joint venture agreement with GMR Limited (“GMR”) to form Highland Digital Holdings, LLC (“Highland Digital”), which may acquire mining hardware and digital infrastructure assets. The Company and GMR each have a 50% ownership stake in Highland Digital. GMR is the controlling partner and will consolidate the results of Highland Digital in its financial statements. The Company will not consolidate Highland Digital in its financial statements, but will account for the entity under the equity method. As of November 30, 2022, the Company had a firm commitment of $0.6 million to Highland Digital.
On October 13, 2022, the Company entered into a joint venture agreement with Foundry Technologies, Inc. (“Foundry”) to form SAI Computing, LLC (“SAI”). SAI will provide artificial intelligence and machine learning application customers with access to machines and a hosting environment. The Company is currently expanding capacity at the Jamestown, North Dakota datacenter facility to provide access to SAI and its customers. The Company has an 98% ownership interest in SAI and plans to consolidate the entity.
2.LIQUIDITY AND FINANCIAL CONDITION
As of November 30, 2022, the Company had approximate cash and cash equivalents of $18.1 million and negative working capital of $49.5 million. Historically the Company has incurred losses and has relied on equity financings to fund its operations. Based on an analysis of cash flows, current net working capital, and expected operations revenue, the Company believes its current cash on hand is sufficient to meet its operating and capital requirement for at least next twelve months from the date these financial statements are issued.
3.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of May 31,

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022
2022 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim unaudited condensed Consolidated Financial Statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2022 filed with the SEC on August 29, 2022.
Significant Accounting Policies and Use of Estimates:
There were no material changes in the Company’s significant accounting policies for the three and six months ended November 30, 2022 as compared to the year ended May 31, 2022. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates the valuation allowance associated with the Company’s deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents in excess of federally insured limits potentially subject us to concentrations of credit risk, although the Company believes it is subject to minimal risk.

The Company has restricted cash related to its letter of credit. The Company is required to keep this balance in a separate account for the duration of the letter of credit agreement, which lasts through January 2024. The Company also has restricted cash related to its Starion Term Loan buy-down (as defined below). The following tables reconciles cash and cash equivalents and restricted cash to presentation on the balance sheet as of November 30, 2022, and May 31, 2022.

(in thousands)	November 30, 2022	May 31, 2022
Net Cash & Equivalents	$10,512	$38,798
Restricted Cash	$7,562	$7,501
Total Cash & Cash Equivalents	$18,074	$46,299
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022
4.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of November 30, 2022, and May 31, 2022:

(in thousands)	Estimated Useful Life	November 30, 2022	May 31, 2022
Hosting Equipment
Electric Generation and Transformers	15 years	$4,519	$4,338

Other Equipment and Fixtures	5 years-7 years	718	588
Construction in Progress		83,290	18,305
Information Systems and Software	5 years	11,116	9,608
Land & Building
Land		2,152	1,074
Land Improvements	15 years	1,259	1,180
Building	39 years	32,519	30,176
Total cost of property and equipment		135,572	65,269
Accumulated Depreciation		(2,679)	(1,009)
Property Plant and Equipment, Net		$132,893	$64,260
Depreciation expense from continuing operations totaled $0.8 million and $0.2 million and for the three months ended November 30, 2022 and 2021, respectively. Depreciation expense from continuing operations totaled $1.7 million and $0.2 million and for the six months ended November 30, 2022 and 2021, respectively.
5.REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue when promised services are transferred to customers in an amount that reflects the consideration to which the Company expects to be received in exchange for those services. The Company notes all revenue recognized from continuing operations during the quarter was received through hosting revenue.

Below is a summary of the Company’s revenue concentration by major customer for the three and six months ended November 30, 2022 and 2021, respectively.

	Three Months Ended November 30,
Customer	2022	2021
Customer A	32.6%	—%
Customer B	26.5%	—%
Customer C	16.2%	—%
Customer D	13.0%	—%
Customer E	11.8%	—%

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022

	Six Months Ended November 30,
Customer	2022	2021
Customer A	33.7%	—%
Customer B	21.5%	—%
Customer C	17.9%	—%
Customer D	14.2%	—%
Customer E	12.7%	—%

Remaining Performance Obligations
As of November 30, 2022, the Company had $29.4 million in deferred revenue, which represents the Company’s remaining performance obligations. The Company expects to recognize $29.4 million within the next 12 months.

Deferred Revenue
Changes in the Company's deferred revenue balances from hosting operations for the three and six months ended November 30, 2022 and 2021, respectively, are shown in the following table:

(in thousands)		(in thousands)
Three Months Ended November 30, 2022		Three Months Ended November 30, 2021
Balance at August 31, 2022	$19,193	Balance at May 31, 2021	$—
Advance billings	22,406	Advance billings	—
Revenue recognized	(12,340)	Revenue recognized	—
Other adjustments	$135	Other adjustments	$—
Balance at November 30, 2022	$29,394	Balance at November 30, 2021	$—

(in thousands)		(in thousands)
Six Months Ended November 30, 2022		Six Months Ended November 30, 2021
Balance at May 31, 2022	3,877	Balance at May 31, 2021	$—
Advance billings	44,646	Advance billings	—
Revenue recognized	(19,264)	Revenue recognized	—
Other adjustments	$135	Other adjustments	$—
Balance at November 30, 2022	$29,394	Balance at November 30, 2021	$—

Customer Deposits
Changes in the Company's customer deposits balances for the  three and six months ended November 30, 2022 and 2021, respectively, are shown in the following table:

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022

(in thousands)		(in thousands)
Three Months Ended November 30, 2022		Three Months Ended November 30, 2021
Balance at August 31, 2022	$14,111	Balance at August 31, 2021	$—
Customer deposits received	10,713	Customer deposits received	—
Customer deposits refunded	—	Customer deposits refunded	—
Other adjustments	$(135)	Other adjustments	$—
Balance at November 30, 2022	$24,689	Balance at November 30, 2021	$—

(in thousands)		(in thousands)
Six Months Ended November 30, 2022		Six Months Ended November 30, 2021
Balance at May 31, 2022	$9,524	Balance at May 31, 2021	$—
Customer deposits received	15,300	Customer deposits received	—
Customer deposits refunded	—	Customer deposits refunded	—
Other adjustments	$(135)	Other adjustments	$—
Balance at November 30, 2022	$24,689	Balance at November 30, 2021	$—

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

Related Party Note Payable

During the period ended November 30, 2021, a related party note payable was held by the CEO of the Company. During this period, the outstanding debt principal of $0.5 million and accrued interest of $1.6 million were converted to 5.1 million shares of Common Stock with a fair value of $0.75 per share which resulted in a loss on extinguishment of $1.3 million. Upon the consummation of an exchange agreement, the note payable was surrendered and cancelled, and all rights including rights to accrued interest due were extinguished.

Related Party Revenue

The Company has material transactions with two related parties Company A is a customer and is also the parent company of the minority member of the 1.21 Gigawatts joint venture.. Company B is a customer and is also the controlling member of the Highland Digital joint venture. Company B became a related party during September 2022. The following tables illustrate related party revenue for the three and six months ended November 30, 2022 and November 30, 2021.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022

	Revenue for the Three Months ended
(in thousands)	November 30, 2022	November 30, 2021
Customer A	$4,016	$—
Customer B	$5,043	$—

	Revenue for the Six Months ended
(in thousands)	November 30, 2022	November 30, 2021
Customer A	$6,469	$—
Customer B	$8,622	$—

The following tables illustrate related party deferred revenue and deposits balances as of November 30, 2022 and May 31, 2022.

	Customer A Balances as of
(in thousands)	November 30, 2022	May 31, 2022
Deferred revenue	$700	$1,721
Customer Deposits	$1,584	$1,719

	Customer B Balances as of
(in thousands)	November 30, 2022	May 31, 2022
Deferred revenue	$2,279	$888
Customer Deposits	$7,024	$6,508

7.DEBT

Letter of Credit

As of November 30, 2022 and May 31, 2022, the Company had a letter of credit totaling $7.5 million. As discussed in Footnote 3, the Company is required to maintain this amount in a separate cash balance, and therefore the cash is restricted. Further, the Company has no unused lines of credit as of November 30, 2022 or May 31, 2022, respectively.

Starion Term Loan

On July 25, 2022, APLD Hosting, LLC (the “Borrower”), a wholly-owned subsidiary of Applied Digital Corporation, entered into a Loan Agreement with Starion Bank (“Starion Lender”) and the Company as Guarantor (the “Starion Loan Agreement”). The Starion Loan Agreement provides for a term loan (the “Starion Term Loan”) in the principal amount of $15 million with a maturity date of July 25, 2027. The Starion Loan Agreement provides for an interest rate of 6.50% per annum. The Starion Loan Agreement contains customary covenants, representations and warranties and events of default. The Company is not subject to financial covenants until May 31, 2024. At that time, the Company will
11

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022
be subject to a debt service coverage ratio. Deferred financing costs related to the Starion Term Loan total $0.1 million.

The City of Jamestown, North Dakota and Stutsman County’s Economic Development Fund provides a multimillion-dollar economic development program, available to assist with expanding or relocating businesses. As part of financial packages, the Jamestown Stutsman Development Corporation (JSDC) makes direct loans, equity investments, and interest buy-downs to businesses. The Company has entered into an agreement with JDSC and Starion Bank which buys down the Company’s interest rate to 1.5% for a period of 13 months through a loan and community bond. The loan totals $0.2 million and bears an interest rate of 2%, and the bond totals $0.5 million.

In connection with the Starion Loan Agreement, the Company repaid all of the outstanding balance on the March 11, 2022 agreement between the Company and Vantage Bank Texas. This agreement included a promissory note agreement for $7.5 million for a five year term with an interest rate of 5% per annum.

Vantage Garden City Loan

On November 7, 2022, APLD – Rattlesnake Den I, LLC (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Vantage Bank Texas (“Vantage Lender”) and the Company, as guarantor, which agreement provides for a term loan in the principal amount of $15 million (the “Vantage Garden City Loan Agreement”). The Vantage Garden City Loan Agreement will be advanced in 16 installments for working capital needs for the Borrower’s datacenter in Garden City, Texas, with each installment not exceeding approximately $0.9 million for the costs and expenses of a building at the Company’s hosting facility in Garden City, Texas (the “Garden City Facility”). The unpaid principal amount of the Vantage Garden City Loan Agreement will bear interest at a fixed rate of 6.15% per annum, and the Borrower may prepay the Vantage Garden City Loan Agreement, in whole or in part, without the payment of any fee or penalty. The Vantage Garden City Loan Agreement matures April 26, 2028. The Vantage Garden City Loan Agreement contains customary representations, warranties, covenants and events of default. As of the date of this report, an aggregate amount of $6.6 million has been advanced under the Vantage Garden City Loan Agreement. Total deferred costs related to the issuance of this loan total are $0.2 million.

Below is a summary of the remaining principal payments due over the life of the Starion Loan Agreement and Vantage Garden City Loan Agreement notes as of November 30, 2022.

Year	Principal Payments (in thousands)
FY23	$1,537
FY24	5,415
FY25	5,783
FY26	4,033
FY27	3,373
Thereafter	526
Total Term Loan Remaining Payments	$20,667

12

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022
Below is a summary of Starion Loan Agreement Vantage Garden City Loan Agreement term loan balances, including current debt and deferred financing fees as of November 30, 2022 and May 31, 2022.

(in thousands)	November 30, 2022	May 31, 2022
Term Loan Balance	$20,667	$7,324
Less: Deferred Issuance Costs	(240)	(94)
Less: Current portion of Term Loan	(4,076)	(1,333)
Long-term Portion of Term Loan	$16,351	$5,897
8.     STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
The Company is authorized to issue 166,666,667 shares of Common Stock at $0.001 par value per share. As of November 30, 2022, 93,982,650 shares of Common Stock were issued and 93,946,353 shares were outstanding and as of May 31, 2022, 97,837,703 shares of Common Stock were issued and 97,801,406 shares were outstanding. All shares of Common Stock in this report reflect the one-for-six reverse stock split disclosed in Note 1 - Business and Organization.

Restricted Stock Awards
The Company has granted restricted stock awards to officers and directors. Each of the awards vests upon the completion of service conditions for specified times and a performance condition for the occurrence of an effective registration statement covering the resale of the shares of Common Stock comprising the stock award with the Securities and Exchange Commission (the “SEC”). The Company will recognize the cost of the restricted stock-based on the grant date fair value of the awards over the related vesting terms using a straight-line method when it is probable that the performance condition for the reserved underlying shares will be met.

The following is a summary of the activity and balances for unvested restricted stock awards granted for the six months ended November 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2022	$1,366,666	$8.04
Granted	77,500	$2.04
Vested	(952,500)	$7.55
Forfeited	—	$—
Outstanding as of November 30, 2022	491,666	$8.04

As of November 30, 2022, total expense to be recognized related to these awards was $0.9 million and the weighted average remaining recognition period for the unvested awards was 3 months.

Restricted Stock Units
The Company has granted restricted stock unit awards (“RSUs”) to certain consultants, in all cases as compensatory grants for consulting services rendered to the Company, which contain performance conditions that affect vesting. The Company will recognize the cost of these RSUs based on the grant date fair value of the awards when it is probable that the performance conditions will be achieved over the related vesting terms.
13

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022
Equity Plans
On October 9, 2021, the Company’s board of directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of November 30, 2022, the Company had issued approximately 8.0 million awards under the plans.

The following is a summary of the activity and balances for unvested restricted stock units granted for the six months ended November 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2022	1,791,666	$8.04
Granted	7,897,907	$2.32
Vested	(179,166)	$8.04
Forfeited	(445,749)	$7.65
Outstanding as of November 30, 2022	9,064,658	$3.07

As of November 30, 2022, total expense to be recognized related to these awards was $17.7 million and the weighted average remaining recognition period for the unvested awards was 23 months.
Share Forfeiture
On June 6, 2022, through an agreement between the Company and Sparkpool, Sparkpool agreed to forfeit shares of Common Stock that had been issued pursuant to the service agreement executed on March 19, 2021. Sparkpool ceased providing the contracted services for the Company, and agreed to forfeit shares to compensate for future services that will not be rendered. As a result of this agreement, 4,965,432 shares of Common Stock were forfeited and canceled by the Company.
9.     LEASES
During the six months ended November 30, 2022, the Company entered into 18 new leases, bringing the total number of leases to 39. The Company considered the nature of the leases under ASC 842 Leases and determined each of these leases represent finance leases. The weighted average term of the leases is 31 months and the weighted average discount rate of the leases is 7.50%. Total ROU assets entered into during the six months ended November 30, 2022 totaled $6.9 million.

10.    COMMITMENTS AND CONTINGENCIES
Commitments
As of November 30, 2022, the Company has commitments related to its term loan and lease agreements , which have been disclosed in Note 7 - Debt and Note 9 - Leases, respectively.

14

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022
Energy Commitment
The Company also has a commitment of approximately $24.2 million related to the energy services agreement for its Jamestown, North Dakota cohosting facility as of November 30, 2022. The minimum term of this agreement is five years, and will remain in effect on a year-to-year basis unless terminated by either party by notice given at least 365 calendar days in advance of termination. The commitment is fully due within the next year, as the Company commits to specific power consumption on an annual basis as part of the energy services agreement. The Company purchased approximately $10.3 million and zero in power under the energy services agreement during the three months ended November 30, 2022 and 2021, respectively. The Company purchased approximately $15.1 million and zero in power under the energy services agreement during the six months ended November 30, 2022 and 2021, respectively.

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of November 30, 2022 and May 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for this quarter’s earnings per share:

Basic and diluted loss per share:	Three Months Ended		Six Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Net loss from continuing operations	$(26,750)	$(1,569)	$(31,409)	$(15,949)
Net loss from discontinued operations, net of income taxes	—	1,398	—	1,681
Net loss including noncontrolling interests	(26,750)	(171)	(31,409)	(14,268)
Net loss attributable to noncontrolling interest	(133)	—	(261)	—
Net loss attributable to Applied Digital Corporation	$(26,617)	$(171)	$(31,148)	$(14,268)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.29)	$(0.03)	$(0.34)	$(0.32)
Discontinued Operations	$—	$0.03	$—	$0.03
Basic and diluted net loss per share	$(0.29)	$—	$(0.34)	$(0.29)
Basic and diluted weighted average number of shares outstanding	93,422,427	53,396,920	93,263,266	49,143,981

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Six Month Period Ended November 30, 2022
12. DISCONTINUED OPERATIONS
During February 2022, the Company implemented plans to cease all cryptomining operations and start the sale process of all cryptomining equipment. The Company ceased all crypto mining operations and completed the sale of the assets during the year ended May 31, 2022. The Company has no plans to return to crypto mining operations in the future as the Company grows. The results of these operations have been displayed as discontinued operations.Operating results of discontinued operations are summarized below:

	Three Months Ended		Six Months Ended
in thousands	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Cryptoasset mining revenue, net	$—	$1,426	$—	$2,038
Cost of sales	—	433	—	782
Gross profit	—	993	—	1,256
Impairment of cryptocurrency assets	—	(145)	—	(165)
Gain on Extinguishment of Accounts Payable	—	285	—	325
Gain on Sale of Fixed Assets		265		265
Net gain from discontinued operations	$—	$1,398	$—	$1,681

As of November 30, 2022 and May 31, 2022, the Company did not hold any cryptoassets.

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
•equipment failures, power or other supply disruptions; and

You should carefully review the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended May 31, 2022, which was filed on August 29, 2022, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.

Executive Overview

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We design, build, and operate Next-Gen datacenters which are designed to provide massive computing power and support high-compute applications. Our first facility was constructed in Jamestown, North Dakota with 100 Megawatts (“MW”) of capacity. We signed an energy services agreement with a utility to power this facility. We provide energized space for customers to host computing equipment. Initially, these datacenters primarily hosted servers serving the Bitcoin network, but these facilities can also host hardware for other applications such as artificial intelligence, protein sequencing, drug discovery, machine learning and additional blockchain networks and applications. During the quarter ended November 30, 2022, we began tests for hosting other high-compute applications at our first facility. In addition to this facility, we have substantially completed construction on our second facility in Garden City, Texas, and are mid-construction on our third facility, which is located in Ellendale, North Dakota. We have a colocation business model where our customers place hardware they own into our facilities and we provide full operational and maintenance services for a fixed fee. We typically enter into long-term fixed rate contracts with our customers.

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

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 3 – Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2022 filed with the SEC on August 29, 2022.

Hosting Operation Highlights

Applied Digital’s first facility is in Jamestown, North Dakota with capacity of 100 MW. The entire 100 MW of capacity has been fully contracted on multi-year contracts with our customers, providing revenue visibility for the Company. Additionally, the facility is powered through a five-year energy services agreement with a local utility, providing visibility into the cost structure as a stable pricing mechanism for energy costs has been negotiated.

The facility began energizing in late January 2022 and has over 90 MW online as of November 30, 2022. As previously reported in a Current Report on Form 8-K filed by the Company on July 18, 2022, there was an unexpected equipment failure at the substation powering the facility, resulting in a partial outage of approximately 50%. The power provider completed the required repairs in mid-August, fully restoring power capacity to Jamestown ahead of the schedule for early September. The Jamestown facility was not damaged and remains fully operational and capable of hosting the entire 100 MW of capacity. There were no reductions or interruptions in service for the three months ended November 30, 2022.

On July 12, 2022, the Company entered into a five-year hosting contract with Marathon Digital Holdings, Inc. ("Marathon") for 270 MW of mining capacity. As a result of this arrangement, the Company will supply Marathon with 90 MW of hosting capacity at its facility in Texas and 180 MW of hosting capacity at its second facility in North Dakota.

Discontinued Operations

During the fourth quarter of our last fiscal year, the Company ceased all crypto mining operations and completed the sale of all crypto mining equipment. The results of the crypto mining operations are accounted for as discontinued operations in our unaudited condensed consolidated financial statements.

Expansion Opportunities

On November 24, 2021, we entered into a letter of intent to develop a facility in Texas using 200 MW of wind power. On April 13, 2022, the Company entered into a 99-year ground lease in Garden City, Texas, with the intent to build our second datacenter facility on this site. On April 25, 2022 the Company began construction on this site. This facility is collocated with a wind farm and upon completion is expected to provide 200 MW of power to hosting customers. The facility is nearing completion and is expected to begin operating in the first calendar quarter of 2023. The 200 MW capacity is fully contracted with customers.

On August 8, 2022, the Company completed the purchase of 40 acres of land ("the Land") in Ellendale, North Dakota, for a total cost of $1 million. The Company took possession of the Land on August 15, 2022, and is process of building a 180 MW datacenter on the Land, with completion scheduled for the first calendar quarter of 2023.

As our hosting operations expand, we believe our business structure will become conducive to a real estate investment trust (“REIT”) structure, comparable to Digital Realty Trust (NYSE: DLR) and Equinix, Inc. (NASDAQ: EQIX), each of which is a traditional datacenter operator and Innovative Industrial Properties, Inc. (NYSE: IIPR), a specialty REIT that similarly services a new growth industry. We have begun to investigate the possibility, costs and benefits of converting to a REIT structure.

On September 1, 2022, Company entered into a joint-venture agreement with GMR Limited (“GMR”) to form Highland Digital Holdings, LLC (“Highland Digital”), which may acquire mining hardware and digital infrastructure assets. Both the Company and GMR have a 50% ownership stake in Highland Digital. GMR is the controlling partner and will consolidate the results of Highland Digital. Therefore, the Company will not consolidate the Highland in their financial statements, but will report results based on the Company’s ownership percentage in Highland Digital.
On October 13, 2022, the Company entered into a joint venture agreement with Foundry Technologies, Inc. (“Foundry”) to form SAI Computing, LLC (“SAI”). SAI will provide artificial intelligence and machine learning application customers with access to machines and a hosting environment. The Company is currently expanding capacity at the Jamestown, North Dakota datacenter facility to provide access to SAI and its customers. The Company has an 98% ownership interest in SAI and plans to consolidate the entity.

On December 14, 2022, the Company began construction of its latest specialized processing center, a 5 MW facility next to the Company’s currently operating 100-MW hosting facility in Jamestown, North Dakota. This separate and unique building, designed and purpose-built for Graphics Processing Units (“GPUs”), will sit separate from the Company’s current buildings and plans to host more traditional high performance computing (“HPC”) applications, such as natural language processing, machine learning, and additional HPC developments.

Changes to Equity
On April 12, 2022, the Company effected a one-for-six (1:6) reverse split (the “Reverse Stock Split”) of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). All references to Common Stock, options to purchase common stock, restricted stock units, share data, per share data and related information contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares of the Company’s common stock were issued in connection with the Reverse Stock Split. Any fractional share resulting from the Reverse Stock Split was rounded down to the nearest whole share and the affected holder received cash in lieu of such fraction share.
On January 14, 2022, the Company granted restricted stock awards to directors and officers and restricted stock units to certain consultants. Each of these awards and units contained a vesting condition of an effective registration statement covering the resale of the Common Stock underlying these awards. On October 11, 2022, the Securities and Exchange Commission declared the Company’s registration statement covering these awards to be effective. In conjunction with this registration statement being declared effective, awards for approximately 1.1 million shares of Common Stock vested.

Results of Operations Comparative Results for the Three and Six Months Ended November 30, 2022 and 2021:
The following table sets forth key components of the results of operations (in thousands) of Applied Digital during the three and six months ended November 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Revenues:
Hosting revenue	$12,340	$—	$19,264	$—

Cost of revenues	$11,812	$—	$17,905	$—
Gross profit	528	—	1,359	—

Costs and expenses:
Selling, general and administrative	$26,502	$1,181	$31,212	$14,216
Depreciation and amortization	703	174	1,001	177
Total costs and expenses	$27,205	$1,355	$32,213	$14,393
Operating loss	$(26,677)	$(1,355)	$(30,854)	$(14,393)

Other income (expense):
Interest Expense	$(385)	$—	$(741)	$—
Loss on extinguishment of debt	—	—	(94)	(1,342)
Total other expense, net	(385)	—	(835)	(1,342)
Net loss from continuing operations before income tax expenses	(27,062)	(1,355)	(31,689)	(15,735)
Income tax benefit (expense)	312	(214)	280	(214)
Net loss from continuing operations	(26,750)	(1,569)	(31,409)	(15,949)
Net loss from discontinued operations, net of income taxes	—	1,398	—	1,681
Net loss including noncontrolling interests	(26,750)	(171)	(31,409)	(14,268)
Net loss attributable to noncontrolling interest	(133)	—	(261)	—
Net loss attributable to Applied Digital Corporation	$(26,617)	$(171)	$(31,148)	$(14,268)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.29)	$(0.03)	$(0.34)	$(0.32)
Discontinued Operations	$—	$0.03	$—	$0.03
Basic and diluted net loss per share	$(0.29)	$—	$(0.34)	$(0.29)
Basic and diluted weighted average number of shares outstanding	93,422,427	53,396,920	93,263,266	49,143,981

Adjusted Amounts (a)
Adjusted Operating Loss from Continuing Operations	(3,700)	(1,004)	(6,596)	(403)
Adjusted Operating Margin from Continuing Operations	(30)%	—%	(34)%	—%
Adjusted Net Loss from Continuing Operations	(3,773)	(1,218)	(7,151)	(1,959)
Other Financial Data (a)
EBITDA	(25,109)	(1,181)	(28,244)	(15,558)
as a percentage of revenues	(203)%	—%	(147)%	—%
Adjusted EBITDA	(2,132)	(830)	(3,986)	(1,568)
as a percentage of revenues	(17)%	—%	(21)%	—%
Adjusted Gross Profit	1,509	—	3,176	—
as a percentage of revenues	12%	—%	16%	—%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of the MD&A.

Commentary on Results of Operations Comparative Results for the Three and Six Months Ended November 30, 2022 and 2021
Revenues
Hosting revenues increased by $12.3 million, or 100%, from zero for the three months ended November 30, 2021 to $12.3 million for the three months ended November 30, 2022. Hosting revenues increased by $19.3 million, or 100%, from zero for the six months ended November 30, 2021 to $19.3 million for the six months ended November 30, 2022. The increase in hosting revenues was driven by our completion of our first hosting facility in Jamestown, North Dakota, which was brought online in phases during the final six months of the fiscal year ended May 31, 2022.

Cost of Revenues
Cost of revenues increased by $11.8 million, or 100%, from zero for the three months ended November 30, 2021 to $11.8 million for the three months ended November 30, 2022. Cost of revenues increased by $17.9 million, or 100%, from zero for the six months ended November 30, 2021 to $17.9 million for the six months ended November 30, 2022. The increase in cost of revenues was primarily driven by the initiation of our co-hosting business in late fiscal year ended May 31, 2022, which represents all of our continuing operations.

Cost of revenues for the three months ended November 30, 2022 consists of $0.9 million of depreciation and amortization expense attributable to the property, plant and equipment at our Jamestown, North Dakota hosting facility, $10.3 million of energy costs used to generate our hosting revenues, and $0.7 million of personnel expenses for employees directly working at the hosting facility.

Cost of revenues for the six months ended November 30, 2022 consists of $1.7 million of depreciation and amortization expense attributable to the property, plant and equipment at our Jamestown, North Dakota hosting facility, $15.1 million of energy costs used to generate our hosting revenues, and $1.1 million of personnel expenses for employees directly working at the hosting facility.

Operating Expenses
Selling, general and administrative expenses increased by $25.3 million, or 2,142%, from $1.2 million for the three months ended November 30, 2021 to $26.5 million for the three months ended November 30, 2022. The three primary drivers of selling, general and administrative expense for the three months ended November 30, 2022 were $1.5 million of employee salaries and benefits expense not directly attributable to revenues, $1.2 million of professional service expenses incurred to support the growth of the business, and stock-based compensation expense of $21.8 million. The stock-based compensation expense is primarily driven by restricted stock award and restricted stock unit grants made to directors, officers, and consultants in January 2022 that contained a vesting condition related to an effective registration statement of shares covering the resale of the shares of Common Stock underlying the awards. The registration statement covering the resale of these shares was deemed effective during the three months ended November 30, 2022, leading to a catch-up of expense as required by ASC 718. There was no stock-based compensation expense recognized during the three months ended November 30, 2021.

Selling, general and administrative expenses increased by $17.0 million, or 120%, from $14.2 million for the six months ended November 30, 2021 to $31.2 million for the six months ended November 30, 2022. The three primary drivers of selling, general and administrative expense for the six months ended November 30, 2022 were $2.8 million of employee salaries and benefits expense not directly attributable to revenues, $2.3 million of professional service expenses incurred to support the growth of the business, and stock-based compensation expense of $22.4 million. The stock-based compensation expense is primarily driven by restricted stock award and restricted stock unit grants made to directors, officers, and consultants in January 2022 that contained a vesting condition related to an effective registration statement of shares covering the resale of the shares of Common Stock underlying the awards. The registration statement covering the resale of these shares was deemed effective during the six months ended November 30, 2022, leading to a catch-up of expense as required by ASC 718. During the six months ended November 30, 2021, the Company recognized stock-based compensation expense related to our service agreements with strategic partners, who provided advisory and consulting services in exchange for shares of common stock we issued to them. The awards were granted in June 2021 and vested immediately, as the services were fully rendered during the month of June 2021.

Depreciation and amortization expense not attributable to costs of sales increased $0.5 million, or 304%, from $0.2 million for the three months ended November 30, 2021 to $0.7 million for the three months ended November 30, 2022. Depreciation and amortization expense not attributable to costs of sales increased $0.8 million or 304%, from $0.2 million for the six months ended November 30, 2021 to $1.0 million for the six months ended November 30, 2022. Both changes were driven by a significant increase in assets placed in service between periods to support the growth of the business.

Other Expense
Interest expense increased $0.4 million, or 100% , from zero for the three months ended November 30, 2021 to $0.4 million for the three months ended November 30, 2022.

Interest expense increased $0.7 million, or 100% , from zero for the six months ended November 30, 2021 to $0.7 million for the six months ended November 30, 2022.

Both increases were driven by the increase in finance leases and change in the company’s debt obligations between periods, as APLD Hosting, LLC (“Hosting”), a wholly-owned subsidiary of Applied Digital Corporation, entered into the Loan Agreement with Starion Bank (“Starion Lender”) and the Company as Guarantor (the “Starion Loan Agreement”) for a term loan (the “Starion Term Loan”) in the three months ended November 30, 2022, and had previously entered into a term loan agreement with Vantage Bank, which was subsequently extinguished. The Starion Loan Agreement provides for an interest rate of 6.50% per annum. The Starion Term Loan is secured by a mortgage on the Company’s Jamestown, North Dakota property, and a security interest in substantially all of the assets of the Company as set forth in the Security Agreement dated as of July 25, 2022 by and between Hosting and the Starion Lender and a security interest in the form of a collateral assignment of the Company’s rights and interests in a master hosting agreement related to the Company’s Jamestown, North Dakota property and records and data relating thereto as set forth in the Security Agreement dated as of July 25, 2022 by and among Hosting, the Company as Grantor and the Starion Lender. In addition, the Company unconditionally guaranteed the Company’s obligations to the Starion Lender, including under the Starion Term Loan, pursuant to an Unlimited Commercial Corporate Guaranty of the Company dated as of July 25, 2022.

The City of Jamestown, North Dakota and Stutsman County’s Economic Development Fund provides a multimillion-dollar economic development program, available to assist with expanding or relocating businesses. As part of financial packages, the Jamestown Stutsman Development Corporation (JSDC) makes direct loans, equity investments, and interest buy-downs to businesses. The Company has entered into an agreement with JDSC and Starion Bank which which buys down the Company’s interest rate to 1.5% for a period of 13 months through a loan and community bond. The loan totals $0.2 million and bears an interest rate of 2%, and the bond totals $0.5 million.
On November 7, 2022, APLD – Rattlesnake Den I, LLC (the “Borrower”), a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Vantage Bank Texas (“Vantage Lender”) and the Company, as guarantor, which provides for a term loan in the principal amount of $15 million (the “Vantage Garden City Loan Agreement”). The Vantage Garden City Loan Agreement will be advanced in 16 installments for working capital needs for the Borrower’s datacenter in Garden City, Texas (the “Garden City Facility”), with each installment not exceeding $0.9 million for the costs and expenses of a building at the Garden City Facility. The unpaid principal amount of the Vantage Garden City Loan Agreement will bear interest at a fixed rate of 6.15% per annum, and the Borrower may prepay the Vantage Garden City Loan Agreement, in whole or in part, without the payment of any fee or penalty. The Vantage Garden City Loan Agreement matures April 26, 2028. The Vantage Garden City Loan Agreement contains customary representations, warranties, covenants and events of default. As of the date of this report, an aggregate amount of $6.6 million has been advanced under the Vantage Garden City Loan Agreement.

Loss on extinguishment of debt for the three months ended November 30, 2021 and for the three months ended November 30, 2022 was zero for both periods.

Loss on extinguishment of debt decreased $1.2 million, or 93%, from $1.3 million for the six months ended November 30, 2021 to $0.1 million for the six months ended November 30, 2022. This decrease was driven by the extinguishment of our related party notes payable by conversion to common stock during the six months ended November 30, 2021, compared to a smaller extinguishment of term debt that was recognized in the six months ended November 30, 2022.

Income tax benefit (expense)
The income tax benefit increased $0.5 million or 246% from a $0.2 million expense for the three months ended November 30, 2021 to a $0.3 million benefit for the three months ended November 30, 2022. Income tax benefit increased $0.5 million or 231% from a $0.2 million expense for the six months ended November 30, 2021 to approximately $0.3 million benefit for the six months ended November 30, 2022. This change was driven by a change in valuation allowance for the periods ended November 30, 2022 compared to the periods ended November 30, 2021.

Gain from Discontinued Operations
Beginning in the quarter ended August 31, 2021 (the first quarter of the fiscal year ended May 31, 2022), we began cryptoasset mining operations, using Nvidia GPU miners which we hosted at a facility operated by Coinmint. In the fiscal year ended May 31, 2022, we made the strategic decision to discontinue our mining operations and focus on hosting operations in the future. As a result of this strategic shift, our mining operations were reclassified as discontinued operations.

Gain from discontinued operations decreased $1.4 million, or 100%, from the three months ended November 30, 2021 to zero for the three months ended November 30, 2022. Gain from discontinued operations decreased $1.7 million, or 100%, from the six months ended November 30, 2021 to zero the six months ended November 30, 2022. The decrease was due to the fact that the Company no longer generates revenues from mining operations.

Non-GAAP Measures
Adjusted Operating Loss and Adjusted Net Loss
“Adjusted Operating Loss” and “Adjusted Net Loss” are non-GAAP measures that represents operating loss and net loss, respectively, from continuing operations excluding stock-based compensation and nonrecurring expenses. We believe these are useful metrics as they provide additional information regarding factors and trends affecting our business and provide perspective on results absent one-time or significant non-cash items. However, Applied Digital’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Digital’s computation of Adjusted Operating Loss and Adjusted Net Loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted Operating Loss and Adjusted Net Loss in the same fashion.

Because of these limitations, Adjusted Operating Loss and Adjusted Net Loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Applied Digital compensates for these limitations by relying primarily on its GAAP results and using Adjusted Operating Loss and Adjusted Net Loss on a supplemental basis. You should review the reconciliation of operating loss to Adjusted Operating Loss and net loss to Adjusted Net Loss above and not rely on any single financial measure to evaluate Applied Digital’s business.

EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, gain on extinguishment of accounts payable, loss on extinguishment of debt, and one-time professional service costs not directly related to the company’s offering and therefore not deferred under the guidance in ASC 340 and SAB Topic 5A. These costs have been adjusted as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of Applied Digital’s performance that is neither required by, nor presented in accordance with, GAAP. Applied Digital believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. We also believe EBITDA and Adjusted EBITDA are useful metrics to investors because they provide additional information regarding factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and because of their importance as measures of underlying operating performance, as the primary compensation performance measure under certain programs and plans. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, Applied Digital may incur future expenses similar to those excluded when calculating these measures. In addition, Applied Digital’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Digital’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Applied Digital compensates for these limitations by relying primarily on its GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA above and not rely on any single financial measure to evaluate Applied Digital’s business.
Adjusted Gross Profit
“Adjusted Gross Profit” is a non-GAAP measure that represents gross profit adjusted for depreciation expense within cost of revenues. We believe this is a useful metric as it provides additional information regarding gross profit aside from significant non-cash expense in depreciation. However, Applied Digital’s presentation of this measure should not be construed as an inference that its future results will be unaffected by other factors within cost of revenues. Applied Digital’s computation of Adjusted Gross Profit may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted Gross Profit in the same fashion.
Because of these limitations, Adjusted Gross Profit should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Applied Digital compensates for these limitations by relying primarily on its GAAP results and using Adjusted Gross Profit on a supplemental basis. You should review the reconciliation of gross profit to Adjusted Gross Profit above and not rely on any single financial measure to evaluate Applied Digital’s business.

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended		Six Months Ended
$ in thousands	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Adjusted operating loss
Operating Loss from Continuing Operations (GAAP)	$(26,677)	$(1,355)	$(30,854)	$(14,393)
Add: Stock-based compensation	21,819	—	22,398	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(285)	—	(325)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	664	636	1,072	636
Add: One-time electricity charges	114	—	114	—
Add: Other non-recurring expenses	380	—	580	—
Adjusted Operating Loss from Continuing Operations (Non-GAAP)	$(3,700)	$(1,004)	$(6,596)	$(403)
Adjusted operating margin from Continuing Operations	(30.0)%	—%	(34.2)%	—%

Adjusted net income (loss)
Net Loss from Continuing Operations (GAAP)	$(26,750)	$(1,569)	$(31,409)	$(15,949)
Add: Stock-based compensation	21,819	—	22,398	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(285)	—	(325)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	664	636	1,072	636
Add: One-time electricity charges	114	—	114	—
Add: Other non-recurring expenses	380	—	580	—
Adjusted net loss from Continuing Operations (Non-GAAP)	$(3,773)	$(1,218)	$(7,151)	$(1,959)

EBITDA and Adjusted EBITDA
Net Loss from Continuing Operations (GAAP)	$(26,750)	$(1,569)	$(31,409)	$(15,949)
Add: Interest Expense	385	—	741	—
Add: Income Tax Benefit (Expense)	(312)	214	(280)	214
Add: Depreciation and Amortization	1,568	174	2,704	177
EBITDA (Non-GAAP)	$(25,109)	$(1,181)	$(28,244)	$(15,558)
Add: Stock-based compensation	21,819	—	22,398	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(285)	—	(325)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	664	636	1,072	636
Add: One-time electricity charges	114	—	114	—
Add: Other non-recurring expenses	380	—	580	—
Adjusted EBITDA (Non-GAAP)	$(2,132)	$(830)	$(3,986)	$(1,568)

Adjusted Gross Profit
Gross profit (GAAP)	$528	$—	$1,359	$—
Add: Depreciation and amortization in cost of revenues	867	—	1,703	—
Add: One-time electricity charges	114	—	114	—
Adjusted Gross Profit (Non-GAAP)	$1,509	$—	$3,176	$—

The Sources of Liquidity
We have primarily generated cash in the last 12 months from the proceeds of our term loans, proceeds from our initial public offering, and the receipt of contractual deposits and revenue prepayments from hosting customers. On April 18, 2022, we received approximately $36 million in net proceeds from the issuance of 8 million shares of Common Stock in conjunction with the closing of our initial public offering. On July 25, 2022, the Company entered into the Starion Loan Agreement. The Starion Loan Agreement provides for the Starion Term Loan. A portion of the proceeds were used to pay down the Vantage term loan that was entered into on March 11, 2022.

The remaining proceeds of the term loan will be used for working capital needs for the operation of Phase I of the hosting facility in Jamestown, North Dakota.
On November 7, 2022, APLD – Rattlesnake Den I, LLC (the “Borrower”), a wholly-owned subsidiary of the Company, entered into the Vantage Garden City Loan Agreement. As of the date of this report, an aggregate amount of $6.6 million has been advanced under the Vantage Garden City Loan Agreement. The proceeds of the Vantage Garden City Loan will be used for the costs and expenses of a building at the Garden City Facility.

See Note 7 - Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Starion Term Loan and Vantage Garden City Loan.
During the three and six months ended November 30, 2022, we received $22.4 million and $44.6 million, respectively, in payments for future hosting services. During the fiscal year ended May 31, 2022, we generated revenue from crypto mining and co-hosting, but we have incurred net losses from operations. During the three and six months ended November 30, 2022, we have generated revenue from co-hosting, but have incurred net losses from operations. As of November 30, 2022 and May 31, 2022, we had cash of $18.1 million and $46.3 million, respectively, and an accumulated deficit of $87.2 million and $56.1 million, respectively.

Funding Requirements
We have experienced net losses through the periods ended November 30, 2022. Our transition to profitability is dependent on the successful operation of our co-hosting facilities. We believe that amounts we received from proceeds from our term loans, proceeds from our initial public offering, and revenue payments we have begun to achieve in our co-hosting operations since our first co-hosting facility was brought online in February 2022, after planned expenditures with respect to the items described in the section titled “Expansion Opportunities” above, will be sufficient to meet our working capital needs for at least the next 12 months and all of the Company’s known requirements and plans for cash.

We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations and as we bear the costs of being a public company. We believe that the significant investments in property and equipment will begin to decrease into calendar 2023 as we complete construction of additional capacity. We also expect that our revenues will increase as we continue to bring online additional capacity at our Jamestown, North Dakota, Garden City, Texas, and Ellendale, North Dakota locations.

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

Summary of Cash Flows
The following table provides information about Applied Digital’s net cash flow (in thousands) for the six months ended November 30, 2022 and 2021.

	Six Months Ended
$ in thousands	November 30, 2022	November 30, 2021
Net cash provided by operating activities	$27,979	$2,334
Net cash used in investing activities	(70,305)	$(31,613)
Net cash provided by financing activities	14,101	$31,574
Net change in cash and cash equivalents	(28,225)	$2,295
Cash and cash equivalents at beginning of year	46,299	$11,750
Cash and cash equivalents at end of period	$18,074	$14,045

The net cash generated by operating activities of $28.0 million for the six months ended November 30, 2022 consisted primarily of the non-cash expense adjustment for stock-based compensation totaling $22.4 million, and changes in customer deposits of $15.2 million and deferred revenue of $25.5 million, offset by a loss from continuing operations of $31.4 million and a decrease in accounts payable and accrued liabilities of $5.7 million. Both customer deposits and deferred revenue increased during the six months ended November 30, 2022 due to prepayments from new contracts as well as more cash being received than revenue recognized during the period.

The net cash generated by operating activities of $2.3 million for the six months ended November 30, 2021 consisted primarily of non-cash expense adjustment for stock-based compensation totaling $12.3 million, increase of accounts payable and accrued liabilities of $5.3 million, and loss on extinguishment of debt of $1.3 million, partially offset by an increase to prepaid expense and other current assets of $1.6 million, losses from continuing operations of $15.9 million and net cash used in operating activities of discontinued operations of $0.6 million.

The net cash used in investing activities of $70.3 million for the six months ended November 30, 2022 represents purchases of property and equipment.

The net cash used in investing activities of $31.6 million for the six months ended November 30, 2021 consists of purchases of property and equipment of $10.3 million and deposits on equipment of $23.2 million, partially offset by net cash provided by investing activities of discontinued operations of $1.9 million.

The net cash provided by financing activities of $14.1 million for the six months ended November 30, 2022 is primarily driven by the proceeds from the Starion Term Loan and the Vantage Garden City Loan, which total $21.7 million, as well as by equity contributions to 1.21 Gigawatts, a subsidiary of the Company, by noncontrolling interest of $1.7 million , partially offset by the extinguishment of the Vantage term loan totaling $7.1 million.

The net cash provided by financing activities of $31.6 million for the six months ended November 30, 2021 represents proceeds from the issuance of preferred stock $34.5 million, partially offset by issuance costs of $2.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
In connection with our initial public offering, we identified the following material weaknesses in the design of our internal controls, which could adversely affect:
•Our ability to record, process, summarize and report financial data.
•We have not yet designed and implemented user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel.
•We also do not have a properly designed internal control system that identifies critical processes and key controls.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above that are in process, that occurred during the three months ended November 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
None
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits [EXHIBIT LIST IS BEING CHECKED]

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1*	Second Amended and Restated Articles of Incorporation, as amended to date.
31.1*	Chief Executive Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

Signatures
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DIGITAL CORPORATION

Date: January 10, 2023	By:	/s/ Wesley Cummins
Wesley Cummins Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: January 10, 2023	By:	/s/ David Rench
David Rench Chief Financial Officer (Principal Financial Officer)