Form 10-Q
period 2023-02-28
Applied Digital Corp.
filed 2023-04-06
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of April 6, 2023, 94,901,529 shares of Common Stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of February 28, 2023 and May 31, 2022 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2023 and February 28, 2022 (unaudited)	2
	Condensed Consolidated Statements of Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended February 28, 2023 and February 28, 2022 (unaudited)	3
	Condensed Consolidated Statements of Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended February 28, 2023 and February 28, 2022 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2023 and February 28, 2022 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

Part II - Other Information

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures		30

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except number of shares and par value data)

	February 28, 2023	May 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$22,921	$46,299
Accounts receivable	82	227
Prepaid expenses and other current assets	1,387	1,336
Total current assets	24,390	47,862
Property and equipment, net	167,276	64,260
Right of use asset, net	12,911	6,408
Other Assets	3,030	1,450
TOTAL ASSETS	$207,607	$119,980

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,000	$13,260
Current portion of lease liability	4,193	1,004
Current portion of term loan	4,855	1,333
Customer deposits	36,370	9,524
Current deferred revenue	47,619	3,877
Sales and use tax payable	1,563	—
Total current liabilities	108,600	28,998
Deferred tax liability	260	540
Long-term portion of lease liability	8,490	5,310
Long-term term loan	18,862	5,897
Total liabilities	$136,212	$40,745
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 166,666,667 shares authorized, 99,471,127 shares issued and 94,469,399 shares outstanding at February 28, 2023, and 97,837,702 shares issued and 97,801,406 shares outstanding at May 31, 2022	$100	$98
Treasury stock, 5,001,728 shares at February 28, 2023 and 36,296 shares at May 31, 2022, at cost	(62)	(62)
Additional paid in capital	155,055	128,293
Accumulated deficit	(94,243)	(56,070)
Total stockholders’ equity attributable to Applied Digital Corporation	60,850	72,259
Noncontrolling interest	10,545	6,976
Total Stockholders' equity including noncontrolling interest	$71,395	$79,235
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$207,607	$119,980
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenues:
Hosting revenue	$14,090	$1,026	$33,354	$1,026

Cost of revenues	$10,533	$2,073	$28,438	$2,073
Gross profit	3,557	(1,047)	4,916	(1,047)

Costs and expenses:
Selling, general and administrative	$10,514	$1,370	$42,727	$15,585
Total costs and expenses	$10,514	$1,370	$42,727	$15,585
Operating loss	$(6,957)	$(2,417)	$(37,811)	$(16,632)

Other income (expense):
Interest Expense	$(384)	$—	$(1,125)	$—
Gain on extinguishment of accounts payable	—	80	—	405
Loss on extinguishment of debt	—	—	(94)	(1,342)
Total other expense, net	(384)	80	(1,219)	(937)
Net loss from continuing operations before income tax expenses	(7,341)	(2,337)	(39,030)	(17,569)
Income tax benefit (expense)	—	(60)	280	(274)
Net loss from continuing operations	(7,341)	(2,397)	(38,750)	(17,843)
Net gain from discontinued operations, net of income taxes	—	(4,048)	—	(2,870)
Net loss including noncontrolling interests	(7,341)	(6,445)	(38,750)	(20,713)
Net loss attributable to noncontrolling interest	(316)	—	(577)	—
Net loss attributable to Applied Digital Corporation	$(7,025)	$(6,445)	$(38,173)	$(20,713)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.08)	$(0.04)	$(0.41)	$(0.35)
Discontinued Operations	$—	$(0.08)	$—	$(0.06)
Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.41)	$(0.41)
Basic and diluted weighted average number of shares outstanding	94,119,944	53,396,920	93,545,687	50,546,048
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except share data)

Three Months Ended February 28, 2023
	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated deficit	Total Stockholders Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, November 30, 2022	98,948,081	$99	(5,001,728)	$(62)	$150,690	$(87,218)	$63,509	$8,461	$71,970
Issuance of common stock - vesting of restricted stock units	523,046	1	—	—	(115)	—	(114)	—	(114)
Stock-based compensation	—	—	—	—	4,480	—	4,480	—	4,480
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	2,400	2,400
Net Loss	—	—	—	—	—	(7,025)	(7,025)	(316)	(7,341)
Balance, February 28, 2023	99,471,127	$100	(5,001,728)	$(62)	$155,055	$(94,243)	$60,850	$10,545	$71,395

Three Months Ended February 28, 2022
	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount
Balance, November 30, 2021	660,000	$15,135	1,380,000	$31,574	$46,709	53,396,920	$320	(36,296)	$(62)	$43,657	$(44,837)	$(922)
Preferred Stock Dividends Accrued	16,086	402	33,624	840	1,242	—	—	—	$—	—	(1,242)	(1,242)
Net Loss	—	—	—	—	—	—	—	—	$—	—	(6,445)	(6,445)
Balance, February 28, 2022	676,086	$15,537	1,413,624	$32,414	$47,951	53,396,920	$320	(36,296)	$(62)	$43,657	$(52,524)	$(8,609)
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
(In thousands, except per share data)

Nine Months Ended February 28, 2023
	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated deficit	Total Stockholders Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2022	97,837,702	$98	(36,296)	$(62)	$128,293	$(56,070)	$72,259	$6,976	$79,235
Issuance of common stock - vesting of restricted stock units	1,633,425	2	—	—	(116)	—	(114)	—	(114)
Stock-based compensation	—	—	—	—	26,878	—	26,878	—	26,878
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	4,146	4,146
Common stock forfeited	—	—	(4,965,432)	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(38,173)	(38,173)	(577)	(38,750)
Balance, February 28, 2023	99,471,127	$100	(5,001,728)	$(62)	$155,055	$(94,243)	$60,850	$10,545	$71,395

Nine Months Ended February 28, 2022
	Series C Convertible Redeemable Preferred Stock		Series D Convertible Redeemable Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders Deficit
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2021	660,000	$15,135	—	$—	$15,135	27,195	$3,370	17,087	$1,849	1,511,061	$9	(36,296)	$(62)	$13,874	$(21,623)	$(2,583)
Extinguishment of Debt	—	—	—	—	—	—	—	—	—	5,083,828	31	—	—	3,446	—	3,477
Issuance of Dividends to Preferred Stock	—	—	—	—	—	60,822	6,082	29,772	2,979	—	—	—	—	—	(8,946)	115
Conversion of Preferred Stock	—	—	—	—	—	(88,017)	(9,452)	(46,859)	(4,828)	28,765,308	172	—	—	14,108	—	—
Service agreement stock compensation	—	—	—	—	—	—	—	—	—	18,036,723	108	—	—	12,229	—	12,337
Issuance of Preferred Stock	—	—	1,380,000	34,500	34,500	—	—	—	—	—	—	—	—	—	—	—
Issuance Costs of Preferred Stock	—	—	—	(2,926)	(2,926)	—	—	—	—	—	—	—	—	—	—	—
Preferred Stock Dividends Accrued	16,086	402	33,624	840	1,242	—	—	—	—	—	—	—		—	(1,242)	(1,242)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$(20,713)	(20,713)
Balance, February 28, 2022	676,086	$15,537	1,413,624	$32,414	$47,951	—	$—	—	$—	53,396,920	$320	(36,296)	$(62)	$43,657	$(52,524)	$(8,609)
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)(In thousands)

	Nine Months Ended
	February 28, 2023	February 28, 2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Applied Digital Corporation	$(38,173)	$(20,713)
Net loss from discontinued operations, net of income taxes	—	(2,870)
Net loss attributable to noncontrolling interest	(577)	—
Net loss from continuing operations	(38,750)	(17,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	4,631	245
Gain on extinguishment of accounts payable	—	(405)
Loss on extinguishment of debt	94	1,342
Stock-Based Compensation	26,878	12,337
Lease Expense	246	136
Deferred Tax	(280)	274
Changes in assets and liabilities:
Accounts receivable	145	12
Prepaid expenses and other current assets	(51)	(2,091)
Customer deposits	26,846	2,126
Deferred revenue	43,742	2,883
Accounts payable and accrued liabilities	(10,020)	4,479
Sales and use tax payable	1,563	—
Interest on finance leases	(104)	—
Lease Assets and Liabilities	(796)	(233)
Net cash provided by operating activities of continuing operations	54,144	3,262
Net cash provided by operating activities of discontinued operations	—	966
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,144	4,228
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(96,214)	(28,180)
Investments in private companies	(100)	—
Net cash used in investing activities of continuing operations	(96,314)	(28,180)
Net cash used in investing activities of discontinued operations	—	(7,408)
NET CASH USED IN INVESTING ACTIVITIES	(96,314)	(35,588)
Issuance of preferred stock	—	34,500
Repayment of finance leases	(1,635)	(2)
Preferred issuance costs	—	(2,927)
Term loan payoff	(7,056)	—
Proceeds from issuance of term loan	25,567	—
Term Loan Issuance Costs	(333)	—
Loan Payments	(1,784)	—
Payments of employee restricted stock tax withholdings	(114)	—
Noncontrolling interest contributions	4,147	—
Net cash provided by financing activities of continuing operations	18,792	31,571
Net cash provided by financing activities of discontinued operations	—	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	18,792	31,571
NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	(23,378)	211
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,299	11,750
CASH AND CASH EQUIVALENTS, END OF PERIOD	22,921	11,961
Less: cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations	$22,921	$11,961
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,118	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Right-of-use asset obtained by lease obligation	$8,693	$1,207
Fixed assets in accounts payable	$9,384	$12,156
See Accompanying Notes to the Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Month Periods Ended February 28, 2023

1.BUSINESS AND ORGANIZATION
Applied Digital Corporation, f/k/a Applied Blockchain, Inc. (the “Company”), is a builder and operator of Next-Gen data centers across North America, which provide substantial computing power to high power computing applications such as blockchain infrastructure, nature language processing, and artificial intelligence. The Company has a colocation business model where customers place hardware they own into the Company’s facilities and the Company provides full operational and maintenance services for a fixed fee. The Company typically enters into long term fixed rate contracts with its customers.
On April 12, 2022, the Company effected a one-for-six (1:6) reverse split (the “Reverse Stock Split”) of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). All references to Common Stock, options to purchase common stock, restricted stock units, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. No fractional shares of the Company’s common stock were issued in connection with the Reverse Stock Split. Any fractional share resulting from the Reverse Stock Split was rounded down to the nearest whole share and the affected holder received cash in lieu of such fractional share.
On September 1, 2022, Company entered into a joint venture agreement with GMR Limited (“GMR”) to form Highland Digital Holdings, LLC (“Highland Digital”), which may acquire mining hardware and digital infrastructure assets. The Company and GMR each have a 50% ownership stake in Highland Digital. GMR is the controlling partner and will consolidate the results of Highland Digital in its financial statements. The Company will not consolidate Highland Digital in its financial statements, but will account for the entity under the equity method. In the Quarterly Report on Form 10-Q filed for the quarter ended November 30, 2022, Company had disclosed a firm commitment of $0.6 million to Highland Digital. During the period ended February 28, 2023, the Company’s obligation to fulfill that commitment was relieved, and the Company no longer has such commitment.
On February 17, 2023, the Company entered into a letter of credit agreement with Frost Bank for $7.0 million to secure the Company’s power contract at the Ellendale, North Dakota facility. The agreement runs through February 2024.
2.LIQUIDITY AND FINANCIAL CONDITION
As of February 28, 2023, the Company had approximate cash and cash equivalents of $22.9 million and negative working capital of $84.2 million. Historically the Company has incurred losses and has relied on equity and debt financings to fund its operations. Based on an analysis of cash flows, current net working capital, and expected operations revenue, the Company believes its current cash on hand is sufficient to meet its operating and capital requirement for at least next twelve months from the date these financial statements are issued.
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
For the Three and Nine Month Period Ended February 28, 2023
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
Significant Accounting Policies and Use of Estimates:
There were no material changes in the Company’s significant accounting policies for the three and nine months ended February 28, 2023 as compared to the year ended May 31, 2022. See Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2022, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates of the valuation allowance associated with the Company’s deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. The Company’s cash equivalents in excess of federally insured limits potentially subject us to concentrations of credit risk, although the Company believes it is subject to minimal risk.

The Company has restricted cash related to its letters of credit that it holds with Vantage Bank and Frost Bank. The Company is required to keep these balances in separate accounts for the duration of the letter of credit agreements, which last through January 2024 and February 2024, respectively. The Company also has restricted cash related to its Starion Term Loan Buy-Down (as defined below). The following table reconciles cash and cash equivalents and restricted cash to presentation on the balance sheet as of February 28, 2023 and May 31, 2022.

(in thousands)	February 28, 2023	May 31, 2022
Net Cash & Equivalents	$8,421	$38,798
Restricted Cash	$14,500	$7,501
Total Cash & Cash Equivalents	$22,921	$46,299
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023
Reclassifications
Within the Condensed Consolidated Financial Statements certain immaterial amounts have been     reclassified to conform with current period presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.
4.PROPERTY AND EQUIPMENT AND DEPOSITS ON EQUIPMENT
Property and equipment consisted of the following as of February 28, 2023, and May 31, 2022:

(in thousands)	Estimated Useful Life	February 28, 2023	May 31, 2022
Hosting Equipment
Electric Generation and Transformers	15 years	$4,520	$4,338

Other Equipment and Fixtures	5 years-7 years	1,034	588
Construction in Progress		109,822	18,305
Information Systems and Software	5 years	11,229	9,608
Land & Building
Land		2,152	1,074
Land Improvements	15 years	1,285	1,180
Building	39 years	33,008	30,176
Deposits on Equipment		7,816	—
Total cost of property and equipment		170,865	65,269
Accumulated Depreciation		(3,590)	(1,009)
Property and Equipment, Net		$167,276	$64,260
Depreciation expense from continuing operations totaled $0.9 million and $0.2 million and for the three months ended February 28, 2023 and 2022, respectively. Depreciation expense from continuing operations totaled $2.6 million and $0.2 million and for the nine months ended February 28, 2023 and 2022, respectively. Construction in progress as of February 28, 2023 represents assets not placed into service at the Company’s Garden City, Texas and Ellendale, North Dakota locations, which were not operational as of February 28, 2023.
5.REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company recognizes revenue when promised services are transferred to customers in an amount that reflects the consideration which the Company expects to be received in exchange for those services. The Company notes all revenue recognized from continuing operations during the quarter was received through hosting revenue.

Below is a summary of the Company’s revenue concentration by major customer for the three and nine months ended February 28, 2023 and 2022, respectively.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023

	Three Months Ended February 28,
Customer	2023	2022
Customer A	26%	62%
Customer B	25%	—%
Customer C	16%	16%
Customer D	13%	9%
Customer E	13%	13%
Others	7%	—%

	Nine Months Ended February 28,
Customer	2023	2022
Customer A	31%	62%
Customer B	23%	—%
Customer C	17%	16%
Customer D	14%	9%
Customer E	13%	13%
Others	3%	—%

Remaining Performance Obligations
As of February 28, 2023, the Company had $47.6 million in deferred revenue, which represents the Company’s remaining performance obligations. The Company expects to recognize the entire $47.6 million within the next 12 months.

Deferred Revenue
Changes in the Company's deferred revenue balances from hosting operations for the three and nine months ended February 28, 2023 and 2022, respectively, are shown in the following table:

(in thousands)		(in thousands)
Three Months Ended February 28, 2023		Three Months Ended February 28, 2022
Balance at November 30, 2022	$29,394	Balance at November 30, 2021	$—
Advance billings	$32,315	Advance billings	$3,909
Revenue recognized	$(14,090)	Revenue recognized	$(1,026)
Other adjustments	$—	Other adjustments	$—
Balance at February 28, 2023	$47,619	Balance at February 28, 2022	$2,883

(in thousands)		(in thousands)
Nine Months Ended February 28, 2023		Nine Months Ended February 28, 2022
Balance at May 31, 2022	$3,877	Balance at May 31, 2021	$—
Advance billings	$76,961	Advance billings	$3,909
Revenue recognized	$(33,354)	Revenue recognized	$(1,026)
Other adjustments	$135	Other adjustments	$—
Balance at February 28, 2023	$47,619	Balance at February 28, 2022	$2,883

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023

Customer Deposits
Changes in the Company's customer deposits balances for the  three and nine months ended February 28, 2023 and 2022, respectively, are shown in the following table:

(in thousands)		(in thousands)
Three Months Ended February 28, 2023		Three Months Ended February 28, 2022
Balance at November 30, 2022	$24,689	Balance at November 30, 2021	$—
Customer deposits received	$11,681	Customer deposits received	$5,645
Customer deposits refunded	$—	Customer deposits refunded	$—
Other adjustments	$—	Other adjustments	$—
Balance at February 28, 2023	$36,370	Balance at February 28, 2022	$5,645

(in thousands)		(in thousands)
Nine Months Ended February 28, 2023		Nine Months Ended February 28, 2022
Balance at May 31, 2022	$9,524	Balance at May 31, 2021	$—
Customer deposits received	$26,980	Customer deposits received	$5,645
Customer deposits refunded	$—	Customer deposits refunded	$—
Other adjustments	$(135)	Other adjustments	$—
Balance at February 28, 2023	$36,370	Balance at February 28, 2022	$5,645

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

Related Party Note Payable

During the period ended February 28, 2022, a related party note payable was held by the CEO of the Company. During this period, the outstanding debt principal of $0.5 million and accrued interest of $1.6 million were converted to 5.1 million shares of Common Stock with a fair value of $0.75 per share which resulted in a loss on extinguishment of $1.3 million. Upon the consummation of an exchange agreement, the note payable was surrendered and cancelled, and all rights including rights to accrued interest due were extinguished.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023
Related Party Revenue

The Company has material transactions with two related parties Company A is a customer and is also the parent company of the minority member of the 1.21 Gigawatts joint venture.. Company B is a customer and is also the controlling member of the Highland Digital joint venture. Company B became a related party during September 2022. The following tables illustrate related party revenue for the three and nine months ended February 28, 2023 and February 28, 2022.

	Revenue for the Three Months ended
(in thousands)	February 28, 2023	February 28, 2022
Customer A	$3,700	$634
Customer B	$5,828	$392

	Revenue for the Nine Months ended
(in thousands)	February 28, 2023	February 28, 2022
Customer A	$10,169	$634
Customer B	$14,450	$392

The following tables illustrate related party deferred revenue and deposits balances as of February 28, 2023 and May 31, 2022.

	Customer A Balances as of
(in thousands)	February 28, 2023	May 31, 2022
Deferred revenue	$1,616	$1,721
Customer Deposits	$1,584	$1,719

	Customer B Balances as of
(in thousands)	February 28, 2023	May 31, 2022
Deferred revenue	$2,997	$1,150
Customer Deposits	$7,214	$5,048

7.DEBT

Letter of Credit

As of February 28, 2023 and May 31, 2022, the Company had letters of credit with Vantage Bank and Frost Bank that together total $14.5 million. As discussed in Footnote 3, the Company is required to maintain theses amount in separate cash balance, and therefore the cash is restricted. Further, the Company had no unused lines of credit as of February 28, 2023 or May 31, 2022, respectively.

11

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023
Starion Term Loan

On July 25, 2022, APLD Hosting, LLC, a wholly-owned subsidiary of Applied Digital Corporation, entered into a Loan Agreement with Starion Bank and the Company as Guarantor (the “Starion Loan Agreement”). The Starion Loan Agreement provides for a term loan (the “Starion Term Loan”) in the principal amount of $15 million with a maturity date of July 25, 2027. The Starion Loan Agreement provides for an interest rate of 6.50% per annum. The Starion Loan Agreement contains customary covenants, representations and warranties and events of default. The Company is not subject to financial covenants until May 31, 2024. At that time, the Company will be subject to a debt service coverage ratio. Deferred financing costs related to the Starion Term Loan total $0.1 million.

The City of Jamestown, North Dakota and Stutsman County’s Economic Development Fund provides a multimillion-dollar economic development program, available to assist with expanding or relocating businesses. As part of financial packages, the Jamestown Stutsman Development Corporation (JSDC) makes direct loans, equity investments, and interest buy-downs to businesses. The Company has entered into an agreement with JDSC and Starion Bank which buys down the Company’s interest rate to 1.5% for a period of 13 months through a loan and community bond (the “Starion Term Loan Buy-Down”). The loan totals $0.2 million and bears an interest rate of 2%, and the bond totals $0.5 million.

In connection with the Starion Loan Agreement, the Company repaid all of the outstanding balance on the March 11, 2022 agreement between the Company and Vantage Bank Texas. This agreement included a promissory note agreement for $7.5 million for a five year term with an interest rate of 5% per annum.

Vantage Garden City Loan

On November 7, 2022, APLD – Rattlesnake Den I, LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Vantage Bank Texas and the Company, as guarantor, which agreement provides for a term loan in the principal amount of $15 million (the “Vantage Garden City Loan Agreement”). The Vantage Garden City Loan Agreement will be advanced in 16 installments for working capital needs for the Borrower’s datacenter in Garden City, Texas, with each installment not exceeding approximately $0.9 million for the costs and expenses of a building at the Company’s hosting facility in Garden City, Texas (the “Garden City Facility”). The unpaid principal amount of the Vantage Garden City Loan Agreement will bear interest at a fixed rate of 6.15% per annum, and the Borrower may prepay the Vantage Garden City Loan Agreement, in whole or in part, without the payment of any fee or penalty. The Vantage Garden City Loan Agreement matures April 26, 2028. The Vantage Garden City Loan Agreement contains customary representations, warranties, covenants and events of default. As of February 28, 2023, an aggregate amount of $10.3 million has been advanced under the Vantage Garden City Loan Agreement. Total deferred costs related to the issuance of this loan total are $0.2 million.

Starion Ellendale Loan

On February 16, 2023, APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Starion Bank and the Company as Guarantor (the “Ellendale Loan Agreement”). The Ellendale Loan Agreement provides for a term loan in the principal amount of $20 million with a maturity date of February 3, 2028. The Loan Agreement contains customary covenants, representations and warranties and events of default. The Loan Agreement provides for an interest rate of 7.48% per annum. The proceeds of the Loan will be used to fund expansion on the Ellendale hosting datacenter.
12

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023
As of February 28, 2023, the Company had not received funding from the Ellendale Loan Agreement, and accordingly no amounts have been included in the tables below.

Remaining Principal Payments and Term Loan Balances

Below is a summary of the remaining principal payments due over the life of the term loans as of February 28, 2023.

Year	Principal Payments (in thousands)
FY23	$901
FY24	5,502
FY25	5,887
FY26	6,231
FY27	5,004
Thereafter	526
Total Term Loan Remaining Payments	$24,051

Below is a summary of the Company’s term loan balances, including current debt and deferred financing fees as of February 28, 2023 and May 31, 2022.

(in thousands)	February 28, 2023	May 31, 2022
Term Loan Balance	$24,051	$7,324
Less: Deferred Issuance Costs	(333)	(94)
Less: Current portion of Term Loan	(4,855)	(1,333)
Long-term Portion of Term Loan	$18,862	$5,897

8.     STOCKHOLDERS’ EQUITY
Common Stock
The table below illustrates the Company’s common stock balances as February 28, 2023 and May 31, 2022.

	Share Amounts As Of
	February 28, 2023	May 31, 2022
Authorized to Issue	166,666,667	166,666,667
Issued	99,471,127	97,837,702
Outstanding	94,469,399	97,801,406

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
For the Three and Nine Month Period Ended February 28, 2023
related vesting terms using a straight-line method when it is probable that the performance condition for the reserved underlying shares will be met.

The following is a summary of the activity and balances for unvested restricted stock awards granted for the nine months ended February 28, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2022	1,366,666	$8.04
Granted	77,500	$2.04
Vested	(1,048,333)	$7.60
Forfeited	—	$—
Outstanding as of February 28, 2023	395,833	$8.04

As of February 28, 2023, total remaining expense to be recognized related to these awards was $0.2 million and the weighted average remaining recognition period for the unvested awards was one month.

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
Equity Plans
On October 9, 2021, the Company’s board of directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of February 28, 2023, the Company had issued approximately 8.0 million awards under the plans.

The following is a summary of the activity and balances for unvested restricted stock units granted for the nine months ended February 28, 2023:

14

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2022	1,791,666	$8.04
Granted	7,897,907	$2.32
Vested	(630,529)	$5.33
Forfeited	(473,748)	$7.32
Outstanding as of February 28, 2023	8,585,296	$3.01

As of February 28, 2023, total remaining expense to be recognized related to these awards was $13.3 million and the weighted average remaining recognition period for the unvested awards was 20 months.
Share Forfeiture
On June 6, 2022, through an agreement between the Company and Xsquared Holding Limited (“Sparkpool”), Sparkpool agreed to forfeit shares of Common Stock that had been issued pursuant to the service agreement executed on March 19, 2021. Sparkpool ceased providing the contracted services for the Company, and agreed to forfeit shares to compensate for future services that will not be rendered. As a result of this agreement, 4,965,432 shares of Common Stock were forfeited and returned to the Company and placed in treasury.
9.     LEASES
During the nine months ended February 28, 2023, the Company entered into twenty-five new leases, bringing the total number of leases to 44. The Company considered the nature of the leases under ASC 842 Leases and determined each of these leases represent finance leases. The weighted average term of the leases is 30 months and the weighted average discount rate of the leases is 7.87%. Total ROU assets entered into during the nine months ended February 28, 2023 totaled $8.7 million.

10.    COMMITMENTS AND CONTINGENCIES
Commitments
As of February 28, 2023, the Company has commitments related to its term loan and lease agreements , which have been disclosed in Note 7 - Debt and Note 9 - Leases, respectively.

Energy Commitment
The Company also has an annual minimum commitment of approximately $24.2 million related to the energy services agreement for its Jamestown, North Dakota cohosting facility as of February 28, 2023. The minimum term of this agreement is five years, and will remain in effect on a year-to-year basis unless terminated by either party by notice given at least 365 calendar days in advance of termination. The commitment is fully due within the next year, as the Company commits to specific power consumption on an annual basis as part of the energy services agreement.

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of February 28, 2023 and May 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
15

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023

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

Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

Basic and diluted loss per share:	Three Months Ended		Nine Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net loss from continuing operations	$(7,341)	$(2,397)	$(38,750)	$(17,843)
Net loss from discontinued operations, net of income taxes	—	(4,048)	—	(2,870)
Net loss including noncontrolling interests	(7,341)	(6,445)	(38,750)	(20,713)
Net loss attributable to noncontrolling interest	(316)	—	(577)	—
Net loss attributable to Applied Digital Corporation	$(7,025)	$(6,445)	$(38,173)	$(20,713)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.08)	$(0.04)	$(0.41)	$(0.35)
Discontinued Operations	$—	$(0.08)	$—	$(0.06)
Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.41)	$(0.41)
Basic and diluted weighted average number of shares outstanding	94,119,944	53,396,920	93,545,687	50,546,048
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

	Three Months Ended		Nine Months Ended
in thousands	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Cryptoasset mining revenue, net	$—	$907	$—	$2,945
Cost of sales	—	628	—	1,589
Gross profit	—	279	—	1,356
Impairment of cryptocurrency assets	—	(225)	—	(390)
Loss on the sale of fixed assets	$—	(578)	$—	(582)
Loss on the reclassification of fixed assets		(3,524)		(3,254)
Net loss from discontinued operations	$—	$(4,048)	$—	$(2,870)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Three and Nine Month Period Ended February 28, 2023
As of February 28, 2023 and May 31, 2022, the Company did not hold any cryptoassets.
13. SUBSEQUENT EVENTS
On March 30, 2023, the Company received funding for the Starion Ellendale Loan. The funding, net of issuance fees, totaled $19.8 million. See full discussion over Starion Ellendale Loan in in Note 7 - Debt.

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

Business Overview

We design, build, and operate Next-Gen datacenters which are designed to provide massive computing power and support high-compute applications. Our first facility was constructed in Jamestown, North Dakota with 100 Megawatts (“MW”) of capacity. We signed an energy services agreement with a utility to power this facility. We provide energized space for customers to host computing equipment. Initially, these datacenters primarily hosted servers serving the Bitcoin network, but these facilities can also host hardware for other applications such as artificial intelligence, protein sequencing, drug discovery, machine learning and additional blockchain networks and applications. During the quarter ended February 28, 2023, we have tested hosting other high-compute applications at our first facility. On March 7, 2023, we announced the energizing of the 180 MW facility in Ellendale, ND. Once fully energized, this location will bring the Company to 280 MW of total hosting capacity across its facilities in North Dakota, all of which are contracted out to customers on multi-year terms. In addition to this facility, we have substantially completed construction on our facility in Garden City,

Texas. We have a colocation business model where our customers place hardware they own into our facilities and we provide full operational and maintenance services for a fixed fee. We typically enter into long-term fixed rate contracts with our customers.

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

Hosting Operation Highlights

Applied Digital’s first facility is in Jamestown, North Dakota with capacity of 100 MW. The entire 100 MW of capacity has been fully contracted on multi-year contracts with our customers, providing revenue visibility for the Company. Additionally, the facility is powered through a five-year energy services agreement with a local utility.

The facility began energizing in late January 2022 and has over 90 MW online as of February 28, 2023. As previously reported in a Current Report on Form 8-K filed by the Company on July 18, 2022, there was an unexpected equipment failure at the substation powering the facility, resulting in a partial outage of approximately 50%. The power provider completed the required repairs in mid-August, fully restoring power capacity to Jamestown ahead of the schedule for early September. The Jamestown facility was not damaged and remains fully operational and capable of hosting the entire 100 MW of capacity. There have been no reductions or interruptions in service since that time and February 28, 2023.

On July 12, 2022, the Company entered into a five-year hosting contract with Marathon Digital Holdings, Inc. ("Marathon") for 270 MW of mining capacity. As a result of this arrangement, the Company will supply Marathon with 90 MW of hosting capacity at its facility in Texas and 180 MW of hosting capacity at its second facility in North Dakota. Marathon has subsequently added 39.6 MW of additional capacity at the Company’s Jamestown, North Dakota facility.

Discontinued Operations

During the fourth quarter of our last fiscal year, the Company ceased all crypto mining operations and completed the sale of all crypto mining equipment. The results of the crypto mining operations are accounted for as discontinued operations in our unaudited condensed consolidated financial statements.

Expansion Opportunities

On November 24, 2021, we entered into a letter of intent to develop a facility in Texas using 200 MW of wind power. On April 13, 2022, the Company entered into a 99-year ground lease in Garden City, Texas, with the intent to build our second datacenter facility on this site. On April 25, 2022 the Company began construction on this site. This facility is collocated with a wind farm and upon completion is expected to provide 200 MW of power to hosting customers. The facility is substantially complete and the 200 MW capacity is fully contracted with customers.

On August 8, 2022, the Company completed the purchase of 40 acres of land in Ellendale, North Dakota, for a total cost of $1 million. The Company took possession of the land on August 15, 2022, built a hosting facility, and began energizing the site on March 4, 2023. Once fully energized, this location will bring the Company to 280 MW of total hosting capacity across its facilities in North Dakota, all of which are contracted out to customers on multi-year terms.

As our hosting operations expand, we believe our business structure may become conducive to a real estate investment trust (“REIT”) structure, comparable to Digital Realty Trust (NYSE: DLR) and Equinix, Inc. (NASDAQ: EQIX), each of which is a traditional datacenter operator, and Innovative Industrial Properties, Inc. (NYSE: IIPR), a specialty REIT that similarly services a new growth industry. We have begun to investigate the possibility, costs and benefits of converting to a REIT structure.
On October 13, 2022, the Company entered into a joint venture agreement with Foundry Technologies, Inc. (“Foundry”) to form SAI Computing, LLC (“SAI”). SAI will provide artificial intelligence and machine learning application customers with access to machines and a hosting environment. The Company is currently expanding capacity at the Jamestown, North Dakota datacenter facility to provide access to SAI and its customers. The Company has an 98% ownership interest in SAI and consolidates the entity.
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

Results of Operations Comparative Results for the Three and Nine Months Ended February 28, 2023 and 2022:
The following table sets forth key components of the results of operations (in thousands) of Applied Digital during the three and nine months ended February 28, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenues:
Hosting revenue	$14,090	$1,026	$33,354	$1,026

Cost of revenues	$10,533	$2,073	$28,438	$2,073
Gross profit	3,557	(1,047)	4,916	(1,047)

Costs and expenses:
Selling, general and administrative	$10,514	$1,370	$42,727	$15,585
Total costs and expenses	$10,514	$1,370	$42,727	$15,585
Operating loss	$(6,957)	$(2,417)	$(37,811)	$(16,632)

Other income (expense):
Interest Expense	$(384)	$—	$(1,125)	$—
Gain on extinguishment of accounts payable	—	80	—	405
Loss on extinguishment of debt	—	—	(94)	(1,342)
Total other expense, net	(384)	80	(1,219)	(937)
Net loss from continuing operations before income tax expenses	(7,341)	(2,337)	(39,030)	(17,569)
Income tax benefit (expense)	—	(60)	280	(274)
Net loss from continuing operations	(7,341)	(2,397)	(38,750)	(17,843)
Net loss from discontinued operations, net of income taxes	—	(4,048)	—	(2,870)
Net loss including noncontrolling interests	(7,341)	(6,445)	(38,750)	(20,713)
Net loss attributable to noncontrolling interest	(316)	—	(577)	—
Net loss attributable to Applied Digital Corporation	$(7,025)	$(6,445)	$(38,173)	$(20,713)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.08)	$(0.04)	$(0.41)	$(0.35)
Discontinued Operations	$—	$(0.08)	$—	$(0.06)
Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.41)	$(0.41)
Basic and diluted weighted average number of shares outstanding	94,119,944	53,396,920	93,545,687	50,546,048

Adjusted Amounts (a)
Adjusted Operating Loss from Continuing Operations	(1,017)	(2,064)	(7,613)	(2,289)
Adjusted Operating Margin from Continuing Operations	(7)%	(201)%	(23)%	(223)%
Adjusted Net Loss from Continuing Operations	(1,401)	(2,044)	(8,552)	(3,500)
Other Financial Data (a)
EBITDA	(5,030)	(2,092)	(33,274)	(17,324)
as a percentage of revenues	(36)%	(204)%	(100)%	(1688)%
Adjusted EBITDA	910	(1,739)	(3,076)	(2,981)
as a percentage of revenues	6%	(169)%	(9)%	(291)%
Adjusted Gross Profit	4,435	(987)	7,611	(987)
as a percentage of revenues	31%	(96)%	23%	(96)%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of the MD&A.

Commentary on Results of Operations Comparative Results for the three months Ended February 28, 2023 compared to the three months ended February 28, 2022
Revenues
Hosting revenues increased by $13.1 million, or 1273%, from $1.0 million for the three months ended February 28, 2022 to $14.1 million for the three months ended February 28, 2023. The increase in hosting revenues was driven by a full three months of operation at our first hosting facility in Jamestown, North Dakota.

Cost of Revenues
Cost of revenues increased by $8.4 million, or 407%, from $2.1 million for the three months ended February 28, 2022 to $10.5 million for the three months ended February 28, 2023. The increase in cost of revenues was primarily driven by driven by a full three months of operation at our first hosting facility in Jamestown, North Dakota. The primary drivers of the change to cost of revenues for the three months ended February 28, 2023 were:
•approximately $0.8 million increase in depreciation and amortization expense directly attributable to the property and equipment at the Jamestown, North Dakota hosting facility;
•approximately $6.7 million increase in energy costs used to generate our hosting revenues; and
•approximately $0.9 million increase in personnel expenses for employees directly working at the Jamestown, North Dakota hosting facility.

Operating Expenses
Selling, general and administrative expenses increased by $9.3 million, or 782%, from $1.2 million for the three months ended February 28, 2022 to $10.5 million for the three months ended February 28, 2023. The primary drivers of the change to selling, general and administrative expense for the three months ended February 28, 2023 were:
•approximately $0.8 million increase in employee salaries and benefits expense not directly attributable to revenues;
•approximately $0.3 million increase in professional service expenses incurred to support the growth of the business;
•approximately $4.5 million increase in stock-based compensation expense;
•approximately $1.0 million increase in depreciation and amortization expense not directly attributable to the Jamestown, North Dakota hosting facility; and
•approximately $2.7 million increase in other selling, general, and administrative expenses such as insurance premiums and computer and software expenses, which is directly related to the growth of the Company.

Other Expense
Interest expense increased $0.4 million, or 100% , from zero for the three months ended February 28, 2022 to $0.4 million for the three months ended February 28, 2023. The increase was driven by the increase in finance leases and change in the Company’s debt obligations between periods.

Loss on extinguishment of debt for the three months ended February 28, 2022 and for the three months ended February 28, 2023 was zero for both periods.

Income tax benefit

The income tax benefit decreased $0.1 million or 100% from a $0.1 million expense for the three months ended February 28, 2022 to a zero for the three months ended February 28, 2023. This change was driven by a change in valuation allowance for the three months ended February 28, 2023 compared to the three months ended February 28, 2022.

Loss from Discontinued Operations

Loss from discontinued operations decreased $4.0 million, or 100%, from $4.0 million for the three months ended February 28, 2022 to zero for the three months ended February 28, 2023. The change was due to the fact that the Company no longer generates revenues from mining operations.

Commentary on Results of Operations Comparative Results for the nine months Ended February 28, 2023 compared to the nine months ended February 28, 2022
Revenues
Hosting revenues increased by $32.3 million, or 3150%, from $1.0 million for the nine months ended February 28, 2022 to $33.4 million for the nine months ended February 28, 2023. The increase in hosting revenues was driven by a full nine months of operations at our first hosting facility in Jamestown, North Dakota.

Cost of Revenues
Cost of revenues increased by $26.3 million, or 1270%, from $2.1 million for the nine months ended February 28, 2022 to $28.4 million for the nine months ended February 28, 2023. The increase in cost of revenues was driven by a full nine months of operations at our first hosting facility in Jamestown, North Dakota. The primary drivers of the change to cost of revenues for the nine months ended February 28, 2023 were:
•approximately $2.5 million increase in depreciation and amortization expense attributable to the property and equipment at the Jamestown, North Dakota hosting facility;
•approximately $21.9 million increase in energy costs used to generate the hosting revenues; and
•approximately $1.9 million increase in personnel expenses for employees directly working at the Jamestown, North Dakota hosting facility.

Operating Expenses
Selling, general and administrative expenses increased by $27.1 million, or 174%, from $15.6 million for the nine months ended February 28, 2022 to $42.7 million for the nine months ended February 28, 2023. The primary drivers of the change to selling, general and administrative expense for the nine months ended February 28, 2023 were:
•approximately $2.9 million increase in employee salaries and benefits expense not directly attributable to revenues;
•approximately $2.4 million increase in professional service expenses incurred to support the growth of the business;
•approximately $14.5 million increase in of stock-based compensation expense;
•approximately $1.9 million increase in depreciation and amortization expense not directly attributable to the Jamestown, North Dakota hosting facility; and

•approximately $5.4 million increase in other selling, general, and administrative expenses such as insurance premiums and computer and software expenses, which is directly related to the growth of the Company.

Other Expense
Interest expense increased $1.1 million, or 100% , from zero for the nine months ended February 28, 2022 to $1.1 million for the nine months ended February 28, 2023. The change is driven by the increase in finance leases and change in the Company’s debt obligations between periods.

Loss on extinguishment of debt decreased $1.2 million, or 93%, from $1.3 million for the nine months ended February 28, 2022 to $0.1 million for the nine months ended February 28, 2023. This decrease was driven by the extinguishment of our related party notes payable by conversion to common stock during the nine months ended February 28, 2022, compared to a smaller extinguishment of term debt that was recognized in the nine months ended February 28, 2023.

Income tax benefit (expense)
Income tax benefit increased $0.6 million or 202% from a $0.3 million expense for the nine months ended February 28, 2022 to approximately $0.3 million benefit for the nine months ended February 28, 2023. This change was driven by a change in valuation allowance for the nine months ended February 28, 2023 compared to the nine months ended February 28, 2022.

Loss from Discontinued Operations
Loss from discontinued operations decreased $2.9 million, or 100%, from $2.9 million for the nine months ended February 28, 2022 to zero for the nine months ended February 28, 2023. The change was due to the fact that the Company no longer generates revenues from mining operations.
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

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended		Nine Months Ended
$ in thousands	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Adjusted operating loss
Operating Loss from Continuing Operations (GAAP)	$(6,957)	$(2,417)	$(37,811)	$(16,632)
Add: Stock-based compensation	4,481	—	26,879	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(80)	—	(405)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	365	433	1,437	1,069
Add: One-time electricity charges	—	—	114	—
Add: Other non-recurring expenses	1,094	—	1,675	—
Adjusted Operating Loss from Continuing Operations (Non-GAAP)	$(1,017)	$(2,064)	$(7,613)	$(2,289)
Adjusted operating margin from Continuing Operations	(7.2)%	(201.2)%	(22.8)%	(223.1)%

Adjusted net income (loss)
Net Loss from Continuing Operations (GAAP)	$(7,341)	$(2,397)	$(38,750)	$(17,843)
Add: Stock-based compensation	4,481	—	26,879	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(80)	—	(405)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	365	433	1,437	1,069
Add: One-time electricity charges	—	—	114	—
Add: Other non-recurring expenses	1,094	—	1,675	—
Adjusted net loss from Continuing Operations (Non-GAAP)	$(1,401)	$(2,044)	$(8,552)	$(3,500)

EBITDA and Adjusted EBITDA
Net Loss from Continuing Operations (GAAP)	$(7,341)	$(2,397)	$(38,750)	$(17,843)
Add: Interest Expense	384	—	1,125	—
Add: Income Tax Benefit (Expense)	—	60	(280)	274
Add: Depreciation and Amortization	1,927	245	4,631	245
EBITDA (Non-GAAP)	$(5,030)	$(2,092)	$(33,274)	$(17,324)
Add: Stock-based compensation	4,481	—	26,879	12,337
Add: Gain on Extinguishment of Accounts Payable	—	(80)	—	(405)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	365	433	1,437	1,069
Add: One-time electricity charges	—	—	114	—
Add: Other non-recurring expenses	1,094	—	1,675	—
Adjusted EBITDA (Non-GAAP)	$910	$(1,739)	$(3,076)	$(2,981)

Adjusted Gross Profit
Gross profit (GAAP)	$3,557	$(1,047)	$4,916	$(1,047)
Add: Depreciation and amortization in cost of revenues	878	60	2,581	60
Add: One-time electricity charges	—	—	114	—
Adjusted Gross Profit (Non-GAAP)	$4,435	$(987)	$7,611	$(987)

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
On November 7, 2022, the Company entered into the Vantage Garden City Loan Agreement. As of February 28, 2023, an aggregate amount of $10.3 million has been advanced under the Vantage Garden City Loan Agreement. The proceeds of the Vantage Garden City Loan will be used for the costs and expenses of a building at the Garden City Facility.

See Note 7 - Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the Starion Term Loan and Vantage Garden City Loan.

On February 16, 2023, the Company entered into a Starion Ellendale Loan Agreement with Starion Bank. This agreement provides for a term loan in the principal amount of $20,000,000 with a maturity date of February 3, 2028. The loan provides for an interest rate of 7.48% per annum. The proceeds of the loan will be used to fund expansion on the Ellendale Facility. On March 30, 2023, the Company received funding for the Starion Ellendale Loan. The funding, net of issuance fees, totaled $19.8 million.
During the three and nine months ended February 28, 2023, we received $32.3 million and $77.0 million, respectively, in payments for future hosting services. During the fiscal year ended May 31, 2022, we generated revenue from crypto mining and co-hosting, but we have incurred net losses from operations. During the three and nine months ended February 28, 2023, we have generated revenue from co-hosting, but have incurred net losses from operations. As of February 28, 2023 and May 31, 2022, we had cash of $22.9 million and $46.3 million, respectively, and an accumulated deficit of $94.2 million and $56.1 million, respectively.

Funding Requirements
We have experienced net losses through the periods ended February 28, 2023. Our transition to profitability is dependent on the successful operation of our co-hosting facilities. We believe that amounts we received from proceeds from our term loans, proceeds from our initial public offering, and revenue payments we have begun to achieve in our co-hosting operations since our first co-hosting facility was brought online in February 2022, after planned expenditures with respect to the items described in the section titled “Expansion Opportunities” above, will be sufficient to meet our working capital needs for at least the next 12 months and all of the Company’s known requirements and plans for cash. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations and as we bear the costs of being a public company. We believe that the significant investments in property and equipment will begin to decrease during calendar 2023 as we complete construction of additional capacity. We also expect that our revenues will increase as we continue to bring online additional capacity at our Jamestown, North Dakota, Garden City, Texas, and Ellendale, North Dakota locations.

Summary of Cash Flows
The following table provides information about Applied Digital’s net cash flow (in thousands) for the nine months ended February 28, 2023.

	Nine Months Ended
$ in thousands	February 28, 2023	February 28, 2022
Net cash provided by operating activities	$54,144	$4,228
Net cash used in investing activities	(96,314)	(35,588)
Net cash provided by financing activities	18,792	31,571
Net change in cash and cash equivalents	(23,378)	$211
Cash and cash equivalents at beginning of year	46,299	$11,750
Cash and cash equivalents at end of period	$22,921	$11,961
Commentary on cash flows for the nine months Ended February 28, 2023

Operating Activities
The net cash provided by operating activities of $54.1 million for the nine months ended February 28, 2023 consisted primarily of the following:
• $26.9 million non-cash adjustment for stock-based compensation expense;
• $26.8 million increase in customer deposits due to the Company executing new contracts during the period; and
• $43.7 million increase in deferred revenue due to prepayments due to prepayments from new contracts as well as more cash being received than revenue recognized during the period.

The above factors were partially offset by the $38.8 million loss from continuing operations

Investing Activities
The net cash used in investing activities of $96.3 million for the nine months ended February 28, 2023 was driven by the increase of purchases of property and equipment related to the construction of the Company’s Garden City, Texas and Ellendale, North Dakota facilities.

Financing Activities
The net cash provided by financing activities of $18.8 million for the nine months ended February 28, 2023 was primarily driven by:
•$25.6 million in proceeds from the Starion Term Loan and the Vantage Garden City Loan; and
•$4.1 million in equity contributions to 1.21 Gigawatts, a subsidiary of the Company, by noncontrolling interest.

These above factors were partially offset by the extinguishment of the Vantage term loan totaling $7.1 million.

Commentary on cash flows for the nine months Ended February 28, 2022

Operating Activities
The net cash provided by operating activities of $4.2 million for the nine months ended February 28, 2022 consisted primarily of:
•$12.3 million non-cash expense adjustment for stock-based compensation expense;
•$1.3 million non-cash adjustment for loss on the extinguishment of debt;
•$4.5 million increase in accounts payable and accrued liabilities due to the timing of payments;
•$2.1 million increase in customer deposits; and
•$2.9 million increase in deferred revenue.
These above factors were partially offset by:
•$2.1 million increase to prepaid expense and other current assets due to the timing of payments; and
•$17.8 million in loss from continuing operations
Investing Activities
The net cash used in investing activities of $35.6 million for the nine months ended February 28, 2022 consisted of:
•$28.2 million in purchases of property and equipment related to the construction of the Company’s Jamestown, ND facility; and
•$7.4 million in purchases of equipment related to the Company’s discontinued operations.

Financing Activities
The net cash provided by financing activities of $31.6 million for the nine months ended February 28, 2022 represents proceeds from the issuance of preferred stock $34.5 million, partially offset by issuance costs of $2.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above that are in process, that occurred during the three months ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

The following risk factors supplement the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022.

We have not yet determined if or when we may elect to be taxed as a REIT.

Our board of directors (the “Board”) has not yet determined whether we will elect to be taxed as a REIT and/or when any such election would be effective. In addition, even if we do make an election to be taxed as a REIT, our Board may revoke or otherwise terminate the REIT election of the Company, without the approval of holders of the common stock, if the board determines that it is no longer in the best interest of the stockholders to continue to qualify as a REIT. We can make no assurance that we will ever elect to be taxed as a REIT or, if we do make such an election, that such REIT election will be in place during a stockholder’s entire holding period of our stock. Our Board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Code. If we fail to quality as a REIT after electing to be taxed as a REIT, we would generally be disqualified from qualifying as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. To qualify for REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard for any deduction for distributions paid and excluding any net capital gain to our stockholders. If we do not qualify as a REIT (either because we choose not to elect to be taxed as a REIT or because we failed to so qualify after having made a REIT election), this would reduce our net earnings available for distribution and would adversely affect the timing, amount, and character of distributions to our common stockholders. If we do not elect to be taxed as a REIT or fail to maintain REIT status, we will continue to be subject to federal income tax at regular corporate rates.

If we elect REIT status, the REIT ownership and distribution requirements may inhibit opportunities or have an impact on the Company.

If we elect to be taxed as a REIT, then in order to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, ownership requirements, the sources of our income, nature of our assets, and the amounts we distribute to our stockholders. For example, in order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Additionally, as typical for REITs, our Board would likely pursue an amendment of our Articles to restrict any person from owning more than 9.8% by value of our outstanding capital stock. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

If we elect to be taxed as a REIT and we do not have other funds available to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement, we could be subject to corporate income tax and the 4% excise tax in a particular year. To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. Such non-REIT earnings and profits generally will include any accumulated earnings and profits of any corporations acquired by us (or whose assets we acquire), which, for this purpose, would include any earnings and profits we have in a taxable year in which we were taxed as a C corporation prior to the taxable year in which our REIT election is effective.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.

Accounting for our power purchase agreements could cause variability in the results we report.

With respect to certain of our power purchase agreements, it is both possible and probable that we will net settle them, meaning that we have the ability and intent to sell power back into the grid in lieu of taking full physical delivery of all of the contracted power. Accordingly, these agreements will meet the definition of an accounting derivative. This means that these agreements will be accounted for at fair value at each quarterly measurement period, and these values may fluctuate significantly. As a result, our consolidated financial statements and results of operations may fluctuate quarterly based on factors outside of our control. We could have substantial variability in our financial results and disclosures, which, if material, could affect our operating results and in turn could impact our stock price. Investors should consider such derivative accounting matters when evaluating our financial results
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1*	Third Amended and Restated Articles of Incorporation, as amended to date.
31.1*	Chief Executive Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

Signatures
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DIGITAL CORPORATION

Date: April 6, 2023	By:	/s/ Wesley Cummins
Wesley Cummins Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: April 6, 2023	By:	/s/ David Rench
David Rench Chief Financial Officer (Principal Financial Officer)