Form 10-K
period 2023-05-31
Applied Digital Corp.
filed 2023-08-02
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from and
Commission file number 001-31968
APPLIED DIGITAL CORPORATION
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 30, 2022, based on the closing price of $1.95 for shares of the Registrant’s common stock as reported by The Nasdaq Stock Market, was approximately $137.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 103,950,005 shares of common stock as of July 25, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I

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

These statements are based on our management’s beliefs and assumptions, which are based on currently available information. Our actual results, and the assumptions on which we relied, could prove materially different from our expectations. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to:

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

Item 1. Business
Overview
Our Business

We are a designer, builder and operator of next-generation digital infrastructure. We have three primary business streams, artificial intelligence (“AI”) cloud services, high performance computing (“HPC”) datacenter hosting, and crypto datacenter hosting.

AI Cloud Service
Our AI Cloud service operates through our Sai Computing brand and provides cloud services applicable to artificial intelligence.

On October 13, 2022, we formed Sai Computing, LLC (“Sai Computing”). Sai Computing was formed to provide artificial intelligence and machine learning application customers with access to machines and a hosting environment.

On May 15, 2023, we announced the formal launch of our AI cloud services business through Sai Computing. On May 16, 2023, we announced that Sai Computing secured its first major AI customer with an agreement worth up to $180 million over a 24-month period. The customer will make a significant prepayment as part of the agreement.

On May 25, 2023, we formed Sai Computing Holdings LLC (“Sai Holdings”) and Sai-Foundry Computing LLC (“Sai-Foundry”). Sai Holdings serves as the parent entity over Sai Computing and Sai-Foundry, and Sai-Foundry will serve as the joint venture entity between the Company and Foundry Technologies (“Foundry”). We have a 98% ownership interest in Sai-Foundry and consolidate the entity.

On June 23, 2023, we announced that we had signed our second customer in our AI cloud hosting business. This agreement has a value worth up to $460 million over 36 months.

To support our AI Cloud Services business, we have placed orders for over 26,000 Graphics Processing Units ("GPUs"). We have also entered into two contracts with colocation service providers for secure space and energy for our hosting services. Our current strategy is to use a mix of third-party colocation centers and our HPC datacenters to deliver AI Cloud services to customers.

HPC Datacenter Hosting

Our HPC datacenter business designs, builds, and operates Next-Gen datacenters which are designed to provide massive computing power and support high-compute applications within a cost-effective model.

On December 14, 2022, we announced the beginning of construction of a 5 megawatt (“MW”) facility next to the Company’s currently operating 100-MW hosting facility in Jamestown, North Dakota. We subsequently determined to increase the capacity of this facility to 9 MW. This separate and unique building, designed and purpose-built for GPUs, will sit separate from our crypto hosting buildings and will host more traditional high performance computing applications, such as natural language processing, machine learning, and additional HPC developments. This facility is expected to be brought online in the second half of calendar year 2023. During early calendar year 2023, we began testing HPC hosting at this facility. The systems in this facility passed initial testing in the second calendar quarter of 2023.

We have current plans to expand our HPC hosting capacity up to 200 MW through build outs at existing and future locations.

Crypto Datacenter Hosting
Our crypto datacenter hosting business provides infrastructure and colocation services to crypto mining customers. With expert advisors in the fields of power, crypto mining operations, procurement, and construction, we have designed and implemented a plan for a prefabricated facility and organization within the facility that can be delivered and installed quickly and maximize performance and efficiency of the facility and our customers’ crypto mining equipment. We provide energized space for customers to host computing equipment.

We have a colocation business model where our customers place hardware they own into our facilities and we provide operational and maintenance services for a fixed fee. We typically enter into long-term fixed rate contracts with our customers.

As of May 31, 2023, we had approximately 185 MW of capacity online and available to service crypto mining customers. Subsequent to May 31, 2023, we brought another 100 MW of capacity online, bringing total energized capacity to approximately 285 MW as of the date of this report. Additionally, there is another 200 MW of capacity the Company has committed to energize, all of which is contracted for under multi-year arrangements.

During the fiscal year ended May 31, 2023, the Company entered into a joint venture agreement with GMR Limited ("GMR") to form Highland Digital Holdings, LLC ("Highland Digital"). Highland Digital is dormant and the Company currently has no plans to use the entity for any activities.

REIT structure
As our operations expand, we believe our business structure may become conducive to a REIT structure, comparable to Digital Realty Trust (NYSE: DLR) and Equinix, Inc. (NASDAQ: EQIX), each of which is a traditional datacenter operator, and Innovative Industrial Properties, Inc. (NYSE: IIPR), a specialty REIT that similarly services a new growth industry. We have begun to investigate the possibility, costs and benefits of converting to a REIT structure.

Our Competitive Strengths

Premier strategic collaboration with leading industry participants.

On May 24, 2023, we announced that we are working with Super Micro Computer, Inc. ("Super Micro"), a global leader in Application-Optimized Total IT Solutions, to deliver Applied Digital’s AI Cloud service. Super Micro is a leading provider of application-optimized, high-performance server and storage solutions that address a broad range of computational-intensive workloads. Super Micro’s next-generation GPU servers significantly lower the power requirements of data centers. With the amount of power required to enable today's rapidly evolving large scale AI models, optimizing the Total Cost of Ownership (TCO) and the Total Cost to Environment (TCE) is crucial to data center operators.

On June 30, 2023, we announced a collaboration with Hewlett Packard Enterprise Company ("HPE"), a global edge-to-cloud company. As part of the collaboration, HPE will deliver its powerful, energy-efficient supercomputers that are proven to support large-scale AI through Applied Digital's AI cloud service.

Access to low-cost power with long-term services agreement

One of the main benefits of our electrical services agreements for our Jamestown, North Dakota and Ellendale,
North Dakota facilities is the low cost of power. Power capacity available for high computing power processes is scarce, especially at scalable sites with over 100 MW of potential capacity. This scarcity of power allows us to realize attractive hosting rates in the current market, in particular given our ability to provide long-term (3-5 year)
hosting contracts.

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

Hosting provides predictable, recurring revenue and cash flow

Within each of our business streams, we have entered into long-term fixed rate contracts with our customers. In addition, we have obtained access to low cost energy through our energy services agreements, which provides us with consistent margins and cash flow. We intend for the steady cash flows generated by our operations to be reinvested into our AI Cloud services and HPC datacenter businesses.

Strong management team

We have continued to expand our leadership team by attracting top talent in the digital infrastructure space. Recent hires from both publicly traded and private companies have allowed us to build a team capable of designing and constructing hosting facilities, for example, our Chief Technology Officer, Michael Maniscalco. Mr. Maniscalco was an Entrepreneur in Residence at Stanley Black & Decker Venture Studio (StanleyX AI) in 2021. He was a founder and Chief Executive Officer of Better Living Technologies from 2018 to 2022. Prior to that, Mr. Maniscalco founded, and was Vice President of Product, of Ihiji from 2009 to 2018.

Our Growth Strategies
Continued expansion of businesses.

We have started expansion into hosting for HPC applications. We have current plans to expand our HPC hosting capacity up to 200 MW through build outs at existing and future locations. Further, we launched our AI cloud hosting services business through Sai Computing and have announced our first major customer.

Leverage leading equipment vendors to grow operations while minimizing risk.

We believe that the signing of our initial customers for our AI cloud service business will help us elevate our profile within the market. Further, we are working with Super Micro and HPE, which are both leading vendors in the AI hosting space, and we believe that we will be able to leverage their networks to identify leads for the expansion of our AI cloud services and HPC datacenter hosting businesses.

Secure scalable power sites.

We have developed a pipeline of potential power sources across our sites in Jamestown, North Dakota; Garden City, Texas; and Ellendale, North Dakota. Through our build-out of our first North Dakota facility and the prior experience our leadership team brings to our initiatives, we believe that we have developed a repeatable power strategy to significantly scale our operations. In addition, we are currently focused on and will continue to target states that have favorable laws and regulations for HPC application industries, which we believe further minimizes the associated with risks the scaling of our operations.

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

Site Selection Criteria

To the extent we are building new facilities, our site selection criteria considers geographic diversity, attractive return on investment, and environmental impact.

Geographic Diversity

Geographic diversity minimizes the risk to us of any event in a particular region that may impact our facilities. We expect to choose locations in environments that are policy and regulation friendly, and find sites with less expensive stable energy.

Environmental Impact

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

There is no assurance that selection criteria will be met or that viable sites will be selected.

Customers

We have material customer concentration in our crypto datacenter hosting business. We have entered into service contracts with Spring Mud, LLC (a subsidiary of GMR Limited) Bitmain Technologies Limited, Arrakis, Inc., Hashing LLC, Marathon Digital Holdings, Inc., and Global Operating Infrastructure, LLC ("GOI"), who have collectively contracted to use the entire capacity of our three crypto hosting datacenters.

GMR Limited (“GMR”) holds more than 5% of our outstanding Common Stock. Guo Chen, a 50% owner and sole director of GMR, is also deemed to beneficially own shares of our Common Stock held by GMR.

Mr. Chen owns 60% of Alternity Fund Ltd., which owns 100% of GOI. On December 8th, 2021, we entered into a Service Order with GOI pursuant to which we provide energized space for mining activities of GOI. Our hosting arrangements with Spring Mud and GOI are therefore considered related party transactions. We have disclosed related party revenue in the accompanying footnotes to the financial statements,

Our crypto hosting site-level strategy consists of having one key anchor tenant that has signed a 3 – 5 year long-term contract at the site and filling the rest of the facility with customers with 18 – 36 month terms.

We have also material customer concentrations in our AI cloud services business, as we only have two customers. On May 16, 2023, we announced that we had signed our first customer in our AI cloud hosting business. This agreement has a value worth up to $180 million over 24 months, and contains a significant prepayment. On June 23, 2023, we announced that we had signed our second customer in our AI cloud hosting business with a total value worth up to $460 million over 36 months. If we acquire rights to additional properties and build additional facilities, we intend to use a mix of third-party colocation centers and our HPC datacenters to deliver AI Cloud services to customers.

Environmental Regulations

North Dakota is one of the states leading the United States in wind power generation. The power comes off a grid and we cannot control whether that energy is generated by wind or other methods. Currently, we do not have access to such information. In addition, we expect our Texas facility will be largely supplied with power that is generated from wind, including power generated by the adjacent wind farm. Beyond the wind farm, the data center will be connected to the Wind Energy Transmission of Texas transmission lines, which for the most part transmit wind generated power. We are, however, not purchasing the renewable energy credits from the wind generation facility. We have, and will continue to, consider opportunities for limiting the impact of our business on the environment.

Employees and Human Capital

As of May 31, 2023, we had 121 employees, all of whom were full time. We also had 6 independent contractors who focus full time on our business and 67 independent contractors who worked on a part time basis on our business. We have relied and plan on continuing to rely on independent organizations, advisors and consultants to perform certain services for us. Such services may not always be available to us on a timely basis, on commercially reasonable terms or at all. Our future performance will depend in part on our ability to successfully integrate newly hired employees and to engage and retain consultants, as well as our ability to develop an effective working relationship with our employees and consultants.

Item 1A. Risk Factors

We are at an early stage of development of our hosting business, currently have limited sources of revenue, and may not become profitable in the future.

Although we began generating revenue from crypto mining in June 2021 and began generating revenue from hosting operations when our first co-hosting facility came online on February 2, 2022, we are subject to the risks and uncertainties of a new business, including the risk that we may never further develop, complete development of or market any of our proposed services. During the building of our co-hosting operations, we determined that it would be beneficial to our stockholders to focus more of our resources on building our co-hosting operations than on expanding our mining operations. Accordingly, in December 2021, we began selling our crypto mining equipment. On March 9, 2022, we ceased all crypto mining operations and completed the sale of all crypto mining equipment in service. We have no plans to return to crypto mining operations in the future.

Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. Hosting revenues includes only fees from access to space and electricity and not maintenance or other services provided by us. Direct costs of sales from hosting includes operations, maintenance, and power related costs. However, any increased hosting revenue or decreased costs, for instance, as a result of pricing power, economies of scale and additional services provided, or any decrease in demand for our hosting services, for example as a result of increased regulation on cryptoasset mining of our hosting customers or a significant decrease in cryptoasset prices, will significantly change the terms on which we are able to enter into additional agreements necessary to expand our business and thus impact the results of our hosting revenues and direct hosting costs.

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

We have a material concentration of customers in the crypto mining industry. The cryptomining industry is subject to various risks which could adversely affect our current customers’ ability to continue to operate their businesses, including, but not limited to:

•ongoing and future government or regulatory actions that could effectively prevent our customers’ mining operations, with little to no access to policymakers and lobbying organizations in many jurisdictions;

•a high degree of uncertainty about cryptoassets’ status as a “security,” a “commodity” or a financial instrument in any relevant jurisdiction which may subject our customers to regulatory scrutiny, investigations, fines, and other penalties;

•banks or financial institutions may close the accounts of businesses engaging in cryptoasset-related activities as a result of compliance risk, cost, government regulation or public pressure;

•use of cryptoassets in the retail and commercial marketplace is limited;

•extreme volatility in the market price of cryptoassets that may harm our customers financial resources, ability to meet their contractual obligations to us or cause them to reduce or cease mining operations;

•use of a ledger-based platform may not necessarily benefit from viable trading markets or the rigors of listing requirements for securities creating higher potential risk for fraud or the manipulation of the ledger due to a control event;

•concentrated ownership, large sales of cryptoassets, or distributions or redemptions by vehicles invested in cryptoassets could have an adverse effect on the demand for, and market price of, such cryptoasset;

•our customers could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto, rapidly changing technology or methods of, rules of, or access to, platforms;

•the number of cryptoassets awarded for solving a block in a blockchain could decrease, which may adversely affect our customers’ incentive to expend processing power to solve blocks and/or continue mining and our customers may not have access to resources to invest in increasing processing power when necessary in order to maintain the continuing revenue production of their mining operations;

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

If we incorrectly estimate our hosting capacity requirements and related capital expenditures, our results of operations could be adversely affected.

We are continuously evaluating our capacity requirements in order to effectively manage our capital expenditures and operating results. However, we may be unable to accurately project our future capacity needs or sufficiently allocate resources to address such needs. If we under estimate these requirements, we may not be able to provide sufficient service to existing customers or may be required to limit new customer acquisition, both of which may materially and adversely impair our results of operations.

Similarly, we have entered into multi-year contract commitments with colocation service providers. If we overestimate our capacity requirements and therefore secure excess capacity and have excess capital expenditures, our operating material could be materially reduced.

Any disruption of service experienced by certain of our third-party service providers, or our ineffective management of relationships with third-party service providers could harm our business, financial condition, operating results, cash flows, and prospects.

We rely on several third-party service providers for services that are essential to our business model, the most important of which are our suppliers of power, electrical equipment, building materials, and construction services. Additionally, as we build our AI Cloud services, we also expect to rely on third parties to lease or sell us equipment which we then lease to certain of our AI Cloud customers. If these third parties experience difficulty providing the services or products we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, or if the products they supply are defective or cease to operate for any reason, it could make it difficult for us to execute our operations. If we are unsuccessful in identifying or finding highly qualified third-party service providers, or if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.

Certain natural disasters or other external events could harm our business, financial condition, results of operations, cash flows, and prospects.

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

We do not have specific procedures in place with respect to potential conflicts of interest, however, in determining to engage with potential competitors and entities with whom our officers or directors may have relationships, we considered the risks and risk mitigation factors, including requiring that transactions valued at over $120,000 in which our officers, directors and holders of more than 5% of our common stock have an interest be approved or ratified by our Audit Committee. Mr. Cummins holds over 22% of our common stock, and has a financial interest in the success of our operations.

We also have more than a majority of independent directors on our Board in order to ensure that there are limitations on the risks of conflicts of interest impacting Board level decisions. We cannot, however, guarantee that the conflicts of interest described above, or other future conflicts of interest, will not manifest in advice or decisions that negatively impact our financial results and our operations.

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

The loss of key members of our management team could inhibit our growth prospects. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and high computing power technologies. The market for highly qualified personnel in this industry is very competitive and we may be unable to attract such personnel. If we are unable to attract such personnel, our business could be harmed.

Employee disputes or litigation and related unfavorable publicity may negatively affect our future business, financial condition and operating results.

We may become involved in lawsuits or other disputes relating to employment matters, such as hostile work place, discrimination, wage and hour disputes, sexual harassment, or other employment issues. These types of claims, depending on their nature, can have a significant negative impact on businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel, and have borne economic and other costs and suffered reputational harm that has negatively impacted their business. If we were to face any employment-related claims, our business could be negatively affected.

As previously disclosed, on June 23, 2023, the Company announced an internal investigation with respect to a potential sexual harassment claim between two of our executive officers. Based on information obtained through the investigation, the Audit Committee of our Board of Directors determined that the relationship between the parties was consensual and the allegations of workplace harassment are unfounded. However, we cannot guarantee that this matter is resolved or that these or subsequent allegations will not result in litigation or other disputes. In such an event, we would likely incur significant legal fees and expenses, and any dispute could distract our management from the operation of our business or lead to employee separations from the Company. Moreover, while we do not believe any such claim would have merit, any dispute or resolution could result in the payment of damages, severance, vesting of equity awards or payment of other amounts by the Company, which could be significant. All of these factors could negatively affect our business, financial condition, operating results, liquidity and prospects.

We may depend upon outside advisors who may not be available on reasonable terms as needed.

To supplement the business experience of our officers and directors, we may be required to employ technical experts, appraisers, attorneys, or other consultants or advisors. Our management, with our Board approval in certain cases, without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

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

We currently have material customer concentration of cryptomining customers.

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

If any of our customers' experience declining mining operations for any reason or determine to stop utilizing our co-hosting facilities, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations.

Under the Inflation Reduction Act of 2022, we may have liability for the 1% stock buyback tax to the extent holders of Series E Preferred Stock require that we redeem such stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax (the “Excise Tax”) on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. Any share redemption or other share repurchase that occurs after December 31, 2022 may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax will depend on a number of factors, including (i) the fair market value of any redemptions and repurchases, (ii) the nature and amount of any equity issuances, and (iii) the content of regulations and other guidance from the Treasury. Depending on the number of shares of our Series E Preferred Stock we sell and the number of holders of Series E Preferred Stock who redeem their stock, the Excise Tax could be applicable to the Company and adversely affect the cash we have available for our operations. As of the date of this prospectus supplement we have not sold or issued any shares of Series E Preferred Stock.

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
With respect to certain of our power purchase agreements, it is both possible and probable that we will net settle them, meaning that we have the ability and intent to sell power back into the grid in lieu of taking full physical delivery of all of the contracted power. Accordingly, these agreements will meet the definition of an accounting derivative. This means that these agreements will be accounted for at fair value at each quarterly measurement period, and these values may fluctuate significantly. As a result, our consolidated financial statements and results of operations may fluctuate quarterly based on factors outside of our control. We could have substantial variability in our financial results and disclosures, which, if material, could affect our operating results and in turn could impact our stock price. Investors should consider such derivative accounting matters when evaluating our financial results.

Risks Related to our Common Stock
Continued volatility of our stock price may affect the price at which you could sell our common stock.

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

•changes in financial estimates and recommendations by securities analysts concerning us and the market for our co-hosting facilities and services;

•operating and stock price performance of other companies that investors deem comparable to us;

•our ability to continue to expand our operations;

•changes in laws and regulations affecting our business or our industry;

•commencement of, or involvement in, litigation involving us;

•changes in our capital structure, such as future issuances of securities or the borrowing of additional debt;

•the volume of shares of common stock available for public sale pursuant to an effective registration statement or exemption from registration requirements

•any major change in our board of directors or management;

•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, international currency and crypto currency fluctuations and acts of war or terrorism.
•
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

We do not expect to declare or pay dividends on our common stock in the foreseeable future, which may limit the return our shareholders realize on their investment.

We do not expect to declare or pay dividends on our common stock in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock may not receive any return on their investment in our common stock unless and until the value of such common stock increases and they are able to sell such shares of common stock, and there is no assurance that any of the foregoing will occur.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock value.

We are a newly public company and are now required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act (“SOX”), which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, we will need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and legal staff.

We have identified the following material weakness in the design of our internal controls:

•We have not designed and implemented controls to ensure we can record, process, summarize, and report financial data.

•We have not yet designed and implemented user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel.

•We did not design and maintain effective controls associated with related party transactions and disclosures. Controls in place were not designed or implemented at a sufficient level of precision or rigor to effectively identify related party relationships and disclose their related transactions in our financial statements.

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

In the future, we may issue additional shares of capital stock in our company, resulting in the dilution of current stockholders’ relative ownership. Our board and stockholders have approved an employee incentive plan and a non-employee director incentive plan. We have reserved 18,000,897 shares of our common stock for future issuance under our plans. Such conversions and issuances would also result in dilution of current stockholders’ relative ownership.

On January 6, 2022, we and Antpool entered into a Limited Liability Company Agreement of 1.21 Gigawatts, LLC pursuant to which we and Antpool will own 80% and 20%, respectively, of 1.21 Gigawatts. Antpool’s interest in each such entity will be convertible by it at any time into a number of shares of our common stock equal to Antpool’s capital contribution in connection with the acquisition of such interests divided by $7.50. Antpool’s potential ownership of our common stock is dependent on its capital contributions to 1.21 Gigawatts which in turn will depend on which projects are approved by us and Antpool and the costs associated therewith. Accordingly, we cannot predict the amount of Antpool’s potential ownership of our common stock.

On January 14, 2022, we granted an aggregate of 1,791,666 restricted stock units (“RSUs”) to three consultants, consisting of 125,000 RSUs to Roland Davidson, who acts as our Executive Vice President of Engineering, 416,666 RSUs to Nick Phillips, our Executive Vice President of Hosting and Public Affairs, and 1,250,000 RSUs to Etienne Snyman, who acts as our Executive Vice President of Power. Subsequently, Mr. Phillips’ 416,666 RSUs were terminated and Mr. Phillips was hired as an employee receiving awards under our employee incentive plan.

On June 27, 2023, the Company began issuing and selling common stock under an "at the market" sale agreement, with Craig-Hallum Capital Group LLC ("Craig-Hallum Capital"), pursuant to which the Company may sell up to $125 million in shares of our common stock, par value $.001 per share (the "Common Stock"). The Company has sold approximately 7.9 million shares.

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

For a more complete understanding of these provisions, please refer to the Nevada Revised Statutes and our Articles and Bylaws filed with the SEC. Though we are not currently, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

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

We may not be able to maintain the listing of our common stock on Nasdaq, which may adversely affect the ability of holders of common stock to resell their securities in the secondary market.

Our common stock is presently listed on Nasdaq, which requires us to meet certain conditions to maintain our listing status. If the Company is unable to meet the continued listing criteria of Nasdaq and the common stock became delisted, trading of the common stock could thereafter be conducted in the over-the-counter markets in the OTC Pink Market, also known as “pink sheets” or, if available, on another OTC trading platform. We cannot assure you that we will meet the criteria for continued listing, in which case the common stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the common stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our common stock to continue to be listed on the Nasdaq could adversely impact the market price for the common stock and our other securities, and we could face a lengthy process to re-list the common stock, if we are able to re-list such stock.

We are a public reporting company. There are ongoing costs in maintaining compliance with being a public reporting company and our management will spend a significant amount of time ensuring such compliance. If we are unable to maintain compliance with our public reporting company obligations, our securities may be delisted and we may be unable to re-list our common stock on another national stock exchange or quotation system.

Risks Related to Possible REIT Status
We have not yet determined if or when we may elect to be taxed as a REIT.
Our board of directors has not yet determined whether we will elect to be taxed as a REIT and/or when any such election would be effective. In addition, even if we do make an election to be taxed as a REIT, our board of directors may revoke or otherwise terminate the REIT election of the Company, without the approval of holders of the common stock, if the board determines that it is no longer in the best interest of the stockholders to continue to qualify as a REIT. We can make no assurance that we will ever elect to be taxed as a REIT or, if we do make such an election, that such REIT election will be in place during a stockholder’s entire holding period of our stock. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

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

If we elect to be taxed as a REIT, then in order to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, ownership requirements, the sources of our income, nature of our assets, and the amounts we distribute to our stockholders. For example, in order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Additionally, as typical for REITs, our board of directors would likely pursue an amendment of our Articles to restrict any person from owning more than 9.8% by value of our outstanding capital stock. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 10,700 square feet of office space at 3811 Turtle Creek Blvd., Suite 2100, Dallas, Texas 75219. We use this location as our principal offices. In addition, we lease approximately 11,000 square feet of office and warehouse space in Irving, Texas that serve as our hosting operations control center.

Our wholly-owned subsidiary, APLD Hosting LLC, owns in fee simple a 40-acre parcel of land located in Jamestown, Stutsman County, North Dakota. Our subsidiary APLD – Rattlesnake Den I LLC, which is part of the 1.21 Gigawatts, LLC joint venture, in which the Company owns an 80% equity interest, is party to a 99-year land lease for a 50-acre parcel of land located in Garden City, Texas. APLD ELN-01, LLC, a wholly owned subsidiary of the Company, owns 40 acres of land in Ellendale, North Dakota. The Company has built datacenters on each of the properties in Jamestown, North Dakota; Garden City, Texas; and Ellendale, North Dakota.

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
The Company's Common Stock is traded on the Nasdaq Global Select Market under the symbol "APLD".

Holders
As of July 25, 2023, we had 102 shareholders of record.

Dividends
We have not paid cash dividends to our common stock holders in the past. We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and development of our business and to repay our outstanding debts and any debts we may incur in the future. We have no intention of paying cash dividends to our common stock holders in the foreseeable future. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We and our affiliates have not undertaken any share repurchases during the year ended May 31, 2023.

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
Business Overview
We are a designer, builder and operator of next-generation digital infrastructure. We have three primary business streams, artificial intelligence (“AI”) cloud services, high performance computing (“HPC”) datacenter hosting, and crypto datacenter hosting.

Business Update

AI Cloud Services

Our AI cloud services business operates through our Sai Computing brand and provides cloud services applicable to artificial intelligence.
On May 15, 2023, we announced the formal launch of our AI Cloud services business through Sai Computing. On May 16, 2023, we announced that Sai Computing secured its first major AI customer with an agreement worth up to $180 million over a 24-month period. The customer will make a significant prepayment as part of the agreement.

On June 23, 2023, we announced that Sai Computing had secured its second AI customer with an agreement worth up to $460 million over 36 months. We have also entered into two contracts with colocation service providers for secure space and energy for our hosting services. Our current strategy is to use a mix of third-party colocation centers and our HPC datacenters to deliver AI Cloud services to customers.

HPC Datacenter Hosting
Our HPC datacenter business designs, builds, and operates Next-Gen datacenters which are designed to provide massive computing power and support high-compute applications within a cost-effective model.

We are in the process of constructing a 9 megawatt (“MW”) facility next to the Company’s currently operating 100-MW hosting facility in Jamestown, North Dakota. This separate and unique building, designed and purpose-built for Graphics Processing Units (“GPUs”), will sit separate from our crypto hosting buildings and will host more traditional high performance computing applications, such as natural language processing, machine learning, and additional HPC developments. This facility is expected to be brought online in the second half of calendar year 2023. During early calendar year 2023, we began testing HPC hosting at this facility. The systems in this facility passed initial testing in the second calendar quarter of 2023.

In June, the Company expanded its commitment for up to 26,000 GPUs for the Company's AI Cloud services business. The Company has received and deployed an initial production cluster of 1,024 GPUs.

We have current plans to expand our HPC hosting capacity up to 200 MW through build outs at existing and future locations.

Crypto Datacenter Hosting
Our crypto datacenter hosting business provides infrastructure and colocation services to crypto mining customers.

Jamestown, North Dakota Datacenter

We purchased property in Jamestown, North Dakota on which we constructed our first co-hosting facility. Construction of our first co-hosting facility began in September 2021. On February 2, 2022, we brought our first facility online and it has been fully operational since that date. As of May 31, 2023, the facility had approximately 105 MW of capacity, which is fully contracted with our customers.

Garden City, Texas Datacenter

On November 24, 2021, we entered into a letter of intent to develop a second datacenter facility in Garden City, Texas. On April 13, 2022, the Company entered into a 99-year ground lease in Garden City, Texas, with the intent to build our second datacenter facility on this site. On April 25, 2022, we began construction on this site. This facility is collocated with a wind farm and upon completion is expected to provide 200 MW of power to hosting customers. The facility is expected to begin operating in the second half of calendar 2023 and the 200 MW capacity is fully contracted with our customers.

Ellendale, North Dakota Datacenter

On August 8, 2022, we completed the purchase of 40 acres of land in Ellendale, North Dakota, for a total cost of $1 million. We took possession of the land on August 15, 2022, built a hosting facility, and began energizing the site on March 4, 2023. The facility is fully energized and the facility will have approximately 180 MW of capacity, which is fully contracted with our customers

Public Offering and Changes to Equity

On June 27, 2023, the Company began issuing and selling common stock under an "at the market" sale agreement, with Craig-Hallum Capital Group LLC ("Craig-Hallum Capital"), pursuant to which the Company may sell up to $125 million in shares of our common stock, par value $.001 per share (the "Common Stock"). The Company has sold approximately 7.9 million shares. Net proceeds, less commission fees of approximately $2.0 million, are approximately $64.7 million.

Debt Financing
Starion Term Loan

On July 25, 2022, APLD Hosting, LLC, a wholly-owned subsidiary of Applied Digital Corporation, entered into a Loan Agreement with Starion Bank and the Company as Guarantor (the “Starion Loan Agreement”). The Starion Loan Agreement provides for a term loan (the “Starion Term Loan”) in the principal amount of $15 million with a maturity date of July 25, 2027. The Starion Term Loan is secured by the Jamestown hosting facility, a security interest in the substantially all of the assets of the APLD Hosting LLC, and interests in all master hosting agreements related to the Jamestown hosting facility.

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

Vantage Garden City Loan

On November 7, 2022, APLD – Rattlesnake Den I, LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Vantage Garden City Loan Agreement”) with Vantage Bank Texas and the Company, as guarantor, which agreement provides for a term loan ("The Vantage Garden City Loan") in the principal amount of $15 million . The Vantage Garden City Loan Agreement will be advanced in 16 installments for working capital needs for Rattlesnake Den I, LLC's datacenter in Garden City, Texas, with each installment not exceeding approximately $0.9 million for the costs and expenses of a building at the Company’s hosting facility in Garden City, Texas (the “Garden City Facility”). The unpaid principal amount of the Vantage Garden City Loan Agreement will bear interest at a fixed rate of 6.15% per annum, and the Borrower may prepay the Vantage Garden City Loan Agreement, in whole or in part, without the payment of any fee or penalty. The Loan is secured by the leasehold interest on the Garden City Facility, a security interest in substantially all of the assets of the Rattlesnake Den I, LLC, and a security interest in the form of a collateral assignment of the Company’s rights and interests in the master hosting agreements related to the Garden City Facility and records and data relating thereto.The Vantage Garden City Loan Agreement matures April 26, 2028. The Vantage Garden City Loan Agreement contains customary representations, warranties, covenants and events of default. As of May 31, 2023, an aggregate amount of $10.3 million has been advanced under the Vantage Garden City Loan Agreement, with the outstanding principal balance totaling $10.1 million. Total deferred costs related to the issuance of this loan total are $0.2 million.

Starion Ellendale Loan

On February 16, 2023, APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Starion Bank and the Company as Guarantor (the “Ellendale Loan Agreement”). The Ellendale Loan Agreement provides for a term loan (The "Ellendale Loan") in the principal amount of $20 million with a maturity date of February 3, 2028. The Ellendale Loan Agreement contains customary covenants, representations and warranties and events of default. The Ellendale Loan is secured by the Ellendale hosting facility, a security interest in the substantially all of the assets of the APLD ELN-01 LLC, and interests in all master hosting agreements related to the Ellendale hosting facility. The Ellendale Loan Agreement provides for an interest rate of 7.48% per annum. The proceeds of the Loan will be used to fund expansion on the Ellendale hosting datacenter. Total deferred costs related to the issuance of this loan total are $0.2 million. As of May 31, 2023, the total balance outstanding under the Ellendale Loan Agreement was $19.7 million.

B. Riley Loan

On May 23, 2023, SAI Computing LLC, a wholly-owned subsidiary of the Company ("Sai"), entered into a Loan and Security Agreement (the "B. Riley Loan") with B. Riley Commercial Capital, LLC and B. Riley Securities, Inc (collectively "B. Riley"). with the Company as Guarantor. The B. Riley Loan provides for a term loan of up to $50 million in the principal amount of 9.00% per annum. The proceeds of the B. Riley Loan will be used to provide additional liquidity to fund the buildout of the Company’s recently announced AI cloud services platform and datacenters by Sai, and for general corporate purposes and working capital. The B. Riley Loan contains events of default and covenants customary for such an agreement. The B. Riley Loan is secured by a security interest in substantially all of the assets of SAI as set forth in the B. Riley Loan and a security interest in any proceeds of Sai's operations. Pursuant to the B. Riley Loan agreement, the Company unconditionally guaranteed Sai’s obligations to B. Riley. The B. Riley Loan contains initial fees of approximately $1.5 million that were reduced from the initial funds remitted to Sai. The B. Riley Loan also contains a term fee of $1 million that is due upon the Company's initial principal payment. Finally, the B. Riley Loan and Security agreement contains a commitment fee of 3% on any balance outstanding as of each quarter end beginning with the calendar quarter ending September 30, 2023. As of May 31, 2023, the total outstanding balance under the B. Riley Loan was $36.5 million. The Company repaid the total balance of the B. Riley Loan on July 17, 2023.

Results of Operations for the fiscal year ended May 31, 2023 compared to fiscal year ended May 31, 2022
The following table sets forth key components of the results of operations of Applied Digital Corporation during the three months and fiscal year ended May 31, 2023 and 2022 (in thousands).

	Three Months Ended		Year Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Revenues:
Hosting revenue	$22,038	$7,523	$55,392	$8,549

Cost of revenues	$15,950	$7,433	$44,388	$9,506
Gross profit	6,088	90	11,004	(957)

Costs and expenses:
Selling, general and administrative	$12,332	$4,356	$55,059	$19,941
Total costs and expenses	$12,332	$4,356	$55,059	$19,941
Operating loss	$(6,244)	$(4,266)	$(44,055)	$(20,898)

Other income (expense):
Interest Expense	$(855)	$(112)	$(1,980)	$(112)
Gain on extinguishment of accounts payable	—	—	—	406
Loss on extinguishment of debt	—	—	(94)	(1,342)
Total other expense, net	(855)	(112)	(2,074)	(1,048)
Net loss from continuing operations before income tax expenses	(7,099)	(4,378)	(46,129)	(21,946)
Income tax benefit (expense)	243	(266)	523	(540)
Net loss from continuing operations	(6,856)	(4,643)	(45,606)	(22,486)
Net loss from discontinued operations, net of income taxes	—	1,826	—	(1,044)
Net loss including noncontrolling interests	(6,856)	(2,817)	(45,606)	(23,530)
Net loss attributable to noncontrolling interest	(383)	(10)	(960)	(10)
Net loss attributable to Applied Digital Corporation	$(6,473)	$(2,807)	$(44,646)	$(23,520)

Basic and diluted net (loss) gain per share:
Continuing Operations	$(0.07)	$(0.06)	$(0.49)	$(0.39)
Discontinued Operations	$—	$0.02	$—	$(0.02)
Basic and diluted net loss per share	$(0.07)	$(0.04)	$(0.49)	$(0.41)
Basic and diluted weighted average number of shares outstanding	95,146,122	76,631,835	93,976,233	57,121,096

Adjusted Amounts (a)
Adjusted Operating Loss from Continuing Operations	293	(3,933)	(7,320)	(6,222)
Adjusted Operating Margin from Continuing Operations	1%	(52)%	(13)%	(73)%
Adjusted Net Loss from Continuing Operations	(319)	(4,311)	(8,871)	(7,810)
Other Financial Data (a)
EBITDA	(3,607)	(3,391)	(36,881)	(20,714)
as a percentage of revenues	(16)%	(45)%	(67)%	(242)%
Adjusted EBITDA	2,930	(3,058)	(146)	(6,038)
as a percentage of revenues	13%	(41)%	—%	(71)%
Adjusted Gross Profit	7,827	1,100	15,438	113
as a percentage of revenues	36%	15%	28%	1%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of the MD&A.

Commentary on Results of Operations Comparative Results for the three months Ended May 31, 2023 compared to the three months ended May 31, 2022

Revenues

Hosting revenues increased by $14.5 million, or 193%, from $7.5 million for the three months ended May 31, 2022 to $22.0 million for the three months ended May 31, 2023. The increase in hosting revenues was driven by the increase in energized capacity with the Company's Ellendale, North Dakota facility energizing during the three months ended May 31, 2023.

Cost of Revenues

Cost of revenues increased by $8.6 million, or 116%, from $7.4 million for the three months ended May 31, 2022 to $16.0 million for the three months ended May 31, 2023. The increase in cost of revenues was primarily driven by the energization of the Company's Ellendale, North Dakota facility during the three months ended May 31, 2023. The primary drivers of the change to cost of revenues for the three months ended May 31, 2023 were:

•approximately $6.7 million increase in energy costs used to generate hosting revenues;

•approximately $0.9 million increase in personnel expenses directly attributable to generating hosting revenues;

•approximately $0.7 million increase in depreciation and amortization expense directly attributable to the property and equipment supporting hosting revenues; and

•approximately $0.3 million increase in other expenses directly attributable to generating hosting revenues.

Operating Expenses

Selling, general and administrative expenses increased by $7.9 million, or 181%, from $4.4 million for the three months ended May 31, 2022 to $12.3 million for the three months ended May 31, 2023. The primary drivers of the change to selling, general and administrative expense for the three months ended May 31, 2023 were:

•approximately $5.2 million increase in stock-based compensation expense;

•approximately $0.9 million increase in depreciation and amortization expense not directly attributable to property and equipment supporting hosting revenues;

•approximately $0.9 million increase in employee salaries and benefits expense not directly attributable to revenues;

•approximately $0.6 million increase in insurance expense; and

•approximately $1.1 million increase in other selling, general, and administrative expenses such as computer and software expenses.

These factors are partially offset by an approximately $0.8 million decrease in professional service expense, which is attributable to the increase in full time employees that have replaced previously outsourced professional services.
Other Expense

Interest expense increased $0.8 million, or approximately 681% , from interest expense of $0.1 million for the three months ended May 31, 2022 to $0.9 million for the three months ended May 31, 2023. The increase was driven by the increase in finance leases and in the Company’s debt obligations between periods.

Income tax benefit (expense)

The income tax benefit increased by $0.5 million or 191% from a $0.3 million expense for the three months ended May 31, 2022 to a $0.2 million benefit for the three months ended May 31, 2023. This change was driven by a change in valuation allowance for the three months ended May 31, 2023 compared to the three months ended May 31, 2022.

Loss from Discontinued Operations

Gain from discontinued operations decreased by $1.8 million, or 100%, from $1.8 million for the three months ended May 31, 2022 to zero for the three months ended May 31, 2023. The change was due to the fact that the Company ceased generating revenues from mining operations in March 2022.

Commentary on Results of Operations Comparative Results for the fiscal year ended May 31, 2023 compared to the fiscal year ended May 31, 2022

Revenues

Hosting revenues increased by $46.9 million, or 548%, from $8.5 million for the year ended May 31, 2022 to $55.4 million for the year ended May 31, 2023. The increase in hosting revenues was driven by a full year of operations at our hosting facility in Jamestown, North Dakota and energization of our hosting facility in Ellendale, North Dakota for the year ended May 31, 2023 compared to a partial year of operations at the Jamestown, North Dakota facility for the year ended May 31, 2022.

Cost of Revenues

Cost of revenues increased by $34.9 million, or 367%, from $9.5 million for the fiscal year ended May 31, 2022 to $44.4 million for the fiscal year ended May 31, 2023. The increase in cost of revenues was driven by a full year of operations at our hosting facility in Jamestown, North Dakota and energization of our hosting facility in Ellendale, North Dakota for the year ended May 31, 2023 compared to a partial year of operations at the Jamestown, North Dakota facility for the year ended May 31, 2022. The primary drivers of the change to cost of revenues for the fiscal year ended May 31, 2023 were:

•approximately $28.5 million increase in energy costs used to generate hosting revenues;

•approximately $2.7 million increase in personnel expenses directly attributable to generating hosting revenues;

•approximately $3.2 million increase in depreciation and amortization expense directly attributable to the property and equipment supporting hosting revenues; and

•approximately $0.5 million increase in other expenses directly attributable to generating hosting revenues.

Operating Expenses

Selling, general and administrative expenses increased by $35.2 million, or 176%, from $19.9 million for the fiscal year ended May 31, 2022 to $55.1 million for the fiscal year ended May 31, 2023. The primary drivers of the change to selling, general and administrative expense for the fiscal year ended May 31, 2023 were:

•approximately $19.7 million increase in stock-based compensation expense;

•approximately $2.9 million increase in depreciation and amortization expense not directly attributable to property and equipment supporting hosting revenues;

•approximately $4.0 million increase in employee salaries and benefits expense not directly attributable to revenues;

•approximately $2.9 million increase in insurance expense;

•approximately $1.5 million increase in professional service expenses incurred as the Company experienced a full year of greater administrative needs; and

•approximately $4.2 million increase in other selling, general, and administrative expenses such as computer and software expenses.

Other Expense

Interest expense increased $1.9 million, or 1,666% , from $0.1 million for the fiscal year ended May 31, 2022 to $2.0 million for the fiscal year ended May 31, 2023. The change is driven by the increase in finance leases and change in the Company’s debt obligations between periods.

Loss on extinguishment of debt decreased $1.2 million, or 93%, from $1.3 million for the fiscal year ended May 31, 2022 to $0.1 million for the fiscal year ended May 31, 2023. This decrease was driven by the lack of extinguishment of our related party notes payable by conversion to common stock, which occurred during the fiscal year ended May 31, 2022, compared to a smaller extinguishment of term debt that was recognized in the fiscal year ended May 31, 2023.

Income tax benefit (expense)

Income tax benefit increased $1.0 million or approximately 193% from a $0.5 million expense for the year ended May 31, 2022 to approximately $0.5 million benefit for the fiscal year ended May 31, 2023. This change was driven by a change in valuation allowance for the fiscal year ended May 31, 2023 compared to the fiscal year ended May 31, 2022.

Loss from Discontinued Operations

Loss from discontinued operations decreased $1.0 million, or 100%, from $1.0 million for the fiscal year ended May 31, 2022 to zero for the year ended May 31, 2023. The change was due to the fact that the Company ceased generating revenues from mining operations in March 2022.

Non-GAAP Measures

Adjusted Operating Loss and Adjusted Net Loss

“Adjusted Operating Loss” and “Adjusted Net Loss” are non-GAAP measures that represent operating loss and net loss, respectively, from continuing operations excluding stock-based compensation and nonrecurring expenses. We believe these are useful metrics as they provide additional information regarding factors and trends affecting our business and provide perspective on results absent one-time or significant non-cash items. However, Applied Digital’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Digital’s computation of Adjusted Operating Loss and Adjusted Net Loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted Operating Loss and Adjusted Net Loss in the same fashion.

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

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, gain on extinguishment of accounts payable, loss on extinguishment of debt, one-time professional service costs, one-time costs related to electricity set up, and other non-recurring expenses. These costs have been adjusted as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of Applied Digital’s performance that is neither required by, nor presented in accordance with, GAAP. Applied Digital believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. We also believe EBITDA and Adjusted EBITDA are useful metrics to investors because they provide additional information regarding factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and because of their importance as measures of underlying operating performance, as the primary compensation performance measure under certain programs and plans. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, Applied Digital may incur future expenses similar to those excluded when calculating these measures. In addition, Applied Digital’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Digital’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

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

Adjusted Gross Profit

“Adjusted Gross Profit” is a non-GAAP measure that represents gross profit adjusted for depreciation expense and one-time charges related to electricity set up within cost of revenues. We believe this is a useful metric as it provides additional information regarding gross profit aside from significant non-cash expense in depreciation. However, Applied Digital’s presentation of this measure should not be construed as an inference that its future results will be unaffected by other factors within cost of revenues. Applied Digital’s computation of Adjusted Gross Profit may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted Gross Profit in the same fashion.

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

Non-GAAP Measures

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended		Fiscal Year Ended
$ in thousands	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Adjusted operating loss
Operating Loss from Continuing Operations (GAAP)	$(6,244)	$(4,266)	$(44,055)	$(20,898)
Add: Stock-based compensation	5,195	—	32,074	12,337
Add: Gain on Extinguishment of Accounts Payable	—	—	—	(406)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	727	240	2,164	1,310
Add: One-time electricity charges	—	—	114	—
Add: Other non-recurring expenses	615	93	2,290	93
Adjusted Operating Loss from Continuing Operations (Non-GAAP)	$293	$(3,933)	$(7,320)	$(6,222)
Adjusted operating margin from Continuing Operations	1%	(52)%	(13)%	(73)%

Adjusted net income (loss)
Net Loss from Continuing Operations (GAAP)	$(6,856)	$(4,643)	$(45,606)	$(22,486)
Add: Stock-based compensation	5,195	—	32,074	12,337
Add: Gain on Extinguishment of Accounts Payable	—	—	—	(406)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	727	240	2,164	1,310
Add: One-time electricity charges	—	—	114	—
Add: Other non-recurring expenses	615	93	2,290	93
Adjusted net loss from Continuing Operations (Non-GAAP)	$(319)	$(4,310)	$(8,871)	$(7,810)

EBITDA and Adjusted EBITDA
Net Loss from Continuing Operations (GAAP)	$(6,856)	$(4,643)	$(45,606)	$(22,486)
Add: Interest Expense	855	112	1,980	112
Add: Income Tax Benefit (Expense)	(242)	266	(523)	540
Add: Depreciation and Amortization	2,636	875	7,267	1,120
EBITDA (Non-GAAP)	$(3,607)	$(3,390)	$(36,881)	$(20,714)
Add: Stock-based compensation	5,195	—	32,074	12,337
Add: Gain on Extinguishment of Accounts Payable	—	—	—	(406)
Add: Loss on Extinguishment of Debt	—	—	94	1,342
Add: Non-recurring professional service costs	727	240	2,164	1,310
Add: One-time electricity charges	—	—	114	—
Add: Other non-recurring expenses	615	93	2,290	93
Adjusted EBITDA (Non-GAAP)	$2,930	$(3,057)	$(146)	$(6,038)

Adjusted Gross Profit
Gross profit (GAAP)	$6,088	$90	$11,004	$(957)
Add: Depreciation and amortization in cost of revenues	1,739	1,010	4,320	1,070
Add: One-time electricity charges	—	—	114	—
Adjusted Gross Profit (Non-GAAP)	$7,827	$1,100	$15,438	$113

Sources of Liquidity

We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuance of common stock, and the receipt of contractual deposits and revenue prepayments from hosting customers. The Company's primary term loans are noted below.

On July 25, 2022, the Company entered into the Starion Loan Agreement. The Starion Loan Agreement provides for the Starion Term Loan which has a total principal balance of $15.0 million, with an interest rate per annum of 6.50%. Approximately $7.1 million of the proceeds were used to pay down the remaining Vantage term loan balance that was entered into on March 11, 2022. The remaining proceeds of the term loan will be used for working capital needs for the operation of Phase I of the hosting facility in Jamestown, North Dakota.

On November 7, 2022, the Company entered into the Vantage Garden City Loan Agreement, with a maximum total principal value of $15 million, and an interest rate per annum of 6.15%. As of February 28, 2023, an aggregate amount of $10.3 million has been advanced under the Vantage Garden City Loan Agreement. The proceeds of the Vantage Garden City Loan will be used for the costs and expenses of a building at the Garden City Facility.

On February 16, 2023, the Company entered into the Starion Ellendale Loan Agreement with Starion Bank. This agreement provides for a term loan in the principal amount of $20 million with a maturity date of February 3, 2028. The loan provides for an interest rate of 7.48% per annum. The proceeds of the loan will be used to fund expansion on the Ellendale Facility. On March 30, 2023, the Company received funding for the Starion Ellendale Loan. The funding, net of issuance fees, totaled $19.8 million.

On May 23, 2023, the Company entered into the B. Riley Loan and Security Agreement with B. Riley Commercial Capital, LLC and B. Riley Securities. The B. Riley Loan and Security Agreement provides for a term loan in the principal amount of up to $50 million, with an interest rate of 9.00% per annum. The proceeds of the Loan will be used to provide additional liquidity to fund the buildout of the Company’s recently announced AI cloud platform and datacenters by the Company, and for general corporate purposes and working capital. The Company was initially advanced $34.9 million in funding, net of issuance fees of $1.6 million. The Company repaid the total balance of the B. Riley Loan on July 17, 2023.

See Note 7 - Debt to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our term loans.

On June 27, 2023, the Company began issuing and selling common stock under an "at the market" sales agreement, with Craig-Hallum Capital, pursuant to which the Company may sell up to $125 million in shares of Common Stock. The Company has sold approximately 7.9 million shares. Net proceeds, less commission fees of approximately $2.0 million, are approximately $64.7 million.

During the fiscal year ended May 31, 2023, we received $100.1 million in payments for future hosting services. During the fiscal year ended May 31, 2022, we generated revenue from crypto mining and co-hosting, but we have incurred net losses from operations. During the fiscal year ended May 31, 2023, we have generated revenue from co-hosting, but incurred net losses from operations. As of May 31, 2023 and May 31, 2022, we had cash and cash equivalents of $29.0 million and $38.8 million, respectively, and an accumulated deficit of $100.7 million and $56.1 million, respectively.

Funding Requirements

We have experienced net losses through the periods ended May 31, 2023. Our transition to profitability is dependent on the successful operation of our hosting facilities. We believe that amounts we received from proceeds from our term loans, proceeds from stock offerings, and payments we have received from our hosting operations will be sufficient to meet our working capital needs for at least the next 12 months and all of the Company’s known requirements and plans for cash. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations and as we bear the costs of being a public company. We believe that the significant investments in property and equipment continue during calendar 2023 as we continue to grow our AI cloud services business. We also expect that our revenues will increase as we continue to bring online additional capacity at existing datacenter facilities and as we begin to provide services to AI cloud services and HPC customers.

Summary of Cash Flows

The following table provides information about Applied Digital’s net cash flow for the fiscal years ended May 31, 2023 and May 31, 2022.

	Fiscal Year Ended
$ in thousands	May 31, 2023	May 31, 2022
Net cash provided by (used in) operating activities	$58,735	$(872)
Net cash used in investing activities	(132,088)	(45,871)
Net cash provided by financing activities	70,628	81,292
Net change in cash, cash equivalents, and restricted cash	(2,725)	$34,549
Cash, cash equivalents, and restricted cash at beginning of period	46,299	$11,750
Cash, cash equivalents, and restricted cash at end of period	$43,574	$46,299

Commentary on cash flows for the fiscal year ended May 31, 2023

Operating Activities

The net cash provided by operating activities of $58.7 million for the fiscal year ended May 31, 2023 consisted primarily of the following:

• $32.1 million non-cash adjustment for stock-based compensation expense;

• $26.8 million increase in customer deposits due to the Company executing new contracts during the period; and

• $44.8 million increase in deferred revenue due to prepayments from new contracts as well as more cash being received than revenue recognized during the period.

The above factors were partially offset by the $45.6 million loss from continuing operations

Investing Activities

The net cash used in investing activities of $132.1 million for the fiscal year ended May 31, 2023 was driven by the increase of purchases of property and equipment and other assets related to the construction of the Company’s Garden City, Texas and Ellendale, North Dakota hosting facilities, as well as deposit payments on equipment.

Financing Activities

The net cash provided by financing activities of $70.6 million for the fiscal year ended May 31, 2023 was primarily driven by the following factors:

•$45.7 million in proceeds from term loans

•$36.5 million in proceeds from the related party loan; and

•$4.1 million in equity contributions to 1.21 Gigawatts, a subsidiary of the Company, by noncontrolling interest.

These above factors were partially offset by the extinguishment of the Vantage term loan totaling $7.1 million.

Commentary on cash flows for the fiscal year ended May 31, 2022

Operating Activities

The net cash used in operating activities of $0.9 million for the fiscal year ended May 31, 2022 consisted primarily of the following:

•$22.5 million in loss from continuing operations; and

•$1.0 million in loss from discontinued operations

These above factors were partially offset by the following

•$12.3 million non-cash expense adjustment for stock-based compensation expense;

•$6.4 million increase in accounts payable and accrued liabilities due to the timing of payments;

•$9.5 million increase in customer deposits due to the Company executing new contracts during the period; and

•$3.9 million increase in deferred revenue due to prepayments from new contracts as well as more cash being received than revenue recognized during the period.

Investing Activities

The net cash used in investing activities of $45.9 million for the fiscal year ended May 31, 2022 consisted of:

•$55.0 million in purchases of property and equipment related to the construction of the Company’s Jamestown, ND facility; and

•$9.1 million in the sale of equipment related to the Company’s discontinued operations.

Financing Activities

The net cash provided by financing activities of $81.3 million for the fiscal year ended May 31, 2022 consisted primarily of:

•$34.5 million in proceeds from the issuance of preferred stock , partially offset by issuance costs of $2.9 million.

•$40.0 million in proceeds from the issuance of Common Stock from the April 2022 initial public offering, partially offset by issuance costs of $4.3 million

•$7.3 million in proceeds from the issuance of term loans; and

•$7.0 million in contributions in equity contributions to 1.21 Gigawatts, a subsidiary of the Company, by noncontrolling interest.

Off Balance Sheet Arrangements
None.
Significant Accounting Pronouncements
None.
Recent Accounting Pronouncements
For a discussion of recently issued financial accounting standards, refer to Note 3 - Basis of Presentation and Significant Accounting Policies, in Part II, Item 8 of this Annual Report on Form 10-K.

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

Stock-based Compensation

We account for stock-based compensation with performance conditions by recognizing expense ratably over the requisite service period once the Company concludes that it is probable that the performance conditions will be achieved. The Company's conclusion as to the probability of achievement is complex and requires judgment. In addition, the Company makes estimates around the service period for certain performance awards that are probable of being achieved. The Company may revise its estimate when it determines that it is probable that the performance condition will be achieved within a different time period.

The Company reassesses the probability related to vesting and the requisite service period at each reporting period, and recognizes a cumulative catch up adjustment for such changes in its probability assessment in subsequent reporting periods. The Company's determination of probability is based on historical metrics, future projections, and the Company's historical performance against such projections.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our financial instruments are denominated in United States Dollars and are not subject to interest rate or foreign currency exchange risks. Our term note facility and the note payable issued thereunder bears interest at a fixed interest rate. We have determined our energy services agreement for our Ellendale, North Dakota facility represents a derivative instrument with a notional amount of 180 MW, however, we have determined that this instrument does not have any value as the agreement provides purchases and sales at market value. We do not hold any other financial instruments.

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

We manage a portion of our inflation risk through our participation in a long-term Electricity Supply Agreement, through which we have negotiated a fixed rate for the electricity to be used by our Jamestown, ND hosting facility.

Item 8. Financial Statements and Supplementary Data

See Accompanying Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Applied Digital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Digital Corporation (the “Company”) as of May 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

New York, NY
August 2, 2023
See Accompanying Notes to the Consolidated Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except number of shares and par value data)

	May 31, 2023	May 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$28,999	$38,798
Accounts receivable	82	227
Prepaid expenses and other current assets	16,678	1,337
Total current assets	45,759	40,362

Property and equipment, net	195,593	64,260
Operating lease right of use asset, net	1,290	1,110
Finance lease right of use asset, net	14,303	5,298
Other Assets	7,012	8,950
TOTAL ASSETS	$263,957	$119,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,776	$13,260
Current portion of operating lease liability	320	191
Current portion of finance lease liability	5,722	813
Current portion of term loan	7,950	1,333
Customer deposits	36,370	9,524
Current deferred revenue	48,692	3,877
Sales and use tax payable	1,630	—
Total current liabilities	115,460	28,998

Deferred tax liability	—	540
Long-term portion of operating lease liability	1,005	936
Long-term portion of finance lease liability	8,334	4,374
Long-term portion of term loan	33,222	5,897
Long-term related party loan	35,257	—
Other long-term related party liabilities	1,000	—
Total liabilities	194,278	40,745

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.001 par value, 166,666,667 shares authorized, 100,927,358 shares issued and 95,925,630 shares outstanding at May 31, 2023, and 97,837,703 shares issued and 97,801,407 shares outstanding at May 31, 2022	101	98
Treasury stock, 5,001,728 shares at May 31, 2023 and 36,296 shares at May 31, 2022, at cost	(62)	(62)
Additional paid in capital	160,194	128,293
Accumulated deficit	(100,716)	(56,070)
Total stockholders’ equity attributable to Applied Digital Corporation	59,517	72,259
Noncontrolling interest	10,162	6,976
Total Stockholders' equity including noncontrolling interest	69,679	79,235
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,957	$119,980

See Accompanying Notes to the Consolidated Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal Year Ended
	May 31, 2023	May 31, 2022
Revenues:
Hosting revenue	$55,392	$8,549

Cost of revenues	$44,388	$9,506
Gross profit	11,004	(957)

Costs and expenses:
Selling, general and administrative	$55,059	$19,941
Total costs and expenses	$55,059	$19,941
Operating loss	$(44,055)	$(20,898)

Other income (expense):
Interest Expense	$(1,980)	$(112)
Gain on extinguishment of accounts payable	—	406
Loss on extinguishment of debt	(94)	(1,342)
Total other expense, net	(2,074)	(1,048)
Net loss from continuing operations before income tax expenses	(46,129)	(21,946)
Income tax benefit (expense)	523	(540)
Net loss from continuing operations	(45,606)	(22,486)
Net loss from discontinued operations, net of income taxes	—	(1,044)
Net loss including noncontrolling interests	(45,606)	(23,530)
Net loss attributable to noncontrolling interest	(960)	(10)
Net loss attributable to Applied Digital Corporation	$(44,646)	$(23,520)

Basic and diluted net loss per share:
Continuing Operations	$(0.49)	$(0.39)
Discontinued Operations	$—	$(0.02)
Basic and diluted net loss per share	$(0.49)	$(0.41)
Basic and diluted weighted average number of shares outstanding	93,976,233	57,121,096
See Accompanying Notes to the Consolidated Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended May 31, 2023 and 2022
(In thousands, except per share data)

	Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Total Mezzanine Equity	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2021	660,000	$15,135	—	$—	$15,135	27,195	$3,370	17,087	$1,849	1,511,061	$2	(36,296)	$(62)	$13,881	$(21,623)	$(2,583)	$—	$12,552
Extinguishment of debt	—	—	—	—	—	—	—	—	—	5,083,828	5	—	—	3,473	—	3,478	—	$3,478
Issuance of dividends to preferred stock	—	—	—	—	—	60,822	6,082	29,772	2,979	—	—	—	—	—	(8,946)	115	—	$115
Conversion of series A and B preferred stock	—	—	—	—	—	(88,017)	(9,452)	(46,859)	(4,828)	28,765,308	29	—	—	14,251	—	—	—	$—
Service agreement stock compensation	—	—	—	—	—	—	—	—	—	18,036,723	18	—	—	12,319	—	12,337	—	$12,337
Issuance of Series D preferred stock	—	—	1,380,000	34,500	34,500	—	—	—	—	—	—	—	—	—	—	—	—	$34,500
Issuance Costs of Series D preferred Stock	—	—	—	(2,927)	(2,927)	—	—	—	—	—	—	—	—	—	—	—	—	$(2,927)
Preferred Stock Dividends Accrued	25,633	641	53,587	1,340	1,981	—	—	—	—	—	—	—	—	—	(1,981)	(1,981)	—	$—
Conversion of Series C and D preferred stock	(685,633)	(15,776)	(1,433,587)	(32,913)	(48,689)	—	—	—	—	36,440,783	36	—	—	48,653	—	48,689	—	$—
Initial public offering of common stock	—	—	—	—	—	—	—	—	—	8,000,000	8	—	—	39,992	—	40,000	—	$40,000
Offering costs of initial public offering	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,276)	—	(4,276)	—	$(4,276)
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,986	$6,986
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,520)	(23,520)	(10)	$(23,530)
Balance, May 31, 2022	—	—	—	—	—	—	—	—	—	97,837,703	98	(36,296)	(62)	128,293	(56,070)	72,259	6,976	79,235
Issuance of common stock - vesting of awards	—	—	—	—	—	—	—	—	—	2,615,550	3	—	—	(171)	—	(168)	—	$(168)
Issuance of common stock - restricted stock awards	—	—	—	—	—	—	—	—	—	474,105	—	—	—	—	—	—	—	$—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	32,072	—	32,072	—	$32,072
Common stock forfeited	—	—	—	—	—	—	—	—	—	—	—	(4,965,432)	—	—	—	—	—	$—
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,146	$4,146
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(44,646)	(44,646)	(960)	(45,606)
Balance, May 31, 2023	—	—	—	—	—	—	—	—	—	100,927,358	101	(5,001,728)	(62)	160,194	(100,716)	59,517	10,162	69,679

See Accompanying Notes to the Consolidated Financial Statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (In thousands)

	Fiscal Year Ended
	May 31, 2023	May 31, 2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss attributable to Applied Digital Corporation	$(44,646)	$(23,520)
Net loss from discontinued operations, net of income taxes	—	(1,044)
Net loss attributable to noncontrolling interest	(960)	(10)
Net loss from continuing operations	(45,606)	(22,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	7,267	1,120
Gain on extinguishment of accounts payable	—	(406)
Loss on extinguishment of debt	94	1,342
Stock-Based Compensation	32,072	12,337
Lease Expense	347	328
Non-cash interest expense	410	—
Changes in assets and liabilities:
Accounts receivable	145	(227)
Prepaid expenses and other current assets	(766)	(1,331)
Customer deposits	26,846	9,524
Deferred revenue	44,815	3,877
Deferred Tax	(540)	540
Accounts payable and accrued liabilities	(6,265)	6,417
Other Assets	364	(1,450)
Lease Assets and Liabilities	(118)	—
Payments of operating leases	(330)	(310)
Net cash provided by operating activities of continuing operations	58,735	9,275
Net cash used in operating activities of discontinued operations	—	(10,147)
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	58,735	(872)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(128,721)	(54,974)
Deposits on equipment	(2,557)	—
Investments in private companies	(810)	—
Net cash used in investing activities of continuing operations	(132,088)	(54,974)
Net cash provided by investing activities of discontinued operations	—	9,103
NET CASH USED IN INVESTING ACTIVITIES	(132,088)	(45,871)
CASH FLOW FROM FINANCING ACTIVITIES
Initial public offering of common stock	—	40,000
Issuance of preferred stock	—	34,500
Repayment of finance leases	(3,353)	(221)
Preferred stock issuance costs	—	(2,927)
Common stock issuance costs	—	(4,276)
Term loan payoff	(7,056)	—
Proceeds from issuance of term loan	45,650	7,324
Term Loan Issuance Costs	(567)	(94)
Proceeds from issuance of related party term loan	36,500	—
Related party term Loan Issuance Costs	(1,548)	—
Loan Payments	(2,977)	—
Payments of employee restricted stock tax withholdings	(168)	—
Noncontrolling interest contributions	4,147	6,986
Net cash provided by financing activities of continuing operations	70,628	81,292
Net cash provided by financing activities of discontinued operations	—	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	70,628	81,292
NET (DECREASE ) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,725)	34,549
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD (See Note 3)	46,299	11,750
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD (See Note 3)	$43,574	$46,299
Less: cash, cash equivalents, and restricted cash of discontinued operations	—	—
Cash, cash equivalents, and restricted cash of continuing operations	$43,574	$46,299

See Accompanying Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows (In thousands)

	Fiscal Year Ended
	May 31, 2023	May 31, 2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,570	$112
Income Taxes Paid	$18	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Non-cash dividends paid in-kind	$—	$11,042
Operating right-of-use assets obtained by lease obligation	$397	$1,288
Finance right-of-use assets obtained by lease obligation	$12,331	$5,418
Fixed assets in accounts payable	$7,399	$6,998
See Accompanying Notes to the Consolidated Financial Statements

Notes to the Consolidated Financial Statements
1.BUSINESS AND ORGANIZATION
Applied Digital Corporation, f/k/a Applied Blockchain, Inc. (the “Company”) is a designer, builder and operator of next-generation digital infrastructure. The Company has three primary business streams, artificial intelligence (“AI”) cloud services, high performance computing (“HPC”) datacenter hosting, and crypto datacenter hosting. For the fiscal year ended May 31, 2023, the Company has only had operational activity in the crypto datacenter hosting business.

The Company was originally incorporated in Nevada in May 2001. On November 14, 2022, the Company changed its corporate name from Applied Blockchain, Inc. to Applied Digital Corporation.

2.LIQUIDITY AND FINANCIAL CONDITION
As of May 31, 2023, the Company had approximate cash and cash equivalents of $29.0 million and negative working capital of $69.7 million. Historically the Company has incurred losses and has relied on equity and debt financings to fund its operations. Based on an analysis of cash flows, current net working capital, and expected operations revenue, the Company believes its current cash on hand is sufficient to meet its operating and capital requirement for at least next twelve months from the date these financial statements were issued.

3.BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned and controlled subsidiaries. Consolidated subsidiaries results are included from the date the subsidiary was formed or acquired. Noncontrolling interests in consolidated subsidiaries in the consolidated financial statements represent non-controlling stockholders' proportionate share of the operations in such subsidiaries. Intercompany investments, balances and transactions have been eliminated in the consolidated financial statements. The Company’s consolidated operating subsidiaries include the Company's wholly-owned subsidiaries, the Company's interest in Highland Digital Holdings LLC, and the Company's majority interests in Sai Foundry Computing LLC, as well as 1.21 Gigawatts LLC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements are:

• The valuation allowance associated with the Company’s deferred tax assets.

•The probability assessment associated with performance conditions in share based payment awards

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Our cash equivalents in excess of federally insured limits potentially subject us to concentrations of credit risk, although we believe they are subject to minimal risk.

Restricted Cash

The Company has restricted cash related to its letters of credit totaling $14.6 million. The Company is required to keep these balances in separate accounts for the duration of the letter of credit agreements, which last through the first quarter of calendar 2024. The following tables reconciles cash and cash equivalents and restricted cash to presentation on the balance sheet as of May 31, 2023, and May 31, 2022.

(in thousands)	May 31, 2023	May 31, 2022
Cash and cash equivalents	$28,999	$38,798
Restricted cash included in prepaid expenses and other current assets	14,575	—
Restricted cash included in other assets	—	7,501
Total Cash, Cash Equivalents, and Restricted Cash	$43,574	$46,299

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

For the Company’s operating leases, fixed lease payments are recognized as lease expense on a straight-line basis over the lease term. For leases with an initial term of 12 months or less, any fixed lease payments are recognized on a straight-line basis over the lease term and are not recognized on the Company’s consolidated balance sheet as an accounting policy election. Leases qualifying for the short-term lease exception were insignificant. Variable lease costs are recognized as incurred. Assets and liabilities related to operating leases are presented in separate captions from those relating to finance leases.

For the Company's finance leases, expense is split between amortization and interest expense. Variable lease costs are recognized as incurred. Assets and liabilities related to finance leases are presented in separate captions from those relating to operating leases.

Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"). The Company provides energized space to customers who locate their hardware within the Company’s co-

hosting facility. All hosting performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Hosting revenue is recorded monthly in fixed amounts, net of credits for non-performance, based on the terms of the hosting agreements. Any ancillary revenue for maintenance or installation services is at a point in time when the Customer has received the full service. As these services support the hosting operation as a whole, all revenue is within the hosting revenue caption. Customer contracts include advance payment terms. Advanced payments are recorded as deferred revenue until the related service is provided.

Stock-based compensation

Restricted Stock Awards

The Company has granted restricted stock awards to officers and directors. Each of the awards vests upon the completion of service conditions for specified times and a performance condition for the occurrence of an effective registration statement covering the resale of the shares of Common Stock comprising the stock award with the Securities and Exchange Commission (the “SEC”). The Company has recognized the cost of the restricted stock-based on the grant date fair value of the awards ratably over the related vesting terms as it is probable that the performance condition for the reserved underlying shares will be met.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain consultants and employees, in all cases as compensatory grants for services rendered to the Company, which contain performance conditions that affect vesting. The Company has recognized the cost of these RSUs based on the grant date fair value ratably for each tranche, as applicable, based on the probability that the performance conditions will be achieved over the related vesting terms. In addition, the Company has granted RSUs to employees as compensation for employment services. The average term of the RSUs granted under the employee incentive plan is three years from grant date, and the only conditions for vesting are service conditions. The Company has recognized the expense of the RSUs based on grant date fair value of the awards ratably over the service period.

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

Segment Information

The Company’s chief operating decision maker, the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. Accordingly, the Company has one operating and reporting segment.

Recent Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change. The Company has determined that there are no recently issued pronouncements that are currently applicable to the Company.

Reclassifications

Within the Consolidated Financial Statements certain immaterial amounts have been reclassified to conform with current period presentation. The Company has reclassified restricted cash from cash and cash equivalents to other assets. In addition, the Company has reclassified utility deposits to other assets. These reclassifications had no impact on reported operating income or net income; cash flows from operations, investing, or financing activities; or total assets and liabilities.

4.PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of May 31, 2023 and 2022:

(in thousands)	Estimated Useful Life	May 31, 2023	May 31, 2022
Hosting Equipment
Electric Generation and Transformers	15 years	$4,655	$4,338

Other Equipment and Fixtures	6 years	1,685	588
Construction in Progress		106,226	18,305
Information Systems and Software	5 years	21,173	9,608
Land & Building
Land		2,152	1,074
Land Improvements	15 years	1,293	1,180
Building	39 years	63,350	30,176
Total cost of property and equipment		200,534	65,269
Accumulated Depreciation		(4,940)	(1,009)
Property and Equipment, Net		$195,593	$64,260
Depreciation expense totaled $3.9 million and $1 million for the years ended May 31, 2023 and 2022, respectively. Depreciation is computed on the straight-line basis for the period assets are in service. Construction in progress represents assets received but not placed into service as of May 31, 2023.

5.REVENUE FROM CONTRACTS WITH CUSTOMERS

Below is a summary of the Company’s revenue concentration by major customer for the years ended May 31, 2023 and 2022

	Fiscal Year Ended
Customer	May 31, 2023	May 31, 2022
Customer A	24%	—%
Customer B	20%	13%
Customer C	19%	41%
Customer D	14%	16%
Customer E	12%	15%
Customer F	11%	15%
Total	100%	100%

Remaining Performance Obligations
As of May 31, 2023, the Company had $48.7 million in deferred revenue, which represents the Company’s remaining performance obligations. The Company expects to recognize all of this revenue within the next 12 months.

Deferred Revenue
Changes in the Company's deferred revenue balances for the years ended May 31, 2023 and 2022, respectively, are shown in the following table:

(in thousands)
Balance at May 31, 2021	$—
Advance billings	12,426
Revenue recognized	(8,549)
Other adjustments	—
Balance at May 31, 2022	$3,877
Advance billings	100,072
Revenue recognized	(55,392)
Other adjustments	135
Balance at May 31, 2023	$48,692

Customer Deposits
Changes in the Company's customer deposits balances for the years ended May 31, 2023 and 2022, respectively, are shown in the following table:

(in thousands)
Balance at May 31, 2021	$—
Customer deposits received	$9,524
Customer deposits refunded	—
Other adjustments	—
Balance at May 31, 2022	$9,524
Customer deposits received	$26,981
Customer deposits refunded	—
Other adjustments	$(135)
Balance at May 31, 2022	$36,370

6.RELATED PARTY TRANSACTIONS

Related Party Notes Payable
See discussion below in Note 7 - Debt, regarding the Company's term loan agreement with B. Riley Commercial Capital, LLC and B. Riley Securities, Inc, both wholly-owned subsidiaries of B. Riley Financial, Inc. Bryant Riley, chairman of the board and co-chief executive officer, of B. Riley Financial, Inc. (Nasdaq: RILY), directly or indirectly through subsidiaries of RILY, held in excess of 5% of our then outstanding Common Stock beginning in April 2023. The following table illustrates the related party balances on this loan for the fiscal year ended May 31, 2023.

(in thousands)
Description	May 31, 2023
Principal Outstanding	$36,500
Other long-term liabilities	1,000
Accrued Interest Payable	81

Related Party Revenue

The Company has revenue transactions with two related party customers:

• Customer A is a subsidiary of an entity which is deemed to beneficially own over 5% of the Company's outstanding common stock.

•Customer B is 60% owned by an individual who is deemed to beneficially own over 5% of the Company's outstanding stock.

The following tables illustrate related party revenue for fiscal years ended ended May 31, 2023 and May 31, 2022.

(in thousands)	Related Party Revenue for the Fiscal Year Ended
Customer	May 31, 2023	May 31, 2022
Customer A	$8,007	$1,417
Customer B	$6,401	$1,268

The following tables illustrate related party deferred revenue and deposits balances as of May 31, 2023 and May 31, 2022.

(in thousands)	Customer A Balances as of
Caption	May 31, 2023	May 31, 2022
Deferred revenue	$1,474	$692
Customer Deposits	$2,450	$2,059

(in thousands)	Customer B Balances as of
Caption	May 31, 2023	May 31, 2022
Deferred revenue	$50	$262
Customer Deposits	$1,361	$1,171

Related Party Sublease Income

For the fiscal years ending May 31, 2023 and May 31, 2022, the Company received sublease income from B. Riley Asset Management, which is also a wholly-owned subsidiary of B. Riley Financial, Inc. Mr. Cummins, the CEO of the Company, is also the President of B. Riley Asset Management.

(in thousands)
Description	May 31, 2023	May 31, 2022
Sublease Income	$84	$80

7.DEBT

Below is a summary of the Company’s term loan balances, including current debt and deferred financing fees as of May 31, 2023 and 2022.

(in thousands)	May 31, 2023	May 31, 2022
Total Outstanding Loan Balances	79,441	7,324
Less: Deferred Issuance Costs	(3,012)	(94)
Less: Current portion of Term Loan	(7,950)	(1,333)
Less: Long-term related party loan	(35,257)	—
Long-term portion of Term Loan	$33,222	$5,897

Below is the weighted-average interest rate for the Company's term loans as of May 31, 2023 and 2022.

	May 31, 2023	May 31, 2022
Weighted-average interest rate	13.4%	5.0%

Remaining Principal Payments

Below is a summary of the remaining principal payments due over the life of the term loans as of May 31, 2023.

(in thousands)
Year	Principal Payments
FY24	$9,394
FY25	46,586
FY26	10,780
FY27	8,550
FY28	4,131
Thereafter	—
Total Term Loan Remaining Payments	$79,441

Starion Term Loan

On July 25, 2022, APLD Hosting, LLC, a wholly-owned subsidiary of the Company, entered into a loan agreement with Starion Bank and the Company as Guarantor (the “Starion Loan Agreement”). The Starion loan agreement provides for a term loan (the “Starion Term Loan”) in the principal amount of $15 million with a maturity date of July 25, 2027. The Starion Loan Agreement provides for an interest rate of 6.50% per annum. The Starion Loan Agreement contains customary covenants, representations and warranties and events of default. The Company is not subject to financial covenants under the Starion Loan Agreement until May 31, 2024. At that time, the Company will be subject to a debt service coverage ratio. Deferred financing costs related to the Starion Term Loan total $0.1 million.

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

In connection with the Starion Loan Agreement, the Company repaid all of the outstanding balance on the March 11, 2022 loan agreement between the Company and Vantage Bank Texas. This loan agreement included a promissory note agreement for $7.5 million for a five year term with an interest rate of 5% per annum.

Vantage Garden City Loan

On November 7, 2022, APLD – Rattlesnake Den I, LLC, a wholly-owned indirect subsidiary of the Company, entered into a loan agreement with Vantage Bank Texas and the Company, as guarantor, which agreement provides for a term loan in the principal amount of $15 million (the “Vantage Garden City Loan Agreement”). The loan pursuant to the Vantage Garden City Loan Agreement will be advanced in 16 installments, with each installment not exceeding approximately $0.9 million for the costs and expenses of a building at the Company’s hosting facility in Garden City, Texas (the “Garden City Facility”). The unpaid principal amount of the Garden City Facility will bear interest at a fixed rate of 6.15% per annum, and the Company may prepay the Garden City Facility, in whole or in part, without the payment of any fee or penalty. The Garden City Facility matures April 26, 2028. The Vantage Garden City Loan Agreement contains customary representations, warranties, covenants and events of default. As of May 31, 2023, an aggregate amount of $10.3 million has been advanced under the Vantage Garden City Loan Agreement, with the outstanding balance totaling $10.1 million. Total deferred costs related to the issuance of this loan total are $0.2 million.

Starion Ellendale Loan

On February 16, 2023, APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Starion Bank and the Company as Guarantor (the “Ellendale Loan Agreement”). The Ellendale Loan Agreement provides for a term loan in the principal amount of $20 million with a maturity date of February 3, 2028. The Ellendale Loan Agreement contains customary covenants, representations and warranties and events of default. The Ellendale Loan Agreement provides for an interest rate of 7.48% per annum. The proceeds of the loan under the Ellendale Loan Agreement will be used to fund expansion on the Ellendale, North Dakota hosting datacenter. Total deferred costs related to the issuance of this loan total are $0.2 million. As of May 31, 2023, the total balance outstanding under the Ellendale Loan Agreement was $19.7 million.

B. Riley Loan

On May 23, 2023, Sai Computing LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "B. Riley Loan and Security Agreement") with B. Riley Commercial Capital, LLC and B. Riley Securities, with the Company as Guarantor. The B. Riley Loan and Security Agreement provides for a term loan of up to $50 million in the principal with an interest rate of 9.00% per annum (the "B. Riley Loan"). The proceeds of the B. Riley Loan will be used to provide additional liquidity to help fund the buildout of the Company’s recently announced AI cloud services platform and datacenters by the Company, and for general corporate purposes and working capital. The B. Riley Loan and Security Agreement contains initial fees of approximately $1.5 million that were reduced from the initial funds remitted to the Company. The B. Riley Loan and Security agreement also contains a term fee of $1 million that is due upon the Company's initial principal payment. Finally, the B. Riley Loan and Security agreement contains a commitment fee of 3% on any balance outstanding as of each quarter end beginning with the calendar quarter ending September 30, 2023. As of the date of May 31, 2023, the total outstanding balance of the B. Riley Loan was $36.5 million.

8.INCOME TAXES
The Company recorded income tax benefit of $0.5 million for the year ended May 31, 2023, compared to income tax expense of $0.5 million for the year ended May 31, 2022. The Company’s effective tax rate was 1.2% and (2.4)%, for the years ended May 31, 2023 and 2022 respectively.

(in thousands)	For the Fiscal Year Ended
	May 31, 2023	May 31, 2022
Current expense / (benefit)
Federal	$—	$—
Foreign	—	—
State	18	—
Total current expense	$18	$—
Deferred expense / (benefit)
Federal	$(540)	$540
Foreign	—	—
State	—	—
Total deferred (benefit) expense	$(540)	$540
Total income tax (benefit) expense	$(523)	$540

The following table reconciles the statutory rate to our effective tax rate:

	May 31, 2023	May 31, 2022
Expected income tax expense (benefit) at U.S. Statutory Rate	21.0%	21.0%
Stock-based compensation	(6.0)%	—%
State income taxes, net of federal tax benefit	—%	4.5%
Change in valuation allowance	(13.0)%	(27.0)%
Other, net	(0.8)%	(0.9)%
Income tax expense / (benefit)	1.2%	(2.4)%

Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to the Company's deferred tax assets and liabilities are as follows for the year ended May 31, 2023, and 2022:

(in thousands)	May 31, 2023	May 31, 2022
Deferred Tax Assets:
Net Operating Loss	$15,137	$11,971
Stock-Based Compensation	3,068	—
Capitalized Research and Development	897	—
Lease Liability	1,875	2,080
Other	360	248
Gross Deferred Tax Assets	21,337	14,298
Less: Valuation Allowances	(15,697)	(9,346)
Total Net Deferred Tax Asset	$5,640	$4,953

Deferred Tax Liabilities:
Property, Plant, and Equipment	$(3,712)	$(3,407)
Right of Use Assets	(1,929)	(2,086)
Other	—	—
Total Net Deferred Tax Liability	(5,640)	(5,493)
Net deferred tax assets (liabilities)	$—	$(540)

The Company had $114.8 million and $83.6 million of federal and state tax net operating losses at May 31, 2023 and 2022, respectively. At May 31, 2023, $99.3 million is available indefinitely to offset future income. The remaining carryforward amounts expire at varying dates beginning in 2028.

A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company has recorded an increase in the valuation allowance of $6.3 million and $6.2 million as of May 31, 2023 and 2022, respectively. The Company has provided a valuation allowance for the portion of the deferred tax assets that it has determined are not more likely than not to be recognized.

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

The Company is subject to U.S. federal income tax. Tax years ending May 31, 2021 through May 31, 2023 are open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in these years may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other taxing jurisdictions for any tax years.

9.STOCKHOLDERS’ EQUITY (DEFICIT)
Equity Plans

On October 9, 2021, the Company’s board of directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of May 31, 2023, the Company had issued approximately 0.6 million shares of restricted stock awards and approximately 12.4 million of restricted stock units under the plans.

Restricted Stock Awards

The following is a summary of the activity and balances for unvested restricted stock awards granted for the fiscal year ended May 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2022	1,366,666	$8.04
Granted	551,605	$2.19
Vested	(1,537,316)	$7.38
Forfeited	—	$—
Outstanding as of May 31, 2023	380,955	$2.22

As of May 31, 2023, total remaining expense to be recognized related to these awards was $0.8 million and the weighted average remaining recognition period for the unvested awards was 5 months.

Restricted Stock Units

The following is a summary of the activity and balances for unvested restricted stock units granted for the fiscal year ended May 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2022	1,791,666	$8.04
Granted	12,391,207	$2.28
Vested	(1,180,525)	$6.41
Forfeited	(536,413)	$6.71
Outstanding as of May 31, 2023	12,465,935	$2.53

As of May 31, 2023, total remaining expense to be recognized related to these awards was $31.5 million and the weighted average remaining recognition period for the unvested awards was 24 months.
Share Forfeiture

On June 6, 2022, through an agreement between the Company and Xsquared Holding Limited (“Sparkpool”), Sparkpool agreed to forfeit shares of Common Stock that had been issued to it pursuant to the service agreement executed on March 19, 2021. Sparkpool had ceased providing the contracted services for the Company, and agreed to forfeit shares to compensate for future services that will not be rendered. As a result of this agreement, 4,965,432 shares of Common Stock were forfeited and returned to the Company and placed in treasury.

10.LEASES

The Company has entered into leases for hosting equipment, office space, and land. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right of use assets and liabilities separately on the balance sheet as their own captions. The liabilities are split between current and long-term, respectively.

The Company presents lease costs as follows:

(in thousands)		Fiscal Year Ended
Lease Type	Consolidated Statements of Operations Presentation	May 31, 2023	May 31, 2022
Operating lease cost:
Operating lease expense	Selling, General and Administrative	$347	$328
Short-term lease expense	Selling, General and Administrative	187	126
Sublease Income	Selling, General and Administrative	(103)	(159)
Total operating lease cost		$431	$295
Finance lease expense:
Amortization of ROU assets related to revenue production	Cost of Sales	554	85
Amortization of ROU assets not related to revenue production	Depreciation and Amortization Expense	2,782	26
Interest on finance leases	Interest Expense	773	50
Variable finance lease expense	Selling, General and Administrative	3	—
Total finance lease cost		$4,112	$161
Total Lease Cost		$4,543	$456
The following table represents the Company’s future minimum lease payments as of May 31, 2023:

(in thousands)
Year	Operating Leases	Finance Leases	Total
FY24	$445	$6,687	$7,132
FY25	482	5,429	5,911
FY26	495	348	844
FY27	158	188	346
FY28	—	180	180
Beyond	—	87,145	87,145
Total	$1,580	$99,977	$101,557
Present value of lease liabilities	$(255)	$(85,921)	$(86,176)
Less: Current portion of lease liability	$320	$5,722	$6,042
Long-term portion of lease liability	$1,005	$8,334	$9,339

Supplemental cash flow and other information related to leases is as follows:

	Fiscal Year Ended
	May 31, 2023	May 31, 2022
Weighted-average years remaining (in years)
Finance leases	22	57
Operating leases	3	4

Weighted-average discount rate
Finance leases	8%	8%
Operating leases	11%	13%

The Company has entered into operating leases signed but not yet commenced with total minimum payments of approximately $83.1 million to support the Company's AI Cloud service business. The payments are expected to be made over a total of 84 months.

The Company has entered into finance leases signed but not yet commenced with total minimum payments of approximately $8.5 million. The payments are expected to be made over a total of 30 months.

11.COMMITMENTS AND CONTINGENCIES
Commitments
As of May 31, 2023, the Company has commitments related to its term loan and lease agreements , which have been disclosed in Note 7 - Debt and Note 10 - Leases, respectively. The Company also has the following commitments:

Jamestown Energy Services Agreement
The Company has a commitment of approximately $28 million related to the energy services agreement for its Jamestown, North Dakota hosting facility. The minimum term of this agreement is five years, and will remain in effect on a year-to-year basis unless terminated by either party by notice given at least 365 calendar days in advance of termination. The commitment is fully due within the next fiscal year, as the company commits to specific power consumption on an annual basis as part of the energy services agreement.

Other
The Company has other purchase commitments of approximately $10.2 million related to the buildout of its AI Cloud hosting services business and insurance premiums. These commitments are expected to be fulfilled within twelve months of May 31, 2023.

The Company also has a commitment for 1,024 H100 GPUs to support its AI Cloud services business, which has been subsequently financed through an arrangement totaling approximately $41 million over 24 months as discussed in Note 14 - Subsequent Events.

Contingencies

Letter of Credit

As of May 31, 2023 and May 31, 2022, the Company had letters of credit outstanding totaling $14.5 million and $7.5 million, respectively. As discussed in Note 3 - Basis of Presentation and Significant Accounting Policies, the Company is required to maintain these amounts in separate accounts, and therefore the cash is restricted. Further, the Company had no unused lines of credit as of May 31, 2023 or May 31, 2022, respectively.

Mediation
The Company has agreed to enter into mediation, tentatively scheduled for August 18, 2023, around the allegations previously announced by the Company on June 23, 2023. The Company estimates the potential range of loss based on such allegations to be $0 to $1 million.

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of May 31, 2023 and 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

12.EARNINGS PER SHARE

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

Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. As of May 31, 2023, the Company had approximately 12.8 million shares of granted but unvested restricted stock and restricted stock units that would have a potentially dilutive effect on earnings per share.

Earnings per share for the year ended May 31, 2023 and 2022 are shown in the following table:

(in thousands, except for share and per share data)	Fiscal Year Ended
	May 31, 2023	May 31, 2022
Net loss from continuing operations	$(45,606)	$(22,486)
Net loss from discontinued operations, net of income taxes	—	(1,044)
Net Loss including noncontrolling interests	(45,606)	(23,530)
Net Loss attributable to noncontrolling interest	(960)	(10)
Net loss attributable to Applied Digital Corporation	$(44,646)	$(23,520)
Continuing operations	$(0.49)	$(0.39)
Discontinued operations	$—	$(0.02)
Basic and diluted net loss per share	$(0.49)	$(0.41)
Basic and diluted weighted average number of shares outstanding	93,976,233	57,121,096

13.DISCONTINUED OPERATIONS
During the fiscal year ended May 31, 2022, the Company recognized a net loss from discontinued operations related to the Company's cryptocurrency mining operation. The Company had no results from discontinued operations during the year ended May 31, 2023. Operating results of discontinued operations are summarized below:

(in thousands)	Fiscal Year Ended
May 31, 2022
Cryptoasset Mining Revenue	$2,987
Cost of Sales	1,611
Gross Profit	1,376
Impairment of Cryptocurrency Assets	(393)
Gain on Sale of Fixed Assets	1,229
Loss on Asset Reclass to Discontinued Operations	(3,256)
Net Loss from Discontinued Operations	$(1,044)
14. SUBSEQUENT EVENTS
Financing Arrangements

The Company entered into a finance arrangement for approximately $41 million over 24 months for 1,024 H100 GPUs in connection with its AI Cloud Services business.

Additional Debt Financing

The Company received an additional $3 million in funding from the B. Riley Loan and Security Agreement, bringing the total outstanding loan principal balance to $39.5 million. Subsequently, the Company repaid the entire outstanding loan principal balance, along with all outstanding interest and fees.

Common Stock Issuance

The Company began issuing common stock under an "at the market" sale agreement pursuant to which the Company may sell up to $125 million in shares of Common Stock. The Company has sold approximately 7.9 million shares. Net proceeds, less commission fees of approximately $2.0 million, are approximately $64.7 million.

Customer Prepayment

The Company has confirmed receipt of a customer prepayment for its AI cloud services business of approximately $22.5 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

We have identified the following material weakness in the design of our internal controls:

•We have not designed and implemented controls to ensure we can record, process, summarize, and report financial data.

•We have not yet designed and implemented user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel.

•We did not design and maintain effective controls associated with related party transactions and disclosures. Controls in place were not designed or implemented at a sufficient level of precision or rigor to effectively identify related party relationships and disclose their related transactions in our financial statements.

•We also do not have a properly designed internal control system that identifies critical processes and key controls.

In order to remediate these material weaknesses, we have begun to take the following steps, among others:

1.Hiring additional qualified accounting and financial reporting personnel to support division of responsibilities;
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

Internal Control over Financial Reporting
This annual report does not include an attestation report of the Company's registered public accounting firm due to the fact that the Company is a Smaller Reporting Company and exempt from the requirement.

Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph

(d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III

Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors

The following table provides information regarding our Named Executive Officers (as defined below) and directors as of June 30, 2023.

Name	Age	Position(s)	Period of Service

Executive Officers

Wes Cummins	45	Chief Executive Officer and Chairman of the Board of Directors	Director from February 2007 to December 2020 and March 2021 to Present, sole officer from March 2012 to December 2020 and CEO, Secretary and Treasurer from March 2021 to Present

David Rench	45	Chief Financial Officer	March 2021 to Present

Michael Maniscalco	43	Chief Technology Officer	Executive Vice President of Technology from September 2021 to June 2023; Chief Technology Officer beginning in July 2023

Non-Employee Directors

Chuck Hastings	45	Director	April 2021 to Present

Kelli McDonald	45	Director	April 2021 to Present

Douglas Miller	66	Director	April 2021 to Present

Virginia Moore	49	Director	April 2021 to Present

Richard Nottenburg	69	Director	June 2021 to Present

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

Michael Maniscalco

Mr. Maniscalco became our Executive Vice President of Technology in September 2022, and was named Chief Technology Officer in July 2023. In 2009, Mr. Maniscalco co-founded Ihiji, a remote network management services company, where he served as the Vice President of Product through February 2018, after Ihiji was acquired in 2017. From 2018 until his employment with the Company, Mr. Maniscalco founded and and served as Chief Executive Officer of Better Living Technologies from 2018 to 2022.. In addition, Mr. Maniscalco has founded several other companies and organizations over the last five years.

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

Kelli McDonald

Ms. McDonald has a passion for high impact charity work in her local community. Ms. McDonald works in merchandising and book sales for an independent bookstore. She worked in early childhood education from 2006 to 2020. She served as the Fundraising Chairperson and Social Media Manager for KSD NOW in the early inception of the district-wide supplemental nutrition program, helping social workers launch a now-vital service. In addition to work in non-profit development, early childhood education and the Literacy Project, Ms. McDonald founded NG Gives Back. She earned a Bachelor of Arts degree from The University of Wisconsin Oshkosh.

Douglas Miller

Mr. Miller has served as a member of the board of directors of three public companies over the past nine years: Telenav, Inc. (NASDAQ: TNAV) from July 2015 to February 2021, CareDx, Inc. (NASDAQ: CDNA) from July 2016 to May 2017, and Procera Networks, Inc. (NASDAQ: PKT) from May 2013 to June 2015. He has chaired the Audit Committee for each of these companies, and has also served as a Lead Independent Director and as chair or committee member on Compensation, Nominating and Governance and Special committees. Prior to his roles as board member, Mr. Miller served as senior vice president, chief financial officer and treasurer of Telenav, a wireless application developer specializing in personalized navigation services, from 2006 to 2012. From 2005 to 2006, Mr. Miller served as vice president and chief financial officer of Longboard, Inc., a privately held provider of telecommunications software. Prior to that, from 1998 to 2005, Mr. Miller held various management positions, including senior vice president of finance and chief financial officer, at Synplicity, Inc., a publicly traded electronic design automation company.

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

Richard Nottenburg

Dr. Nottenburg is Executive Chairman of NxBeam Inc., which designs and builds leading proprietary mmWave ICs and radio products to power the next generation of satellite and terrestrial communication networks. Dr. Nottenburg is on the board of directors of Cognyte Software Ltd., (NASDAQ: CGNT),a global leader in security analytics software and Verint Systems Inc. (NASDAQ: VRNT), a customer engagement company. He serves as chairman of the compensation committee of both companies. He is also a member of the board of Sequans Communications S.A. (NYSE: SQNS), a leading developer and provider of 5G and 4G chips and modules for massive, broadband and critical IoT applications where he serves on both the audit and compensation committees. Previously, Dr. Nottenburg served as President and Chief Executive Officer and a member of the board of directors of Sonus Networks, Inc. from 2008 through 2010. From 2004 until 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its Executive Vice President, Chief Strategy Officer and Chief Technology Officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its Common Stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the Common Stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended May 31, 2023 (the “Last Fiscal Year”), except for one Form 4 filed by Virginia Moore reporting eight late transactions.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors. The full text of our code of business conduct and ethics is posted on the Investors section of our website: www.applieddigital.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of these provisions, on our website or in public filings.

Board of Directors Composition

Our Board currently consists of six members. Each of our current directors serves until the next annual meeting of our stockholders or earlier death, resignation or removal. Despite the expiration of a director’s term, however, the director shall continue to serve until such director’s successor is elected and qualifies or until there is a decrease in the number of directors.

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

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Wes Cummins
Chuck Hastings	●		●
Kelli McDonald		●	●
Douglas Miller	▲	●

Virginia Moore		●	▲
Richard Nottenburg	●	▲
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

Compensation Committee

Our Compensation Committee is comprised of Mr. Nottenburg, Ms. McDonald, Ms. Moore and Mr. Miller. Mr. Nottenburg is the chairperson of our Compensation Committee. The composition of our Compensation Committee meets the requirements for independence under the current Nasdaq Global Select Market listing standards and SEC rules and regulations. Each member of this committee is a non- employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Compensation Committee is responsible for, among other things:

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

Board Diversity Matrix (as of July 25, 2023)
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0

Hispanic or Latinx	1	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	4	0	0
Two or More Races or Ethnicities	0	0	0	0
Other (Race or Ethnicity)	0	0	0	0
LGBTQ+	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0

To see our Board Diversity Matrix as of August 30, 2022, please see our proxy statement filed with the SEC on
September 27, 2022.

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

Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In fiscal year ending May 31, 2023, the Compensation Committee retained Compensia Inc., a national compensation consulting firm with compensation expertise relating to technology and life science companies, to provide it with market information, analysis, and other advice relating to executive compensation on an ongoing basis. The Compensation Committee engaged Compensia, Inc. to, among other things, assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as to assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair. We do not believe the retention of, and the work performed by, Compensia, Inc. creates any conflict of interest.

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

Peer Group

The Compensation Committee reviews market data of companies that we believe are comparable to us. With Compensia’s assistance, the Compensation Committee developed a peer group for use when making its compensation decisions for the fiscal year ending May 31, 2023, which consisted of publicly traded technology companies headquartered in the U.S. that generally had a market capitalization between 0.25x and 4.0x the Company’s market capitalization. The Compensation Committee referred to compensation data from this peer group and broader survey data (for similarly-sized companies) when making base salary, cash bonus and equity award decisions for our executive officers for the fiscal year ending May 31, 2023. The following is a list of the public companies that composed our peer group for the fiscal year ending May 31, 2023:

Alkami Technology	CleanSpark	Paya
Backblaze	Couchbase	Riot Platforms
Bakkt Holdings	Fastly	Stronghold Digital Mining
Bit Digital	Greenidge Generation Holdings	Sumo Logic
Cantaloupe	IronNet	TeraWulf
Cipher Mining	Marathon Digital Holdings	Veritone

Base Salaries

The compensation of Named Executive Officers is generally determined and approved by the Compensation Committee of the Board of Directors. The base salaries of each of the Named Executive Officers for the fiscal years ending May 31, 2022 and 2023 were as follows.

Named Executive Officer	Position	Base Salary FY22	Base Salary FY22
Wes Cummins	CEO	$300,000	$600,000
David Rench	CFO	$240,000	$350,000
Michael Maniscalco	CTO	$200,000	$275,000

Annual Bonuses

We maintain an annual bonus program that rewards each of our Named Executive Officers for our performance against business objectives. Our Board of Directors establishes performance goals for this program each year and then evaluates performance against these established goals to determine the amount of each award. This program is based on performance over a fiscal year and pays out early in the following year, subject to the executive’s continued service through the payment date. All awards under this program are subject to the discretion of the Compensation Committee and the Board of Directors. For the fiscal year ending May 31, 2023, the target annual bonuses for our Named Executive Officers were as follows.

Named Executive Officer	Position	Target Bonus (% of Salary)
Wes Cummins	CEO	100%
David Rench	CFO	100%
Michael Maniscalco	CTO	75%

Equity Compensation

During the fiscal year ended May 31, 2023, we granted restricted stock units (“RSUs”) and performance stock units (“PSUs”) to each of our Named Executive Officers. We feel this equity mix effectively aligns Named Executive Officer compensation with shareholder returns while also achieving retention objectives. During the fiscal year, grants to our Named Executive Officers were as follows:

Named Executive Officer	Position	# of Restricted Stock Units	# of Performance-Based Restricted Stock Units (at target)
Wes Cummins	CEO	1,100,000	1,400,000
David Rench	CFO	460,000	490,000
Michael Maniscalco	CTO	216,000	175,000

The RSUs are time-based and provide for vesting in tranches over three years. The PSUs are performance-based and provide for earning between 50% -250% of the employee’s target units if certain financial targets are met during the measurement period, which consists of two fiscal years, and for vesting of any earned units on the third anniversary of grant.

Employment Agreements with Named Executive Officers

The Company currently has employment agreements with Mr. Cummins, and Mr. Rench. The employment agreements include non-compete and non-solicitation provisions. See “Employment Agreements and Arrangements Between the Company and Named Executives” of this Item 11 for a description of the material terms of Mr. Cummins’s and Mr Rench's employment agreements. The Company does not currently have an employment agreement with Mr. Maniscalco.

Welfare and other Benefits

See “Welfare and other benefits” of this Item 11 for a description of certain benefits provided to our Named Executive Officers. The Company maintains a broad-based 401(k) plan for its employees including its Named Executive Officers. Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ending May 31, 2023. Our Named Executive Officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during the fiscal year ending May 31, 2023.

Potential Payments upon Termination or Change in Control

Except as provided below, the Named Executive Officers’ employment agreements do not provide for any special payments in the event of a termination of employment or a Change in Control of the Company while the agreement is in effect.

Under the terms of each Named Executive Officer’s restricted stock award (each, an “Award”), if the Named Executive Officer’s employment terminates before the Award is vested and the termination is on account of the Named Executive Officer’s death, disability or termination by the Company without Cause (as defined in the Award), the Named Executive Officer will vest in a portion of the unvested Award based on the number of full months of employment that the Named Executive Officer has completed as of the termination date, and since the grant date of the Award. Under the terms of each Named Executive Officer’s PSU Award, the portion of the Target Award that will be earned and vested is determined based on both the months of employment completed as of the termination date and on achievement of certain performance factors defined in the Award during the period prior to the termination of employment

In addition, if there is a change in control of the Company as defined in the Award (“Change in Control”) of the Company while the Award remains unvested, the Award will be treated in accordance with one of the following as determined by the Compensation Committee: (1) the Award may be replaced with a new award that constitutes a “Replacement Award” under the terms of the Award and relevant tax rules; (2) if the Company’s stock continues to be publicly traded on the Nasdaq Global Select Market (or another established securities market) after the Change in Control, then the Award will continue in place and be treated as a Replacement Award; or (3) if, following the Change in Control, the Company’s stock is no longer publicly traded on The Nasdaq Global Select Market (or another established securities market), the unvested portion of the Award shall become vested immediately prior to the consummation of the Change in Control. Notwithstanding any of the foregoing, the Committee may determine that any unvested portion of the Award will be cancelled and terminated for consideration instead. Notwithstanding the foregoing, for PSU Awards, if the Change in Control occurs prior to the date that the Committee determines the number of units earned under the Award, the Named Executive Officer will vest in a portion of the Award based on the months of employment completed as of the Change in Control, applied to the higher of 100% of the target Award and the amount earned based on actual performance as of the end of the last full calendar quarter preceding the Change in Control date.

If payment of an Award in connection with a Change in Control would result in liability for an excise tax under
Section 4999 of the Code for “excess parachute payments” as defined in Section 280G of the Code, the amount of the Award may be reduced to avoid imposition of the excise tax, if such reduction results in a greater post-tax benefit to the Named Executive Officer as compared to payment of the full amount of the Award and imposition of the excise tax.

Executive Compensation

We are a “smaller reporting company” under applicable SEC rules and are providing disclosure regarding our executive compensation arrangements pursuant to the rules applicable to emerging growth companies, which means that we are not required to provide a compensation discussion and analysis and certain other disclosures regarding our executive compensation. The following discussion relates to the compensation of each of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the fiscal year ended May 31, 2023, for services rendered in all capacities during such year (the “Named

Executive Officers”), consisting of Wes Cummins, our Chief Executive Officer, Secretary, Treasurer, Chairman of the Board, David Rench, our Chief Financial Officer, and Michael Maniscalco, our Chief Technology Officer.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($) (1)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Wes Cummins	2023	$312,500	$150,000	—	$5,492,078	$5,954,578
Chief Executive Officer, President, Secretary and Treasurer	2022	$279,167	$300,000	$4,020,000	—	$4,599,167
	2021	52,083	—	—	—	52,083

David Rench	2023	$272,292	$339,375	—	$2,098,578	$2,710,245
Chief Financial Officer	2022	$254,707	$180,000	$1,339,987	—	$1,774,694
	2021	41,667	20,000	—	—	61,667

Michael Maniscalco	2023	$200,000	$92,500	—	$854,941	$1,147,441
Chief Technology Officer (4)	2022	$61,667	—	—	—	$61,667
__________________
1. 2021 amounts represent compensation for partial year service from March 2021 through May 31, 2021.
2.Consists of value of restricted stock awards made outside of the 2022 Incentive Plan.
3.Consists of restricted stock units granted through the 2022 Incentive Plan and health care premiums paid by the Company.
4.Mr. Maniscalco joined the Company in September 2021 as EVP, Technology, and became Chief Technology Officer on July 5, 2023.

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

On July 18, 2022, the Compensation Committee increased Mr. Rench’s annual base salary to $275,000, effective August 1, 2022.

Maniscalco

The Company does not currently have an employment agreement with Mr. Maniscalco. Mr. Maniscalco receives a base salary of $275,000 per annum, subject to annual review, and is eligible for an annual bonus of up to 75% of his base salary, to be determined at our sole discretion. Mr. Maniscalco is entitled to participate in all benefit plans provided to our employees in accordance with our applicable plan, policy or practices, as well as in any long-term incentive program established by us.

Severance Agreements
None of our employees have severance agreements.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2023

	STOCK AWARDS
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Wes Cummins	416,667 (1)	$3,487,503
	600,000 (2)	$5,022,000
	700,000 (3)	$5,859,000

David Rench	208,334 (4)	$1,743,756
	210,000 (5)	$1,757,700
	245,000 (6)	$2,050,650

Michael Maniscalco	125,000 (7)	$1,046,250
	75,000 (8)	$627,750
	87,500 (8)	$732,375
_____________________
(1) Consists of restricted stock units that vest as follows: 83,333 on each of August 5, 2023, August 5, 2024 and February 5, 2025 and 83,334 on each of February 5, 2024 and August 5, 2025.

(2) Consists of restricted stock units that vest as follows: 200,000 on April 4, 2024 and 100,000 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.

(3) Consists of performance stock units, at threshold, that may be earned during the two fiscal years beginning in 2023 and 2024 if certain financial performance criteria are met and will vest on April 4, 2026.

(4) Consists of restricted stock units that vest as follows: 41,667 on each of August 5, 2023, February 5, 2024, February 5, 2025 and August 5, 2025 and 41,666 on August 5, 2024.

(5) Consists of restricted stock units that vest as follows: 70,000 on April 4, 2024 and 35,000 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.

(6) Consists of performance stock units, at threshold, that may be earned during the two fiscal years beginning in 2023 and 2024 if certain financial performance criteria are met and will vest on April 4, 2026.

(7) Consists of restricted stock units that vest as follows: 30,556 on August 5, 2023, and 23,611 on each of February 5, 2024, August 5, 2024, February 5, 2025 and August 5, 2025.

(8) Consists of restricted stock units that vest as follows: 25,000 on April 4, 2024 and 12,500 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.

(9) Consists of performance stock units, at threshold, that may be earned during the two fiscal years beginning in 2023 and 2024 if certain financial performance criteria are met and will vest on April 4, 2026.

Equity Compensation Plans

The following table sets forth certain information, as of May 31, 2023, regarding the shares of the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

Plan	Number of shares of Common Stock issuable upon exercise of outstanding options, warrants or rights (1)	Weighted average of exercise price of outstanding	Number of shares of Common Stock remaining available for future issuance
2022 Incentive Plan	—	$0.00	5,085,720
2022 Non-Employee Director Stock Plan	—	$0.00	1,359,229
Compensation plans not approved by shareholders (1)	895,839	$0.00	—
________________
(1) Reflects restricted stock units which were not granted under the 2022 Incentive Plan or 2022 Non-Employee Director Stock Plan.

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

The Incentive Plan

The following is a summary of the material features of the Incentive Plan, qualified in its entirety by reference to the Incentive Plan.

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

The minimum vesting period for restricted stock and restricted stock units is generally one year. The Award Agreement shall set forth the extent to which a Participant may retain restricted stock or restricted stock units following termination of employment. Participants may be granted full voting rights with respect to restricted stock during the applicable restriction period, but will have no voting rights with respect to restricted stock units until common stock is issued in settlement thereof. Restricted stock will become freely transferable by the Participant after all conditions and restrictions have been satisfied. Vested restricted stock units may, in the Incentive Plan Administrator’s discretion, be settled in cash, common stock, or a combination of cash and common stock or any other manner approved by the Incentive Plan Administrator.

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

Share Authorization

The maximum aggregate number of shares of common stock that may be issued under the Incentive Plan was initially 13,333,333 shares. On January 1st of each year, for a period of not more than nine years, beginning on January 1, 2023 and ending on (and including) January 1, 2031, the number of shares authorized under the Incentive Plan automatically increases in an amount equal to 3% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. On January 1, 2023, 2,834,229 shares were added to the Incentive Plan, resulting in a new number of shares authorized under the Incentive Plan of 16,167,562, all of which can be issued pursuant to the exercise of incentive stock options.

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

The Director Plan

The following is a summary of the material features of the Director Plan, qualified in its entirety by reference to the Director Plan.

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

Grant of Shares

As of the first day of each compensation year (as defined in the Director Plan), we will, unless a different formula is selected in accordance with the last sentence of this paragraph, grant each Director a number of shares of our common stock for such year determined by (i) dividing the amount of each Director’s cash retainer for the compensation year by the fair market value of the shares on the first day of the compensation year, and (ii) rounding such number of shares up to the nearest whole share. We may revise the foregoing formula for any year without stockholder approval, subject to the Plan’s overall share limits. First Amendment to the Director Plan, adopted as of April 4, 2023 and effective as of November 10, 2022, adjusted the definition of the compensation year and changed the annual amount of shares of common stock to be awarded to the number of shares having a fair market value as of the date of grant of $160,000, rounded up to the nearest whole share.

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

We maintain a broad-based 401(k) plan including our Named Executive Officers. Our Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by the Company during the fiscal year ended May 31, 2023. Our Named Executive Officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by the Company during the fiscal year ended May 31, 2023.

Director Compensation

The following table presents the compensation for each person who served as a director on our Board during fiscal year ended May 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Chuck Hastings	$33,000	$210,503	$243,503
Kelli McDonald	$38,000	$210,503	$248,503
Douglas Miller	$45,000	$210,503	$255,503
Virginia Moore	$35,000	$210,503	$245,503
Richard Nottenburg	$36,000	$210,503	$246,503

(1) Amounts shown represent the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, of awards of restricted stock granted during fiscal year ended May 31, 2023. Each director held 76,191 unvested shares of restricted stock as of May 31, 2023.

The following table shows the annual cash retainer fees for non-employee directors.

Base retainer	$40,000
Audit Committee Chair	$20,000
Audit Committee Member	$10,000
Compensation Committee Chair	$15,000
Compensation Committee Member	$7,500
Nominating and Governance Committee Chair	$12,000
Nominating and Governance Committee Member	$6,000
Lead Independent Director	$25,000

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

In addition to the annual cash retainer fees, directors also receive an annual grant of restricted stock valued at
$160,000, calculated using the closing price of the Common Stock on the Nasdaq Global Select Market on the date of grant, which is the date of each annual meeting of stockholders, and vesting on the first anniversary of the date of grant.

On April 21, 2023, directors received (i) a grant of 76,191 shares of restricted stock that will vest on November 10,
2023 in order to compensate directors who were elected on November 10, 2022 for the subsequent 12 months, and
(ii) a grant of 18,630 vested shares in light of the fact that the non-employee directors did not receive a grant of equity on April 21, 2022 as originally contemplated under the Director Plan.

Directors who are employees of the Company do not receive any additional compensation for Board service.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of July 25, 2023, by:

(a) each of our Named Executive Officers
(b) each of our Directors
(c) all of our directors and officers as a group
(d) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, based on information furnished to us, the persons and entities named in the table have sole voting and investment power with respect to all shares that they beneficially own, subject to applicable community property laws. Any securities that are exercisable for, or convertible into, shares of Common Stock within 60 days of July 25, 2023 are deemed to be outstanding and to be beneficially owned by the person holding the securities for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have based our calculation of the percentage ownership of our common stock on 103,950,005 shares of our common stock.

Shares Beneficially Owned (b)
Name and Address(a)	Number	Percentage
Directors and Officers:
Wes Cummins	23,394,201 (b)	22.5%
David Rench	207,664 (c)	*
Chuck Hastings	559,321 (d)	*
Kelli McDonald	194,821 (e)	*
Douglas Miller	194,821 (f)	*
Virginia Moore	462,438 (g)	*
Richard Nottenburg	194,821 (h)	*
Michael Maniscalco	47,222(i)	*
Officers and Directors as a group (8 people)	25,255,309 (b)-(i)	24.3%

5% Holders:
Guo Chen Bo Dong c/o GMR Limited Trinity Chamber PO BOX 4301 Tortola, British Virgin Islands	7,440,148 (j)	7.16%
______________________________
* Less than 1%.
(a) Unless otherwise indicated, the business address of each person or entity named in the table is c/o Applied Blockchain, Inc., 3811 Turtle Creek Blvd., Suite 2100, Dallas, TX 75219.
(b) Includes (i) 17,590,238 shares of common stock held by Cummins Family Ltd, of which Mr. Cummins is the CEO, (ii) 742,166 shares of common stock held by Wesley Cummins IRA Account, (iii) 2,030,686 shares of Common Stock held by B. Riley Asset Management, LLC, of which Mr. Cummins is the President and (iv) 83,333 shares of common stock issuable upon vesting of RSUs held by Mr. Cummins within 60 days of July 25, 2023.
(c) Includes 41,667 shares of common stock issuable upon vesting of RSUs held by Mr. Rench within 60 days of July 25, 2023.
(d) Includes 76,191 shares of restricted Common Stock held directly by Mr. Hastings which will vest on November 11, 2023.
(e) Includes 76,191 shares of restricted Common Stock held directly by Ms. McDonald which will vest on November 11, 2023.
(f) Includes 76,191 shares of restricted Common Stock held directly by Mr. Miller which will vest on November 11, 2023.
(g) Includes (i) 267,617 shares of common stock, held directly by Mr. Moore and (ii) 76,191 shares of restricted Common Stock held directly by Ms. Moore which will vest on November 11, 2023.
(h) Includes 76,191 shares of restricted Common Stock held directly by Dr. Nottenburg which will vest on November 11, 2023.
(i) Includes 30,556 shares of Common Stock issuable upon vesting of RSUs held by Mr. Maniscalco within 60 days of July 25, 2023.
(j) Guo Chen, as 50% owner and sole director of GMR Limited, and Bo Dong, as 50% owner of GMR, each have voting and dispositive power over the 7,440,148 shares of our common stock held by GMR Limited. Mr. Chen and Mr. Dong disclaims beneficial ownership of such shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Transactions

In addition to the compensation arrangements discussed in the sections titled “Management” and “Executive Officer and Director Compensation,” the following is a description of each transaction since June 1, 2022 and each currently proposed transaction in which:

a.we have been or are to be a participant;
b.the amount involved exceeded or will exceed $120,000; and
c.any of our directors, executive officers, or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

GMR Limited (“GMR”) holds more than 5% of our outstanding Common Stock. Guo Chen, a 50% owner and sole director of GMR, is also deemed to beneficially own shares of our Common Stock held by GMR. GMR and subsidiaries made payments to the Company of approximately $9.2 million during the fiscal year ended May 31, 2023

Mr. Chen owns 60% of Alternity Fund Ltd., which owns 100% of GOI. On December 8th, 2021, we entered into a Service Order with GOI pursuant to which we provide energized space for mining activities of GOI. During fiscal year 2023, Global Operating Infrastructure LLC paid approximately $6.4 million to Company pursuant to the Service Order.

Bryant Riley, chairman of the board and co-chief executive officer, of B. Riley Financial, Inc. (Nasdaq: RILY), directly or indirectly through subsidiaries of RILY, held in excess of 5% of our then outstanding Common Stock beginning in April 2023. Such shares no longer represent more than 5% of our outstanding Common Stock. On May 23, 2023, the Company entered into a Loan and Security Agreement with B. Riley Commercial Capital, LLC and B. Riley Securities, Inc., each of which is a wholly-owned subsidiary of RILY, with a total possible principal amount up to $50 million. As of May 31, 2023 the total loan balance was $36.5 million, all of which has been subsequently repaid as of July 17, 2023.

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

Director Independence

Please see the discussion of director independence under Item 10. Directors, Executive Officers and Corporate Governance starting on page 60 above.
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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board approved, that the audited financial statements be included in the Company’s Form 10-K for the year ended May 31, 2023 for filing with the SEC.

Respectfully submitted,

The Audit Committee of the Board of Directors
Douglas Miller, Chair
Chuck Hastings
Richard Nottenburg

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees billed to the Company for professional services rendered by our independent registered public accounting firm, Marcum LLP, for the fiscal years ended May 31, 2023 and 2022:

(in thousands)	Fiscal Years Ended May 31,
	2023	2022
Type of Fees:
Audit fees	$556	$423
Total fees	$556	$423

For the fiscal years ended May 31, 2023 and 2022, the Audit Committee approved all of the services provided by, and fees paid to, Marcum LLP.

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

4.5*	Description of Securities.
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

10.8#
Service Framework Agreement, dated July 5, 2021, by and between APLD Hosting, LLC and Bitmain Technologies Limited (Incoporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed with the SEC on August 29, 2022.

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

10.13.1*†	First Amendment to the 2022 Non-Employee Director Stock Plan, dated April 4, 2023.
10.13.2
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

10.17*	Ground Lease, effective as of April 13, 2022, by and between EDB, Ltd and APLD - Rattlesnake Den I LLC
10.18†
Employment Agreement, effective as of November 1, 2021, by and between the Company and Regina Ingel (Incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Company’s registration statement on Form S-1 (Registration No. 333-258818), filed with the SEC on January 24, 2022).

10.18.1
Amendment dated August 1, 2022 to Employment Agreement between Applied Blockchain, Inc. and Regina Ingel (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on August 5, 2022).

10.19
Loan Agreement dated as of March 11, 2022 by and between APLD Hosting, LLC, Vantage Bank Texas and Applied Blockchain, Inc. (Incorporated by reference to Exhibit 10.20 to Amendment No. 6 the Company's form S-1 (Registration No. 333-258818), filed with the SEC on April 12, 2022).

10.20
Continuing Guaranty Agreement dated as of March 11, 2022 by Applied Blockchain, Inc. for the benefit of Vantage Bank Texas. (Incorporated by reference to Exhibit 10.21 to Amendment No. 6 the Company's form S-1 (Registration No. 333-258818), filed with the SEC on April 12, 2022).

10.21
Letter between Applied Blockchain, Inc. and Xsquared Holding Limited dated June 6, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on June 8, 2022).

10.22
Hosting Agreement, dated as of July 12, 2022, by and between Marathon Digital Holdings, Inc. and Applied Blockchain, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q (Commission File No. 001-31968), filed with the SEC on October 12, 2022).

10.23
Loan Agreement, dated as of July 25, 2022, by and among APLD Hosting, LLC, Starion Bank, and Applied Blockchain, Inc. as Guarantor (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on August 12, 2022).

10.24
Security Agreement, dated of July 25, 2022, by and between APLD Hosting, LLC and Starion Bank (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on August 12, 2022).

10.25
Security Agreement, dated of July 25, 2022, by and among APLD Hosting, LLC, Applied Blockchain, Inc., as Grantor, and Starion Bank(Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on August 12, 2022).

10.26
Unlimited Commercial Corporate Guaranty of Applied Blockchain, Inc. dated as of July 25, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on August 12, 2022).

10.27
Loan Agreement by and among APLD – Rattlesnake Den I, LLC, as borrower, Vantage Bank Texas, as lender, and the Company, as guarantor, entered into as of November 7, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on November 14, 2022).

10.28#
Loan Agreement, dated as of February 16, 2023 by and among APLD ELN-01 LLC, Starion Bank, and Applied Digital Corporation as Guarantor (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on February 21, 2023).

10.29#
Security Agreement, dated as of February 16, 2023 by and between APLD ELN-01 LLC and Starion Bank (Incorporated by referenced to Exhibit 10.2 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on February 21, 2023).

10.30
Security Agreement, dated as of February 16, 2023 by and among APLD ELN-01 LLC, Applied Digital Corporation and Starion Bank (Incorporated by referenced to Exhibit 10.3 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on February 21, 2023).

10.31
Unlimited Commercial Corporate Guaranty of Applied Digital Corporation dated as of February 16, 2023 (Incorporated by referenced to Exhibit 10.4 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on February 21, 2023).

10.32#
Loan and Security Agreement, dated as of May 23, 2023, by and among SAI Computing, LLC as Borrower, B. Riley Commercial Capital, LLC and B. Riley Securities, Inc., as Lenders, B. Riley Commercial Capital, LLC as Collateral Agent, and Applied Digital Corporation as Guarantor (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (Commission File No. 001-31968), filed with the SEC on May 24, 2023).

21.1*	List of Subsidiaries.
23.1*	Consent of Marcum, LLP.
24.1	Power of Attorney (contained on signature page).
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
† Management compensatory agreement.
# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on August 2, 2023.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins

Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ David Rench

Name: David Rench
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Person	Capacity	Date

/s/ Wes Cummins	Chairperson of the Board and Director (Principal Executive Officer)	August 2, 2023
Wes Cummins

/s/ David Rench	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 2, 2023
David Rench

/s/ Chuck Hastings	Director	August 2, 2023
Chuck Hastings

/s/ Kelli McDonald	Director	August 2, 2023
Kelli McDonald

/s/ Douglas Miller	Director	August 2, 2023
Douglas Miller

/s/ Virginia Moore	Director	August 2, 2023
Virginia Moore

/s/ Richard Nottenburg	Director	August 2, 2023
Richard Nottenburg