Form 10-Q
period 2023-08-31
Applied Digital Corp.
filed 2023-10-10
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒
As of October 9, 2023, 106,300,245 shares of Common Stock, $0.001 par value, were outstanding.

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	August 31, 2023	May 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,942	$28,999
Restricted cash	25,271	14,575
Accounts receivable	27	82
Prepaid expenses and other current assets	2,308	2,103
Total current assets	33,548	45,759
Property and equipment, net	222,666	195,593
Operating lease right of use assets, net	11,183	1,290
Finance lease right of use assets, net	55,691	14,303
Other assets	26,065	7,012
TOTAL ASSETS	$349,153	$263,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,229	$6,446
Accrued liabilities	12,743	8,330
Current portion of operating lease liability	1,807	320
Current portion of finance lease liability	23,471	5,722
Current portion of debt	9,163	7,950
Customer deposits	32,559	32,559
Related party customer deposits	3,811	3,811
Deferred revenue	50,863	47,168
Related party deferred revenue	971	1,524
Sales and use tax payable	62	1,630
Total current liabilities	151,679	115,460
Long-term portion of operating lease liability	9,573	1,005
Long-term portion of finance lease liability	25,071	8,334
Long-term debt	34,882	33,222
Long-term related party loan	—	35,257
Other long-term related party liabilities	—	1,000
Total liabilities	221,205	194,278
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 166,666,667 shares authorized, 110,850,885 shares issued and 105,849,157 shares outstanding at August 31, 2023, and 100,927,358 shares issued and 95,925,630 shares outstanding at May 31, 2023	110	101
Treasury stock, 5,001,728 shares at August 31, 2023 and 5,001,728 shares at May 31, 2023, at cost	(62)	(62)
Additional paid in capital	240,073	160,194
Accumulated deficit	(112,173)	(100,716)
Total stockholders’ equity attributable to Applied Digital Corporation	127,948	59,517
Noncontrolling interest	—	10,162
Total stockholders' equity including noncontrolling interest	127,948	69,679
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$349,153	$263,957
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	August 31, 2023	August 31, 2022
Revenue:
Hosting revenue	$29,987	$4,338
Cloud services revenue	2,152	—
Related party hosting revenue	4,184	2,586
Total revenue	36,323	6,924
Costs and expenses:
Cost of revenues	24,398	6,093
Selling, general and administrative	17,052	5,008
Total costs and expenses	41,450	11,101
Operating loss	(5,127)	(4,177)
Interest Expense	2,074	356
Loss on extinguishment of debt	2,353	94
Loss from legal settlement	2,300	—
Net loss before income tax expenses	(11,854)	(4,627)
Income tax expense	—	32
Net loss	(11,854)	(4,659)
Net loss attributable to noncontrolling interest	(397)	(128)
Net loss attributable to Applied Digital Corporation	$(11,457)	$(4,531)

Basic and diluted net (loss) gain per share:
Basic and diluted net loss per share	$(0.12)	$(0.05)
Basic and diluted weighted average number of shares outstanding	100,521,673	93,105,835
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended August 31, 2023 and August 31, 2022
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2023	100,927,358	$101	(5,001,728)	$(62)	$160,194	$(100,716)	$59,517	$10,162	$69,679
Shares issued in offering, net of costs	7,908,528	8	—	—	64,474	—	64,482	—	64,482
Shares issued from award vestings	530,732	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,641	—	5,641	—	5,641
Net loss	—	—	—	—	—	(11,457)	(11,457)	(397)	(11,854)
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Balance, August 31, 2023	110,850,885	$110	(5,001,728)	$(62)	$240,073	$(112,173)	$127,948	$—	$127,948

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2022	97,837,703	$98	(36,296)	$(62)	$128,293	$(56,070)	$72,259	$6,976	$79,235
Stock-based compensation	—	—	—	—	579	—	579	—	579
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	1,746	1,746
Common stock forfeited	—	—	(4,965,432)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,531)	(4,531)	(128)	(4,659)
Balance, August 31, 2022	97,837,703	$98	(5,001,728)	$(62)	$128,872	$(60,601)	$68,307	$8,594	$76,901

See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)(In thousands)

	Three Months Ended
	August 31, 2023	August 31, 2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(11,854)	$(4,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,860	1,136
Stock-based compensation	5,641	579
Deferred income taxes	—	32
Loss on extinguishment of debt	2,353	94
Loss from legal settlement	2,300	—
Amortization of debt issuance costs	235	—
Loss on abandonment of assets	173	—
Changes in operating assets and liabilities:
Accounts receivable	55	177
Prepaid expenses and other current assets	(205)	(164)
Customer deposits	—	4,042
Related party customer deposits	—	545
Current deferred revenue	3,695	15,316
Current related party deferred revenue	(553)	—
Accounts payable	205	196
Accrued liabilities	2,113	—
Lease assets and liabilities	39	—
Sales and use tax payable	(1,568)	—
Other assets	(5,972)	—
CASH FLOW PROVIDED BY OPERATING ACTIVITIES	4,517	17,294
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(32,591)	(31,673)
Finance lease prepayments	(7,560)	—
Purchases of investments	(390)	—
CASH USED IN INVESTING ACTIVITIES	(40,541)	(31,673)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(4,849)	(209)
Borrowings of long-term debt	3,750	15,000
Borrowings of related party debt	3,000	—
Repayments of long-term debt	(3,463)	(7,488)
Repayment of related party debt	(39,257)	—
Payment of deferred financing costs	—	(140)
Noncontrolling interest contributions	—	1,747
Proceeds from issuance of common stock	64,482	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	23,663	8,910

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(12,361)	(5,469)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	43,574	46,299
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$31,213	$40,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,839	$356
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$10,272	$—
Finance right-of-use assets obtained by lease obligation	$46,952	$922
Property and equipment in accounts payable	$6,729	$8,352
Conversion of non-controlling interest	$9,765	$—
Loss from legal settlement	$2,300	$—
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Three Months Ended August 31, 2023

1.    Business and Organization
Applied Digital Corporation (the “Company”), is a designer, builder, and operator of next generation digital infrastructure providing cost-competitive solutions to customers in High-Performance Compute (“HPC”), artificial intelligence cloud service (“Cloud services”), and datacenter hosting (“Hosting”) industries. The Company has three reportable segments. Financial information for each segment is contained in Note 10 - Business Segments.
2.    Basis of Presentation and Significant Accounting Policies
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of May 31, 2023 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. For further information, please refer to and read these interim unaudited condensed consolidated financial statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2023 filed with the SEC on August 2, 2023.
Significant Accounting Policies and Use of Estimates
There were no material changes in the Company’s significant accounting policies for the three months ended August 31, 2023 as compared to the year ended May 31, 2023. See Note 3 - Property and Equipment to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2023, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.
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
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers.
Hosting Revenue
The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. All hosting performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Customers pay a fixed rate to the Company in exchange for a managed hosting environment supported by Company-provided equipment. Hosting revenues are recorded monthly in fixed amounts, net of credits for non-performance, based on the terms of the agreements. Any ancillary revenue for maintenance or installation services is at a point in time when the customer has received the full service. As these services support the hosting operation as a whole, this revenue is captured within the hosting revenue caption. Customer contracts include advance payment terms. Advanced payments are recorded as deferred revenue until the related service is provided.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
Cloud Services Revenue
The Company also provides cloud services applicable to artificial intelligence. Customers pay a rate to the Company in exchange for managed services supported by Company-provided equipment. Revenues are recorded based on the fixed rate, net of any credits for non-performance, based on the terms of the agreements.
Segments
The Company has identified three reportable segments: artificial intelligence cloud services (“Cloud services”), high performance computing (“HPC”) datacenter hosting, and datacenter hosting (“Hosting”). Our chief operating decision-maker evaluates performance, makes operating decisions and allocates resources on both a consolidated basis and on these three reportable segments. Intercompany transactions between segments are excluded for management reporting purposes.
The Cloud services segment operates through our Sai Computing brand and provides cloud services applicable to artificial intelligence. Customers pay a fixed rate to the Company in exchange for a managed hosting environment supported by Company-provided equipment.
The HPC datacenter segment designs, builds, and operates next generation datacenters which are designed to provide massive computing power and support high-compute applications within a cost-effective model.
The Hosting segment provides infrastructure, including energized space, and colocation services to crypto mining customers. Customers place hardware they own into the Company’s facilities and the Company provides operational and maintenance services for a fixed fee.
Recent Accounting Pronouncements
We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
Reclassifications
We have reclassified certain prior period revenue amounts from hosting revenue to cloud services revenue and related party revenue on our condensed consolidated statements of operations. We have also reclassified amounts from accounts payable and accrued expenses and prepaid expenses and other current assets to accounts payable, accrued expenses, prepaid expenses, and other current assets as well as from customer deposits and deferred revenue to the associated related party caption lines in our condensed consolidated balance sheets to conform to our current period presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of August 31, 2023 and August 31, 2022 were as follows (in thousands):

	August 31, 2023	May 31, 2023
Net Cash & Equivalents	$5,942	$28,999
Restricted Cash	25,271	14,575
Total Cash & Cash Equivalents	$31,213	$43,574

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
3.    Property and Equipment
Property and equipment consisted of the following as of August 31, 2023, and May 31, 2023 (in thousands):

	Estimated Useful Life	August 31, 2023	May 31, 2023
Hosting equipment
Electric generation and transformers	15 years	$7,763	$4,655

Other equipment and fixtures	5 years - 7 years	3,101	1,684
Construction in progress		97,280	106,226
Information systems and software	5 years	27,570	21,173
Land and building
Land		2,152	2,152
Land improvements	15 years	1,296	1,293
Building	39 years	88,346	63,350
Leasehold improvements	3 years - 6 years	2,299	—
Total cost of property and equipment		229,807	200,533
Accumulated depreciation		(7,141)	(4,940)
Property and equipment, net		$222,666	$195,593
Depreciation expense totaled $2.2 million and $0.8 million and for the three months ended August 31, 2023 and 2022, respectively.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three months ended August 31, 2023 and 2022, respectively.

	Three Months Ended August 31,
	2023	2022
Customer A	68%	—%
Customer B	10%	12%
Customer C	—%	36%
Customer D	—%	21%
Customer E	—%	17%
Customer F	—%	14%
Deferred Revenue
As of August 31, 2023, the Company had $51.8 million in deferred revenue, which represents the Company’s remaining performance obligations, and expects to recognize the entire balance within the next 12 months. Changes in the Company's deferred revenue balances for the three months ended August 31, 2023 and 2022, respectively, are shown in the following tables (in thousands):

	Three Months Ended
	August 31, 2023	August 31, 2022
Balance, beginning of period	$48,692	$3,877
Advance billings	39,465	22,240
Revenue recognized	(36,323)	(6,924)
Balance, end of period	$51,834	$19,193

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
Customer Deposits
Changes in the Company's customer deposits balances for the three months ended August 31, 2023 and 2022, respectively, are shown in the following table (in thousands):

	Three Months Ended
	August 31, 2023	August 31, 2022
Balance, beginning of period	$36,370	$9,524
Customer deposits received	—	4,587
Balance, end of period	$36,370	$14,111
5.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the three months ended August 31, 2023 and August 31, 2022 (in thousands):

	Three Months Ended August 31,
	2023	2022
Customer D*	$2,332	$1,450
Customer E**	$1,852	$1,136
*Customer D is a subsidiary of an entity which is deemed to beneficially own over 5% of the Company's outstanding common stock
**Customer E is 60% owned by an individual who is deemed to beneficially own over 5% of the Company's outstanding common stock
The following table illustrates related party deferred revenue and deposits balances as of August 31, 2023 and May 31, 2023 (in thousands):

	Customer D balances as of		Customer E balances as of
	August 31, 2023	May 31, 2023	August 31, 2023	May 31, 2023
Deferred revenue	$923	$1,474	$48	$50
Customer Deposits	$2,450	$2,450	$1,361	$1,361
Related Party Sublease Income
For three months ended August 31, 2023 and August 31, 2022, the Company received sublease income of $23 thousand and $27 thousand, respectively, from B. Riley Asset Management, which is also a wholly-owned subsidiary of B. Riley Financial, Inc. Mr. Cummins, the CEO of the Company, is also the President of B. Riley Asset Management.
6.    Debt
Long-term debt consisted of the following components (in thousands):

	August 31, 2023	May 31, 2023
6.50% Starion term loan	$12,109	$12,786
6.15% Vantage Garden City loan	13,154	10,074
7.48% Starion Ellendale loan	18,859	19,728
Other long-term debt	386	354
Debt issuance costs, net of amortization	(463)	(3,012)
Less: Current portion of term loan	(9,163)	(7,950)
Long-term debt, net	$34,882	$31,980

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
Letters of Credit
As of August 31, 2023, the Company had letters of credit totaling $25.3 million. As of May 31, 2023, the Company had letters of credit totaling $14.5 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements, which all have terms ending within the 12 months following August 31, 2023.
B. Riley Loan
On May 23, 2023, Sai Computing LLC, a wholly-owned subsidiary of the Company (“SAI”), entered into a Loan and Security Agreement (the "B. Riley Loan") with B. Riley Commercial Capital, LLC and B. Riley Securities, with the Company as Guarantor. The B. Riley Loan provides for a term loan of up to $50 million in the principal with an interest rate of 9.00% per annum and a 3% commitment fee on outstanding balances as of each quarter. The proceeds of the B. Riley Loan are being used to provide additional liquidity to help fund the buildout of the Company’s recently announced cloud services platform and datacenters by the Company, and for general corporate purposes and working capital. As of August 31, 2023, the Company had repaid all balances on the loans. Total remaining unused capacity on the B. Riley Loan as of August 31, 2023 was $10.5 million.
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of August 31, 2023 (in thousands):

Remainder of FY24	$6,930
FY25	9,831
FY26	10,508
FY27	11,221
FY28	6,018
Total	$44,508
7.    Stockholders' Equity
Equity Plans
On October 9, 2021, the Company’s Board of Directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of August 31, 2023, the Company had issued awards for approximately 13.8 million shares of common stock of the Company (the “Common Stock”) under the plans.
Restricted Stock Awards
As of August 31, 2023, total remaining expense to be recognized related to these awards was $0.3 million and the weighted average remaining recognition period for the unvested awards was 0.2 years.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
Restricted Stock Units
The Company has granted restricted stock unit awards (“RSUs”) to certain consultants and full-time employees. The following is a summary of the activity and balances for unvested restricted stock units granted for the three months ended August 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2023	12,465,935	$2.53
Granted	1,311,900	7.79
Vested	(573,428)	2.69
Forfeited	(286,699)	2.21
Outstanding as of August 31, 2023	12,917,708	$3.06
As of August 31, 2023, total remaining expense to be recognized related to these awards was $32.3 million and the weighted average remaining recognition period for the unvested awards was 1.9 years.
Public Offering
During the three months ended August 31, 2023, the Company began issuing and selling common stock under an "at the market" sale agreement pursuant to which the Company may sell up to $125 million in shares of Common Stock. As of August 31, 2023, the Company has sold approximately 7.9 million shares. Net proceeds, less commission and legal fees of approximately $2.2 million, were approximately $64.5 million.
Extinguishment of Noncontrolling Interest
On August 31, 2023, pursuant to the joint venture agreement, the minority partner in 1.21 Gigawatts LLC exercised the option to exchange their interest in the joint venture for approximately 1.5 million shares for a value of $9.8 million of the Company’s common stock. The Company is now the sole member of 1.21 Gigawatts LLC and will report all activity as attributable to the Company in future periods.
8.    Leases
The Company enters into leases for hosting equipment, office space, and land. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right of use assets and liabilities separately on the balance sheet as their own captions, with the liabilities split between current and long-term, respectively.
Components of lease expense were as follows (in thousands):

	Three months ended
	August 31, 2023	August 31, 2022
Operating lease cost:
Operating lease expense	$485	$82
Short-term lease expense	82	63
Total operating lease cost	567	145
Finance lease expense:
Amortization of right-of-use assets(1)	5,630	298
Interest on lease liabilities	1,082	109
Total finance lease cost	6,712	407
Sublease Income	(23)	(27)
Total net lease cost	$7,256	$525
(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues and selling, general and administrative expense in the condensed consolidated statements of operations.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
The following table represents the Company’s future minimum lease payments as of May 31, 2023:

	Operating Leases	Finance Leases	Total
Remainder of FY24	$1,921	$20,185	$22,106
FY25	2,681	25,678	28,359
FY26	2,782	4,339	7,121
FY27	2,536	188	2,724
FY28	2,336	180	2,516
Thereafter	1,398	89,944	91,342
Total lease payments	13,654	140,514	154,168
Less: imputed interest	(2,274)	(91,972)	(94,246)
Total lease liabilities	11,380	48,542	59,922
Less: Current portion of lease liability	(1,807)	(23,471)	(25,278)
Long-term portion of lease liability	$9,573	$25,071	$34,644
Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended
	August 31, 2023	August 31, 2022
Weighted-average years remaining (in years):
Finance leases	8.4 years	51.0 years
Operating leases	5.0 years	4.2 years

Weighted-average discount rate:
Finance leases	8.5%	8.0%
Operating leases	7.7%	12.5%
The Company has entered into operating leases which are executed but not yet commenced with total minimum payments of approximately $143.4 million to support the Company's Cloud service business. The payments are for various leases with various lease terms ranging from 60 months to 84 months.
9.    Commitments and Contingencies
Energy Commitment
The Company also has a minimum commitment of approximately $95.7 million related to the energy services agreement for its Jamestown, North Dakota cohosting facility with a remaining term of approximately 3.5 years as of August 31, 2023.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.
On August 12, 2023, a putative securities class action complaint, captioned McConnell v. Applied Digital Corporation, Wesley Cummins and David Rench, No. 3:23-cv-1805, was filed in the U.S. District Court for the Northern District of Texas, Dallas Division against Applied Digital Corporation (the “Company”) and two of its officers, Chief Executive Officer Wesley Cummins and Chief Financial Officer David Rench, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operations, and compliance policies. Specifically, the complaint alleges that the Company overstated the profitability of its datacenter hosting business and its ability to successfully transition into a low-
11

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
As of August 31, 2023 and May 31, 2023, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
Settlement of Potential Claim
Subsequent to August 31, 2023, the Company entered into a settlement agreement in respect of employment-related claims by a former executive. The terms of the settlement include payment to the claimant of $2.3 million, which was included in accrued liabilities on the condensed consolidated balance sheets as of August 31, 2023.
10.    Business Segments
Revenue by segment (excluding HPC as that segment has no revenue) was as follows (in thousands):

	Three Months Ended
	August 31, 2023	August 31, 2022
Cloud services segment	$2,152	$—
Hosting segment	34,171	6,924
Total revenue	$36,323	$6,924
Segment profit and a reconciliation to net income (loss) before income tax expenses is as follows (in thousands):

	Three Months Ended
	August 31, 2023	August 31, 2022
Segment Profit:
Cloud services segment	$(7,434)	$—
Hosting segment	8,958	(658)
HPC hosting segment	(730)	—
Total segment profit	794	(658)
Other (1)	(8,221)	(3,519)
Interest expense	2,074	356
Loss on debt extinguishment	2,353	94
Income before income taxes	$(11,854)	$(4,627)
(1) Other includes corporate related items not allocated to reportable segments.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended
	August 31, 2023	August 31, 2022
Depreciation and amortization:
Cloud services segment	$4,508	$—
Hosting segment	3,199	1,115
HPC hosting segment	126	—
Other (1)	27	21
Total depreciation and amortization	$7,860	$1,136
Capital expenditures:
Cloud services segment	$45,717	$—
Hosting segment	18,298	33,097
HPC hosting segment	11,644	—
Total capital expenditures	$75,659	$33,097
(1) Other includes corporate related items not allocated to reportable segments.
Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	August 31, 2023	May 31, 2023
Cloud services segment	$68,075	$3,127
Hosting segment	232,451	224,447
HPC hosting segment	23,449	10,949
Total segment assets	323,975	238,523
Other (1)	25,178	25,434
Total assets	$349,153	$263,957
(1) Other includes corporate related items not allocated to reportable segments.
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
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended
	August 31, 2023	August 31, 2022
Net loss	$(11,854)	$(4,659)
Net loss attributable to noncontrolling interest	(397)	(128)
Net loss attributable to Applied Digital Corporation	$(11,457)	$(4,531)

Basic and diluted net (loss) gain per share:
Basic and diluted net loss per share	$(0.12)	$(0.05)
Basic and diluted weighted average number of shares outstanding	100,521,673	93,105,835

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2023
12.    Subsequent Events
B. Riley Loan
SAI borrowed an additional $5.0 million under the remaining capacity from the existing B. Riley Loan that the Company entered into in May 2023.

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
You should carefully review the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended May 31, 2023, which was filed on August 2, 2023, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
Executive Overview
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
We are a designer, builder, and operator of next generation digital infrastructure providing cost-competitive solutions to customers in High-Performance Compute (“HPC”), artificial intelligence cloud service (“Cloud services”), and datacenter hosting (“Hosting”) industries.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Our critical accounting policies and estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report, and there have been no material changes since the filing of our Annual Report.
Business Update
Cloud Services
Our Cloud services business operates through our Sai Computing brand and provides cloud services applicable to artificial intelligence.
In June 2023, the Company expanded its commitment for up to 26,000 GPUs for the Company's Cloud services business. During the three months ended August 31, 2023, the Company received and deployed an initial production cluster of 1,024 GPUs, and began recognizing revenue on our first cloud services contract.
HPC Datacenter Hosting
Our HPC datacenter business designs, builds, and operates next-gen datacenters which are designed to provide massive computing power and support high-compute applications within a cost-effective model.
The Company is in process of constructing a facility next to the Company’s currently operating facilities in Jamestown, North Dakota, and Ellendale, North Dakota.
Datacenter Hosting
Our datacenter hosting business provides infrastructure and colocation services to crypto mining customers.
As of August 31, 2023, the Company’s 106 MW facility in Jamestown, North Dakota and 180 MW facility in Ellendale, North Dakota were fully operational. The Company’s 200 MW facility in Garden City, Texas is expected to energize during the fourth quarter of calendar 2023. On September 8, 2023, the Company entered into a Facility Extension Agreement with Oncor Electricity Delivery Company LLC for the transmission and metering of power to the Company’s Garden City facility. With this in place, metering and telemetry equipment will be installed onsite by Oncor and once installed, the site will be energized.

Results of Operations
Comparative Results for the Three Months Ended August 31, 2023 and 2022:
The following table sets forth key components of the results of operations (in thousands) during the three months ended August 31, 2023 and 2022.

	Three Months Ended
	August 31, 2023	August 31, 2022
Revenues
Hosting revenue	$29,987	$4,338
Cloud services revenue	2,152	—
Related party hosting revenue	4,184	2,586
Total revenue	36,323	6,924
Costs and expenses:
Cost of revenues	24,398	6,093
Selling, general and administrative	17,052	5,008
Total costs and expenses	41,450	11,101
Operating loss	(5,127)	(4,177)
Interest expense, net	2,074	356
Loss on extinguishment of debt	2,353	94
Loss from legal settlement	2,300	—
Net loss before income taxes	(11,854)	(4,627)
Income tax expenses	—	32
Net loss	(11,854)	(4,659)
Net loss attributable to noncontrolling interest	(397)	(128)
Net loss attributable to Applied Digital Corporation	$(11,457)	$(4,531)

Basic and diluted net (loss) gain per share:
Basic and diluted net loss per share	$(0.12)	$(0.05)
Basic and diluted weighted average number of shares outstanding	100,521,673	93,105,835

Adjusted Amounts (a)
Adjusted Operating Loss	1,759	(2,990)
Adjusted Operating Margin	5%	(42)%
Adjusted Net Income (Loss)	82	(3,378)
Basic and diluted net loss per share	$—	$(0.03)
Other Financial Data (a)
EBITDA	(1,523)	(3,135)
as a percentage of revenues	(4)%	(45)%
Adjusted EBITDA	10,016	(1,854)
as a percentage of revenues	28%	(27)%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of the MD&A.
Commentary on Results of Operations Comparative Results for the Three Months Ended August 31, 2023 compared to the Three Months Ended August 31, 2022
Revenue
Total revenue increased by $29.4 million, or 425%, from $6.9 million for the three months ended August 31, 2022 to $36.3 million for the three months ended August 31, 2023. The increase in revenue was driven by an increase in online capacity from the Ellendale, North Dakota facility being operational, and revenue from the Company’s first cloud services contract, which started during the three months ended August 31, 2023.
Cost of revenues
Cost of revenues increased $18.3 million, or 300%, from $6.1 million for the three months ended August 31, 2022 to $24.4 million for the three months ended August 31, 2023. The primary drivers of the change to cost of revenues for the three months ended August 31, 2023 were:
•approximately $12.8 million increase in energy costs used to generate hosting revenue;
•approximately $3.9 million increase in depreciation and amortization expense attributable to owned and leased assets directly supporting revenue;
•approximately $1.2 million increase in personnel expenses for employees directly attributable to generating hosting revenue; and
•approximately $0.4 million increase in other expenses directly attributable to generating hosting revenue.
Operating Expenses
Selling, general and administrative expenses increased $12.1 million, or 241%, from $5.0 million for the three months ended August 31, 2022 to $17.1 million for the three months ended August 31, 2023. The primary drivers of the increase in selling, general and administrative expense for the three months ended August 31, 2023 were:
•approximately $1.8 million increase in employee salaries and benefits expense not directly attributable to revenues;
•approximately $0.2 million increase in professional service expenses incurred to support the growth of the business;
•approximately $2.8 million increase in depreciation and amortization expense not attributable to owned and leased assets directly supporting revenue;
•approximately $2.2 million increase in other selling, general, and administrative expenses such as insurance premiums and computer and software expenses; and
•approximately $5.1 million increase in stock based compensation expense. The increase was driven by an increase in awards to be expensed between the periods.
Other Expense
Interest expense increased $1.7 million, or 483%, from $0.4 million for the three months ended August 31, 2022 to $2.1 million for the three months ended August 31, 2023. The increase was driven by the increase in finance leases and interest-bearing loans between periods.
Loss on extinguishment of debt increased $2.3 million, or 2403%, from $0.1 million for the three months ended August 31, 2022 to $2.4 million for the three months ended August 31, 2023.The increase was driven by the termination fees to extinguish the B. Riley loan during the three the three months ended August 31, 2023.
Loss from legal settlement was $2.3 million for the three months ended August 31, 2023 due to a settlement agreement entered into by the Company in respect to employment-related claims by a former executive. The terms of the settlement include payment to the claimant of $2.3 million, which was included in accrued liabilities on the condensed consolidated balance sheets as of August 31, 2023.
Income tax benefit
The income tax expense decreased $32 thousand, or 100%, from a $32 thousand expense for the three months ended August 31, 2022 to zero for the three months ended August 31, 2023. This change was driven by a change in valuation allowance for the three months ended August 31, 2023 compared to the three months ended August 31, 2022.

Commentary on Segments Revenue
The following table sets forth segment revenue (excluding HPC as that segment has no revenue) (in thousands) during the three months ended August 31, 2023 and 2022:

	Three Months Ended
	August 31, 2023	August 31, 2022
Cloud services segment	$2,152	$—
Hosting segment	34,171	6,924
Total revenue	$36,323	$6,924
Cloud Services Revenue
Cloud services revenue increased $2.2 million, or 100%, from zero for the three months ended August 31, 2022 to $2.2 million for the three months ended August 31, 2023. The increase is due the Company beginning to provide services within the Cloud services segment during three months ended August 31, 2023.
Hosting Revenue
Hosting revenue increased $27.2 million, or 394%, from $6.9 million for the three months ended August 31, 2022 to $34.2 million for the three months ended August 31, 2023. The increase is due to the full energization of the Company’s Ellendale, North Dakota and Jamestown, North Dakota facilities during the three months ended August 31, 2023, compared to the Company providing limited capacity at only the Jamestown, North Dakota facility during the three months ended August 31, 2022.
Commentary on Segments Operating Profit and Loss
The following table sets forth the Company’s operating profit for each of our segments for the three months ended August 31, 2023 and 2022 (in thousands):

	Three Months Ended
	August 31, 2023	August 31, 2022
Segment Operating (Loss) Profit:
Cloud services segment	$(7,434)	$—
Hosting segment	8,958	(658)
HPC hosting segment	(730)	—
Total segment profit	794	(658)
Cloud Services Operating Loss
Cloud services operating loss increased $7.4 million, or 100% from zero for the three months ended August 31, 2022 to $7.4 million for the three months ended August 31, 2023 as the Company began providing cloud services during the first quarter of fiscal year 2024. The change from the three months ended August 31, 2022 is driven by the segment expanding operations during the current period. The operating loss is primary driven by amortization expense on finance leases on computing equipment, stock-based compensation expense attributable to the segment, and the segment only generating revenue for part of the period.
Hosting Operating Profit
Hosting operating profit increased $9.7 million, or 1,462% from a loss of $0.7 million for the three months ended August 31, 2022 to a profit of $9.0 million for the three months ended August 31, 2023. The change is driven by full energization of the Company’s Ellendale, North Dakota and Jamestown, North Dakota facilities during the three months ended August 31, 2023, relative to operations only at the Company’s Jamestown facility during the the three months ended August 31, 2022 and the Jamestown facility operating at less than full capacity for a portion of the comparative period.

HPC Hosting Operating Loss
High performance compute hosting operating loss increased $0.7 million, or 100% from zero to $0.7 million due to the Company launching the segment during the current period. The loss is largely comprised of stock-based compensation expense, payroll, and amortization expense related to finance leases in the HPC hosting buildout.
Non-GAAP Measures
Adjusted Operating Loss and Adjusted Net Loss
“Adjusted Operating Loss” and “Adjusted Net Loss” are non-GAAP measures that represents operating loss and net loss, respectively, excluding stock-based compensation and nonrecurring expenses. We believe these are useful metrics as they provide additional information regarding factors and trends affecting our business and provide perspective on results absent one-time or significant non-cash items. However, Applied Digital’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Digital’s computation of Adjusted Operating Loss and Adjusted Net Loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted Operating Loss and Adjusted Net Loss in the same fashion.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, loss on extinguishment of debt, one-time professional service costs, and other nonrecurring costs. These costs have been adjusted as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of Applied Digital’s performance that is neither required by, nor presented in accordance with, GAAP. Applied Digital believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. We also believe EBITDA and Adjusted EBITDA are useful metrics to investors because they provide additional information regarding factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and because of their importance as measures of underlying operating performance, as the primary compensation performance measure under certain programs and plans. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, Applied Digital may incur future expenses similar to those excluded when calculating these measures. In addition, Applied Digital’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Applied Digital’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended
$ in thousands	August 31, 2023	August 31, 2022
Adjusted operating loss
Operating loss (GAAP)	$(5,127)	$(4,177)
Stock-based compensation	5,641	579
Non-recurring professional service costs	592	408
Other non-recurring expenses	653	200
Adjusted operating income (loss) (Non-GAAP)	$1,759	$(2,990)
Adjusted operating margin	4.8%	(43.2)%

Adjusted net income (loss)
Net loss attributable to Applied Digital Corporation (GAAP)	$(11,457)	$(4,531)
Stock-based compensation	5,641	579
Loss on extinguishment of debt	2,353	94
Loss from legal settlement	2,300	—
Non-recurring professional service costs	592	408
Other non-recurring expenses	653	200
Adjusted net income (loss) (Non-GAAP)	$82	$(3,250)
Adjusted net income (loss) per share (Non-GAAP)	$—	$(0.03)

EBITDA and Adjusted EBITDA
Net loss attributable to Applied Digital Corporation (GAAP)	$(11,457)	$(4,531)
Interest expense	2,074	356
Income tax benefit (expense)	—	32
Depreciation and amortization	7,860	1,136
EBITDA (Non-GAAP)	$(1,523)	$(3,007)
Stock-based compensation	5,641	579
Loss on extinguishment of debt	2,353	94
Loss from legal settlement	2,300	—
Non-recurring professional service costs	592	408
Other non-recurring expenses	653	200
Adjusted EBITDA (Non-GAAP)	$10,016	$(1,726)
Sources of Liquidity
As of August 31, 2023, the Company had approximate cash and cash equivalents of $5.9 million and negative working capital of $118.1 million. Historically the Company has incurred losses and has relied on equity and debt financings to fund its operations. Based on an analysis of cash flows, current net working capital, and expected operations revenue, the Company believes its current cash on hand is sufficient to meet its operating and capital requirement for at least next twelve months from the date these financial statements are issued. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuance of common stock, and the receipt of contractual deposits and revenue payments from customers.
See Note 6 - Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans.
On June 27, 2023, the Company began issuing and selling common stock under an "at the market" sales agreement, with Craig-Hallum Capital, pursuant to which the Company may sell up to $125 million in shares of common stock. As of August 31, 2023, the Company has sold approximately 7.9 million shares. Net proceeds, less commission and legal fees of approximately $2.2 million, were approximately $64.5 million. The Company received an additional $2.7 million in proceeds subsequent to August 31, 2023.

During the three months ended August 31, 2023, we received $39.5 million in payments for future hosting services.
On September 13, 2023, Sai Computing borrowed an additional $5.0 million under the remaining capacity from the existing B. Riley Loan that the Company entered into in May 2023.
The Company has also received prepayments from new cloud services customers totaling $9.6 million for future services.
Funding Requirements
We have experienced net losses through the period ended August 31, 2023. Our transition to profitability is dependent on the successful operation of our co-hosting facilities. We believe that amounts we received from proceeds from our term loans, proceeds from stock offerings, and payments we have received from our hosting operations will be sufficient to meet our working capital needs for at least the next 12 months and all of the Company’s known requirements and plans for cash. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations and as we bear the costs of being a public company. We believe that the significant investments in property and equipment will begin remain throughout during calendar 2023 as we continue construction of our HPC facilities and acquire assets to support our cloud services business. We also expect that our revenues will increase as we continue to bring online additional capacity at our Garden City, Texas location and within our cloud services contracts.
Summary of Cash Flows
The following table provides information about Applied Digital’s net cash flow (in thousands) for the three months ended August 31, 2023 and August 31, 2022, respectively.

	Three Months Ended
$ in thousands	August 31, 2023	August 31, 2022
Net cash provided by operating activities	$4,517	$17,294
Net cash used in investing activities	(40,541)	(31,673)
Net cash provided by financing activities	23,663	8,910
Net decrease in cash and cash equivalents	(12,361)	(5,469)
Cash, cash equivalents, and restricted cash at beginning of year	43,574	46,299
Cash, cash equivalents, and restricted cash at end of period	$31,213	$40,830
Commentary on the change in cash flows between the Three Months Ended August 31, 2023 and Three Months Ended August 31, 2022
Operating Activities
The net cash provided by operating activities decreased by $12.8 million, or 74%, from $17.3 million for the three months ended August 31, 2022 to $4.5 million for the three months ended August 31, 2023. The primary reason for the change was decrease in revenue prepayments received relative to revenue earned during the three months ended August 31, 2023.
Investing Activities
The net cash used in investing activities increased by $8.9 million, or 28%, from $31.7 million for the three months ended August 31, 2022 to $40.5 million for the three months ended August 31, 2023. The primary reason for the change was finance lease prepayments made for leases on hosting equipment to support the Company’s cloud services business during the three months ended August 31, 2023.
Financing Activities
The net cash provided by financing activities increased by $14.8 million, or 166%, from $8.9 million for the three months ended August 31, 2022 to $23.7 million for the three months ended August 31, 2023. The primary reason for the change was receipt of net proceeds from the Company’s common stock offering the three months ended August 31, 2023 which was partially offset by an increase in term lease payments during the three months ended August 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
We have identified the following material weaknesses in the design of our internal controls:
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above that are in process, that occurred during the three months ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's Chief Financial Officer, have been named as a defendants in a class action lawsuit that was filed in August 2023 in the Northern District of Texas (McConnell v. Applied Digital Corporation et al., Case No. 3:23-cv-1805). The case is in an early stage and the class has not yet been certified. The Company has not yet responded to the complaint. At this time, the Company is unable to estimate potential losses, if any, related to this action. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of this action to have a material adverse effect on our results of operations or financial position. However, this matter is subject to uncertainties, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.

Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document
1.1*	Sales Agreement, dated June 26, 2023, by and between the Company and Craig-Hallum Capital Group LLC
3.1*	Second Amended and Restated Articles of Incorporation, as amended to date.
31.1*	Chief Executive Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

Signatures
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DIGITAL CORPORATION

Date:	October 10, 2023	By:	/s/ Wesley Cummins
Wesley Cummins Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	October 10, 2023	By:	/s/ David Rench
David Rench Chief Financial Officer (Principal Financial Officer)