Form 10-K/A
period 2023-05-31
Applied Digital Corp.
filed 2023-10-12
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

3811 Turtle Creek Boulevard, Suite 2100
Dallas, Texas 75219
(Address of principal executive offices, including zip code)

214-427-1704
(Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of November 30, 2022, based on the closing price of $1.95 for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $137.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of October 9, 2023, 106,300,245 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:	Marcum LLP
Auditor Location:	New York, NY
Auditor ID:	688

Explanatory Note
Applied Digital Corporation ("Applied Digital" or the "Company") is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended May 31, 2023, originally filed on August 2, 2023 (the “Original Report”) solely to include information about a former director in the director compensation contained in Part III, Item 11 and in Item 13. This Amendment amends and restates Part III, Item 11 and Part III, Item 13 of the Original Report and includes Part IV, Item 15 for purposes of filing Exhibits 10.33, 31.1 and 31.2.
Except as expressly noted above, this Amendment does not modify or update in any way disclosures made in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with the Company’s other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.

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
Compensation and Governance Practices and Policies
We endeavor to maintain strong governance standards in our policies and practices related to executive compensation. Below is a summary of our key executive compensation and corporate governance practices:

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
Base Salaries
The compensation of Named Executive Officers is generally determined and approved by the Compensation Committee of the Board of Directors. The base salaries of each of the Named Executive Officers for the fiscal years ending May 31, 2022 and 2023 were as follows:

Named Executive Officer	Position	Base Salary FY23	Base Salary FY24
Wes Cummins	CEO	$300,000	$600,000
David Rench	CFO	$240,000	$350,000
Michael Maniscalco	CTO	$200,000	$275,000
Annual Bonuses
We maintain an annual bonus program that rewards each of our Named Executive Officers for our performance against business objectives. Our Board of Directors establishes performance goals for this program each year and then evaluates performance against these established goals to determine the amount of each award. This program is based on performance over a fiscal year and pays out early in the following year, subject to the executive’s continued service through the payment date. All awards under this program are subject to the discretion of the Compensation Committee and the Board of Directors. For the fiscal year ending May 31, 2023, the target annual bonuses for our Named Executive Officers were as follows:

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
Under the terms of each Named Executive Officer’s restricted stock award (each, an “Award”), if the Named Executive Officer’s employment terminates before the Award is vested and the termination is on account of the Named Executive Officer’s death, disability or termination by the Company without Cause (as defined in the Award), the Named Executive Officer will vest in a portion of the unvested Award based on the number of full months of employment that the Named Executive Officer has completed as of the termination date, and since the grant date of the Award. Under the terms of each Named Executive Officer’s PSU Award, the portion of the Target Award that will be earned and vested is determined based on both the months of employment completed as of the termination date and on achievement of certain performance factors defined in the Award during the period prior to the termination of employment.
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

Summary Compensation Table
Name and Principal Position(s)	Year	Salary ($) (1)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Wes Cummins	2023	$312,500	$150,000	—	$5,492,078	$5,954,578
Chief Executive Officer, President, Secretary and Treasurer	2022	$279,167	$300,000	$4,020,000	—	$4,599,167
	2021	$52,083	—	—	—	$52,083

David Rench	2023	$272,292	$339,375	—	$2,098,578	$2,710,245
Chief Financial Officer	2022	$254,707	$180,000	$1,339,987	—	$1,774,694
	2021	$41,667	$20,000	—	—	$61,667

Michael Maniscalco	2023	$200,000	$92,500	—	$854,941	$1,147,441
Chief Technology Officer (4)	2022	$61,667	—	—	—	$61,667

(1)2021 amounts represent compensation for partial year service from March 2021 through May 31, 2021.
(2)Consists of value of restricted stock awards made outside of the 2022 Incentive Plan.
(3)Consists of restricted stock units granted through the 2022 Incentive Plan and health care premiums paid by the Company.
(4)Mr. Maniscalco joined the Company in September 2021 as EVP, Technology, and became Chief Technology Officer on July 5, 2023.
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

The Restricted Stock will vest in accordance with the following schedule (pending an effective registration statement covering the resale of shares of common stock comprising the stock award, which has yet to occur at the time of this filing):

Number of Shares	Vesting Date*
250,000	4/1/2022
62,500	7/1/2022
62,500	10/1/2022
62,500	1/1/2023
62,500	4/1/2023

*Shares will vest on such date or the date, if later, on which the SEC declares effective a registration statement covering the resale of the shares of restricted stock (such date, the “Later Date”).
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
The Rench Employment Agreement grants Mr. Rench an incentive award of 166,666 shares of Restricted Stock. The Restricted Stock will vest in accordance with the following schedule (pending an effective registration statement covering the resale of shares of common stock comprising the stock award, which has yet to occur at the time of this filing):

Number of Shares	Vesting Date*
83,333	4/1/2022
20,833	7/1/2022
20,833	10/1/2022
20,833	1/1/2023
20,834	4/1/2023

*Shares will vest on such date or the Later Date, if later.
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
Severance Agreements
None of our employees have severance agreements.
OUTSTANDING EQUITY AWARDS AT MAY 31, 2023

	STOCK AWARDS
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Wes Cummins	416,667 (1)	3,487,503
	600,000 (2)	5,022,000
	700,000 (3)	5,859,000

David Rench	208,334 (4)	1,743,756
	210,000 (5)	1,757,700
	245,000 (6)	2,050,650

Michael Maniscalco	125,000 (7)	1,046,250
	75,000 (8)	627,750
	87,500 (9)	732,375

(1)Consists of restricted stock units that vest as follows: 83,333 on each of August 5, 2023, August 5, 2024 and February 5, 2025 and 83,334 on each of February 5, 2024 and August 5, 2025.
(2)Consists of restricted stock units that vest as follows: 200,000 on April 4, 2024 and 100,000 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.
(3)Consists of performance stock units, at threshold, that may be earned during the two fiscal years beginning in 2023 and 2024 if certain financial performance criteria are met and will vest on April 4, 2026.
(4)Consists of restricted stock units that vest as follows: 41,667 on each of August 5, 2023, February 5, 2024, February 5, 2025 and August 5, 2025 and 41,666 on August 5, 2024.
(5)Consists of restricted stock units that vest as follows: 70,000 on April 4, 2024 and 35,000 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.
(6)Consists of performance stock units, at threshold, that may be earned during the two fiscal years beginning in 2023 and 2024 if certain financial performance criteria are met and will vest on April 4, 2026.
(7)Consists of restricted stock units that vest as follows: 30,556 on August 5, 2023, and 23,611 on each of February 5, 2024, August 5, 2024, February 5, 2025 and August 5, 2025.

(8)Consists of restricted stock units that vest as follows: 25,000 on April 4, 2024 and 12,500 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.
(9)Consists of performance stock units, at threshold, that may be earned during the two fiscal years beginning in 2023 and 2024 if certain financial performance criteria are met and will vest on April 4, 2026.
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

(1)Reflects restricted stock units which were not granted under the 2022 Incentive Plan or 2022 Non-Employee Director Stock Plan.
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
In no event, however, will the following shares again become available for awards or increase the number of shares available for grant under the Incentive Plan:
(i)shares tendered by the Participant in payment of the exercise price of an option;
(ii)shares withheld from exercised awards for tax withholding purposes;
(iii)shares subject to a SAR that are not issued in connection with the settlement of that SAR; and
(iv)shares repurchased by us with proceeds received from the exercise of an option.
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
Director Compensation
The following table presents the compensation for each person who served as a director on our Board during fiscal year ended May 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Chuck Hastings	$33,000	$210,503	0	$243,503
Kelli McDonald	$38,000	$210,503	0	$248,503
Douglas Miller	$45,000	$210,503	0	$255,503
Virginia Moore	$35,000	$210,503	0	$245,503
Richard Nottenburg	$36,000	$210,503	0	$246,503
Jason Zhang (2)	0	0	$11,500,000 (3)	$11,500,000
(1)Amounts shown represent the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, of awards of restricted stock granted during fiscal year ended May 31, 2023. Each director held 76,191 unvested shares of restricted stock as of May 31, 2023.
(2)Jason Zhang served as director through November 10, 2022. 4,368,848 RSUs vest on November 7, 2023 and the remainder vest on November 7, 2024.
(3)Of the All Other Compensation, $550,000 represents cash compensation received by Mr. Zhang for his services as a consultant to the Company and a signing bonus for entering into the Consulting Agreement as described below and (b) $10.95 million represents the value of 5 million RSUs awarded to Mr. Zhang as compensation for consulting services rendered prior to the fiscal year ended May 31, 2023. On November 7, 2022, the Company and Mr. Zhang executed a written consulting agreement, effective as of September 1, 2023 (the “Consulting Agreement”) setting forth his previously disclosed verbal consulting arrangement pursuant to which Mr. Zhang received $25,000 per month in return for his services providing ongoing advice and guidance and providing for, among other things, a 3 year term which may be terminated by either party on 10 days prior written notice.
The following table shows the annual cash retainer fees for non-employee directors

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
GMR Limited (“GMR”) holds more than 5% of our outstanding Common Stock. Each of Guo Chen, a 50% owner and sole director of GMR, and Bo Dong, 50% owner of GMR, are deemed to beneficially own shares of our Common Stock held by GMR. GMR and subsidiaries made payments to the Company of approximately $9.2 million during the fiscal year ended May 31, 2023.
Mr. Chen owns 60% of Alternity Fund Ltd., which owns 100% of GOI. Jason Zhang, a former director of the Company, owned 15% of Alternity during the fiscal year ended May 31, 2023. On December 8th, 2021, we entered into a Service Order with GOI pursuant to which we provide energized space for mining activities of GOI. During fiscal year 2023, GOI paid approximately $6.4 million to the Company pursuant to the Service Order.
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

10.13.1**†	First Amendment to the 2022 Non-Employee Director Stock Plan, dated April 4, 2023.
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

10.17**	Ground Lease, effective as of April 13, 2022, by and between EDB, Ltd and APLD - Rattlesnake Den I LLC
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

10.33*	Consulting Agreement executed on November 7, 2022, effective as of September 1, 2022, by and between the Company and Jason Zhang
21.1**	List of Subsidiaries.
23.1**	Consent of Marcum, LLP.
24.1**	Power of Attorney (contained on signature page).
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Previously filed with the original Form 10-K filed with the Securities and Exchange Commission on August 2, 2023 (the "Original Form 10-K").
*** Previously furnished with the Original Form 10-K, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original Form 10-K and irrespective of any general incorporation language contained in such filing.
† Management compensatory agreement.
# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on October 12, 2023.

APPLIED DIGITAL CORPORATION

By:	/s/ Wesley Cummins

Name: Wesley Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ David Rench

Name: David Rench
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Company’s Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Person	Capacity	Date

/s/ Wesley Cummins	Chairperson of the Board and Director (Principal Executive Officer)	October 12, 2023
Wesley Cummins

/s/ David Rench	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 12, 2023
David Rench

*	Director	October 12, 2023
Chuck Hastings

*	Director	October 12, 2023
Kelli McDonald

*	Director	October 12, 2023
Douglas Miller

*	Director	October 12, 2023
Virginia Moore

*	Director	October 12, 2023
Richard Nottenburg

* By:	/s/ Wesley Cummins
Wesley Cummins
Attorney-In-Fact