Form 10-Q
period 2023-11-30
Applied Digital Corp.
filed 2024-01-16
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ and __________
Commission file number: 001-31968
________________________
APPLIED DIGITAL CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Nevada	95-4863690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3811 Turtle Creek Boulevard, Suite 2100, Dallas, Texas	75219
(Address of Principal Executive Offices)	(Zip Code)
(214) 556-2465
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	APLD	Nasdaq Global Select Market
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
As of January 10, 2024, 122,044,737 shares of Common Stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of November 30, 2023 and May 31, 2023 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2023 and November 30, 2022 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended November 30, 2023 and November 30, 2022 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2023 and November 30, 2022 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II - Other Information

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	November 30, 2023	May 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,217	$28,999
Restricted cash	25,416	14,575
Accounts receivable	307	82
Prepaid expenses and other current assets	1,517	2,012
Total current assets	36,457	45,668
Property and equipment, net	258,508	195,593
Operating lease right of use assets, net	73,373	1,290
Finance lease right of use assets, net	95,199	14,303
Other assets	17,117	7,103
TOTAL ASSETS	$480,654	$263,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,262	$6,446
Accrued liabilities	10,538	8,330
Current portion of operating lease liability	8,887	320
Current portion of finance lease liability	42,805	5,722
Current portion of debt	9,279	7,950
Customer deposits	36,833	32,559
Related party customer deposits	3,811	3,811
Deferred revenue	50,051	47,168
Related party deferred revenue	1,953	1,524
Sales and use tax payable	4	1,630
Total current liabilities	202,423	115,460
Long-term portion of operating lease liability	52,324	1,005
Long-term portion of finance lease liability	36,748	8,334
Long-term debt	33,501	33,222
Long-term related party loan	—	35,257
Other long-term related party liabilities	—	1,000
Total liabilities	324,996	194,278
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 166,666,667 shares authorized, 122,734,060 shares issued and 117,732,332 shares outstanding at November 30, 2023, and 100,927,358 shares issued and 95,925,630 shares outstanding at May 31, 2023	123	101
Treasury stock, 5,001,728 shares at November 30, 2023 and 5,001,728 shares at May 31, 2023, at cost	(62)	(62)
Additional paid in capital	278,299	160,194
Accumulated deficit	(122,702)	(100,716)
Total stockholders’ equity attributable to Applied Digital Corporation	155,658	59,517
Noncontrolling interest	—	10,162
Total stockholders' equity including noncontrolling interest	155,658	69,679
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$480,654	$263,957
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Revenue:
Datacenter hosting revenue	$34,119	$8,747	$64,106	$13,086
Cloud services revenue	4,450	—	6,602	—
Related party datacenter hosting revenue	3,634	3,593	7,819	6,178
Total revenue	42,203	12,340	78,527	19,264
Costs and expenses:
Cost of revenues	29,222	11,812	53,620	17,905
Selling, general and administrative	21,075	27,226	38,127	32,245
Loss from legal settlement	80	—	2,380	—
Total costs and expenses	50,377	39,038	94,127	50,150
Operating loss	(8,174)	(26,698)	(15,600)	(30,886)
Interest expense, net	2,355	364	4,430	709
Loss on extinguishment of debt	—	—	2,353	94
Net loss before income tax expenses	(10,529)	(27,062)	(22,383)	(31,689)
Income tax expense (benefit)	—	(312)	—	(280)
Net loss	(10,529)	(26,750)	(22,383)	(31,409)
Net loss attributable to noncontrolling interest	—	(133)	(397)	(261)
Net loss attributable to Applied Digital Corporation	$(10,529)	$(26,617)	$(21,986)	$(31,148)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(0.10)	$(0.28)	$(0.21)	$(0.33)
Basic and diluted weighted average number of shares outstanding	109,663,030	93,422,427	105,067,375	93,263,266
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months ended November 30, 2023 and November 30, 2022
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, August 31, 2023	110,850,885	$110	(5,001,728)	$(62)	$240,073	$(112,173)	$127,948	$—	$127,948
Shares issued in offering, net of costs	6,879,070	8	—	—	33,432	—	33,440	—	33,440
Shares issued from award vestings	5,004,105	5	—	—	(5)	—	—	—	—
Stock-based compensation	—	—	—	—	4,799	—	4,799	—	4,799
Net loss	—	—	—	—	—	(10,529)	(10,529)	—	(10,529)
Balance, November 30, 2023	122,734,060	$123	(5,001,728)	$(62)	$278,299	$(122,702)	$155,658	$—	$155,658

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, August 31, 2022	97,837,703	$98	(5,001,728)	$(62)	$128,872	$(60,601)	$68,307	$8,594	$76,901
Shares issued from award vestings	1,110,379	1	—	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	21,819	—	21,819	—	21,819
Net loss	—	—	—	—	—	(26,617)	(26,617)	(133)	(26,750)
Balance, November 30, 2022	98,948,082	$99	$(5,001,728)	$(62)	$150,690	$(87,218)	$63,509	$8,461	$71,970
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended November 30, 2023 and November 30, 2022
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2023	100,927,358	$101	$(5,001,728)	$(62)	$160,194	$(100,716)	$59,517	$10,162	$69,679
Shares issued in offering, net of costs	14,787,598	16	—	—	97,906	—	97,922	—	97,922
Shares issued from award vestings	5,534,837	5	—	—	(5)	—	—	—	—
Stock-based compensation	—	—	—	—	10,440	—	10,440	—	10,440
Net loss	—	—	—	—	—	(21,986)	(21,986)	(397)	(22,383)
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Balance, November 30, 2023	122,734,060	$123	(5,001,728)	$(62)	$278,299	$(122,702)	$155,658	$—	$155,658

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2022	97,837,703	$98	(36,296)	$(62)	$128,293	$(56,070)	$72,259	$6,976	$79,235
Shares issued from award vestings	1,110,379	1	—	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	22,398	—	22,398	—	22,398
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	1,746	1,746
Common stock forfeited	—	—	(4,965,432)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(31,148)	(31,148)	(261)	(31,409)
Balance, November 30, 2022	98,948,082	$99	(5,001,728)	$(62)	$150,690	$(87,218)	$63,509	$8,461	$71,970
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended
	November 30, 2023	November 30, 2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(22,383)	$(31,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,284	2,704
Stock-based compensation	10,440	22,398
Deferred income taxes	—	(280)
Loss on extinguishment of debt	2,353	94
Amortization of debt issuance costs	352	—
Loss on abandonment of assets	189	—
Changes in operating assets and liabilities:
Accounts receivable	(225)	(49)
Prepaid expenses and other current assets	495	(1,061)
Customer deposits	4,274	14,784
Related party customer deposits	—	381
Deferred revenue	2,883	25,147
Related party deferred revenue	429	370
Accounts payable	6,442	(6,844)
Accrued liabilities	2,093	1,099
Lease assets and liabilities	(16,904)	(220)
Sales and use tax payable	(1,626)	865
Other assets	(1,040)	—
CASH FLOW PROVIDED BY OPERATING ACTIVITIES	9,056	27,979
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(45,830)	(70,305)
Finance lease prepayments	(19,388)	—
Purchases of investments	(390)	—
CASH USED IN INVESTING ACTIVITIES	(65,608)	(70,305)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(13,071)	(778)
Borrowings of long-term debt	4,732	21,711
Borrowings of related party debt	8,000	—
Repayments of long-term debt	(4,471)	(8,158)
Repayment of related party debt	(45,500)	—
Payment of deferred financing costs	—	(378)
Tax payments for restricted stock upon vesting	—	(43)
Noncontrolling interest contributions	—	1,747
Proceeds from issuance of common stock, net of costs	97,922	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	47,612	14,101

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,940)	(28,225)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	43,574	46,299
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$34,634	$18,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,370	$707
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$69,329	$—
Finance right-of-use assets obtained by lease obligation	$96,946	$6,925
Property and equipment in accounts payable	$23,572	$3,466
Conversion of non-controlling interest	$9,765	$—
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended November 30, 2023

1.    Business and Organization
Applied Digital Corporation (the “Company”), is a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers. The Company has three reportable segments. Financial information for each segment is contained in Note 10 - Business Segments.
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
Significant Accounting Policies and Use of Estimates
Use of Estimates
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
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers.
Datacenter Hosting Revenue
The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. All datacenter hosting performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Customers pay a fixed rate to the Company in exchange for a managed hosting environment supported by customer-provided equipment. Revenue is recognized based on the contractual fixed rate, net of any credits for non-performance, over the term of the agreements. Any ancillary revenue for maintenance or installation services is at a point in time when the maintenance or installation service is complete. As these services are directly attributable to the Company’s datacenter hosting service, this revenue is captured within the datacenter hosting revenue caption in our condensed consolidated statements of operations. Customer contracts include advance payment terms. All advanced service payments are recorded as deferred revenue and are recognized as revenue once the related service is provided.
Cloud Services Revenue
The Company also provides managed cloud infrastructure services to customers, such as artificial intelligence and machine learning developers, to help develop their advanced products. Customers pay a fixed rate to the Company in exchange for managed cloud services supported by Company-provided equipment. Revenues are recognized based on the fixed rate, net of any credits for non-performance, over the term of the agreements.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
Segments
The Company has identified three reportable segments: cloud services (“Cloud services”), high-performance compute hosting (“HPC hosting”), and datacenter hosting (“Datacenter hosting”). The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources on both a consolidated basis and on the basis of these three reportable segments. Intercompany transactions between segments are excluded for management reporting purposes.
The Datacenter hosting segment operates datacenters to provide energized space to crypto mining customers. Customer-owned hardware is installed in the Company’s facilities and the Company provides operational and maintenance services for a fixed fee.
The Cloud services segment operates through our Sai Computing brand and provides cloud services to customers, such as artificial intelligence and machine learning developers, to develop their advanced products. Customers pay a fixed rate to the Company in exchange for a managed hosting environment supported by Company-provided equipment.
The HPC hosting segment designs, builds, and operates datacenters which are designed to support high-compute applications using advanced and sophisticated infrastructures to provide services to customers.
See Note 3 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2023, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.
Recent Accounting Pronouncements
We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
Reclassifications
We have reclassified certain prior period revenue amounts from datacenter hosting revenue to related party datacenter hosting revenue on our condensed consolidated statements of operations. We have also reclassified amounts from accounts payable and accrued expenses and prepaid expenses and other current assets to accounts payable, accrued expenses, prepaid expenses, and other current assets as well as from customer deposits and deferred revenue to the associated related party caption lines and from prepaid expenses and other current assets to other assets in our condensed consolidated balance sheets to conform to our current period presentation. Lastly, we have reclassified interest income from selling, general and administrative to interest expense, net in our condensed consolidated statement of operations to conform to our current period presentation. These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of November 30, 2023 and May 31, 2023 were as follows (in thousands):

	November 30, 2023	May 31, 2023
Net Cash & Equivalents	$9,217	$28,999
Restricted Cash	25,416	14,575
Total Cash & Cash Equivalents	$34,633	$43,574

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
3.    Property and Equipment
Property and equipment consisted of the following as of November 30, 2023, and May 31, 2023 (in thousands):

	Estimated Useful Life	November 30, 2023	May 31, 2023
Electric generation and transformers	15 years	$13,169	$4,655
Other equipment and fixtures	5 years - 7 years	5,074	1,684
Construction in progress		70,846	106,226
Information systems and software	5 years	41,295	21,173
Land and building
Land		6,213	2,152
Land improvements	15 years	1,391	1,293
Building	39 years	129,815	63,350
Leasehold improvements	3 years - 7 years	468	—
Total cost of property and equipment		268,271	200,533
Accumulated depreciation		(9,763)	(4,940)
Property and equipment, net		$258,508	$195,593
Depreciation expense totaled $2.6 million and $4.9 million for the three and six months ended November 30, 2023 and $0.8 million and $1.7 million for the three and six months ended November 30, 2022.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three and six months ended November 30, 2023 and 2022, respectively.

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Customer A	70%	—%	69%	—%
Customer B	—%	27%	—%	22%
Customer C	—%	33%	—%	34%
Customer D	—%	16%	—%	18%
Customer E	—%	13%	—%	14%
Customer F	—%	12%	—%	13%
Customer G	11%	—%	—%	—%
Deferred Revenue
As of November 30, 2023, the Company had $52.0 million in deferred revenue (inclusive of related party deferred revenue), which represents the Company’s remaining performance obligations, and expects to recognize the entire balance

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
within the next 12 months. Changes in the Company's deferred revenue balances for the six months ended November 30, 2023 and 2022, respectively, are shown in the following tables (in thousands):

	Six Months Ended
	November 30, 2023	November 30, 2022
Balance, beginning of period	$48,692	$3,877
Advance billings	81,839	44,646
Revenue recognized	(78,527)	(19,264)
Other adjustments	—	135
Less: Related party balances	(1,953)	(1,639)
Balance, end of period	$50,051	$27,755
Customer Deposits
Changes in the Company's customer deposits balances for the six months ended November 30, 2023 and 2022, respectively, are shown in the following table (in thousands):

	Six Months Ended
	November 30, 2023	November 30, 2022
Balance, beginning of period	$36,370	$9,524
Customer deposits received	4,274	15,300
Customer deposits refunded	—	—
Other adjustments	—	(135)
Less: Related party balances	(3,811)	(1,940)
Balance, end of period	$36,833	$22,749
5.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the three and six months ended November 30, 2023 and November 30, 2022 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Customer D*	$1,986	$1,996	$4,319	$3,446
Customer E**	$1,648	$1,596	$3,500	$2,732
*Customer D is a subsidiary of an entity which is deemed to beneficially own over 5% of the Company's outstanding common stock
**Customer E is 60% owned by an individual who is deemed to beneficially own over 5% of the Company's outstanding common stock
The following table illustrates related party deferred revenue and deposits balances as of November 30, 2023 and May 31, 2023 (in thousands):

	Customer D balances as of		Customer E balances as of
	November 30, 2023	May 31, 2023	November 30, 2023	May 31, 2023
Deferred revenue	$1,470	$1,474	$483	$50
Customer Deposits	$2,450	$2,450	$1,361	$1,361

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
Related Party Sublease Income
The Company receives sublease income from B. Riley Asset Management, which is also a wholly-owned subsidiary of B. Riley Financial, Inc. Mr. Cummins, the CEO of the Company, is also the President of B. Riley Asset Management. The following table illustrates related party revenue for the three and six months ended November 30, 2023 and November 30, 2022 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022
Sublease Income	$24	$30	$47	$58
B. Riley Loan
During the six months ended November 30, 2023, the Company borrowed an additional $8.0 million and repaid the outstanding balance of $44.5 million. Interest expense associated with the loan was $0.5 million for the six months ended November 30, 2023. Total remaining unused capacity on the B. Riley Loan as of November 30, 2023, was $5.5 million.
6.    Debt
Long-term debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	November 30, 2023	May 31, 2023
Starion term loan	6.50%	July 25, 2027	$11,428	$12,786
Vantage Garden City loan	6.15%	April 26, 2028	13,427	10,074
Starion Ellendale loan	7.48%	February 3, 2028	17,974	19,728
Other long-term debt			372	354
Deferred financing costs, net of amortization			(421)	(3,012)
Less: Current portion of term loan			(9,279)	(7,950)
Long-term debt, net			$33,501	$31,980
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of November 30, 2023 (in thousands):

Remainder of FY24	$4,645
FY25	9,768
FY26	10,441
FY27	11,150
FY28	7,197
Total	$43,201
Letters of Credit
As of November 30, 2023, the Company had letters of credit totaling $25.4 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements, which all have terms ending within the 12 months following November 30, 2023.
7.    Stockholders' Equity
Equity Plans
On October 9, 2021, the Company’s Board of Directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of November 30, 2023, the Company had issued awards for approximately 14.2 million shares of common stock of the Company (the “Common Stock”) under the plans. During the three and six months ended November 30, 2023 the Company recognized $4.8 million and $10.4 million in stock-based compensation.
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards granted for the six months ended November 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2023	380,955	$2.22
Granted	202,110	4.75
Vested	(380,955)	2.22
Forfeited	—	—
Outstanding as of November 30, 2023	202,110	$4.75
As of November 30, 2023, total remaining expense to be recognized related to these awards was $0.9 million and the weighted average remaining recognition period for the unvested awards was 0.9 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted for the six months ended November 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2023	12,465,935	$2.53
Granted	1,564,400	7.38
Vested	(5,377,778)	2.64
Forfeited	(305,110)	2.43
Outstanding as of November 30, 2023	8,347,447	$3.42
As of November 30, 2023, total remaining expense to be recognized related to these awards was $29.2 million and the weighted average remaining recognition period for the unvested awards was 2.1 years.
Public Offering
During the six months ended November 30, 2023, the Company began issuing and selling common stock under an "at the market" sale agreement pursuant to which the Company may sell up to $125 million in aggregate proceeds of Common Stock. As of November 30, 2023, the Company has sold approximately 14.8 million shares. Net proceeds, less commission and legal fees of approximately $3.3 million, were approximately $97.9 million.
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
11

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
8.    Leases
The Company enters into leases for equipment, office space, and land. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right of use assets and liabilities separately on the balance sheet as their own captions, with the liabilities split between current and long-term, respectively.
Components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Operating lease cost:
Operating lease expense	$2,486	$82	$2,970	$164
Short-term lease expense	80	105	207	223
Total operating lease cost	2,566	187	3,177	387
Finance lease expense:
Amortization of right-of-use assets(1)	10,860	735	16,490	1,033
Interest on lease liabilities	1,659	183	2,741	292
Total finance lease cost	12,519	918	19,231	1,325
Variable lease cost	40	—	77	—
Sublease Income	(24)	(30)	(47)	(58)
Total net lease cost	$15,101	$1,075	$22,438	$1,654
(1)    Amortization of right-of-use assets is included within depreciation expense, and is recorded within cost of revenues and selling, general and administrative expense in the condensed consolidated statements of operations.
The following table represents the Company’s future minimum lease payments as of November 30, 2023:

	Operating Leases	Finance Leases	Total
Remainder of FY24	$6,605	$24,341	$30,946
FY25	13,562	47,340	60,902
FY26	14,031	12,108	26,139
FY27	14,166	188	14,354
FY28	14,360	180	14,540
Thereafter	12,441	89,944	102,385
Total lease payments	75,165	174,101	249,266
Less: imputed interest	(13,954)	(94,548)	(108,502)
Total lease liabilities	61,211	79,553	140,764
Less: Current portion of lease liability	(8,887)	(42,805)	(51,692)
Long-term portion of lease liability	$52,324	$36,748	$89,072
12

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
Supplemental cash flow and other information related to leases is as follows:

	Six Months Ended
	November 30, 2023	November 30, 2022
Weighted-average years remaining (in years):
Finance leases	5.5 years	28.6 years
Operating leases	5.7 years	3.9 years

Weighted-average discount rate:
Finance leases	8.8%	8.0%
Operating leases	7.9%	12.5%
The Company has entered into operating leases which are executed but not yet commenced with total minimum payments of approximately $130.4 million. The payments are for various leases with terms ranging from 2 years to 7 years.
9.    Commitments and Contingencies
Energy Commitment
The Company also has a minimum commitment of approximately $89.2 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility with a remaining term of approximately 3.2 years as of November 30, 2023.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.
On August 12, 2023, a putative securities class action complaint, captioned McConnell v. Applied Digital Corporation, Wesley Cummins and David Rench, No. 3:23-cv-1805, was filed in the U.S. District Court for the Northern District of Texas, Dallas Division against Applied Digital Corporation (the “Company”) and two of its officers, Chief Executive Officer Wesley Cummins and Chief Financial Officer David Rench, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operations, and compliance policies. Specifically, the complaint alleges that the Company overstated the profitability of its datacenter hosting business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules.
On November 15, 2023, a putative securities complaint, captioned Robert Weich v. Wes Cummins, Chuck Hastings, Kelli McDonald, Douglas Miller, Virginia Moore, and Richard Nottenburg, No. A-23-881629-C, was filed in the U.S. District Court for Clark County, Nevada against certain members of Applied Digital Corporation’s Board of Directors and two of its officers, Chief Executive Officer Wesley Cummins and Chief Financial Officer David Rench, asserting breaches of fiduciary duties and unjust enrichment from April 2022 through the present. The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operations, and compliance policies. Specifically, the complaint alleges that the Company overstated the profitability of its datacenter hosting business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
As of November 30, 2023, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
13

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
Settlement of Potential Claim
During the second quarter of fiscal year 2024, the Company entered into a settlement agreement with respect to employment-related claims by a former executive. The terms of the settlement included payment to the claimant of $2.3 million, which is included in Loss on legal settlement on our condensed consolidated statements of operations.
10.    Business Segments
Revenue by segment (excluding HPC hosting as that segment has no revenue) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Datacenter hosting segment	$37,753	$12,340	$71,925	$19,264
Cloud services segment	4,450	—	6,602	—
Total revenue	$42,203	$12,340	$78,527	$19,264
Segment profit (loss) and a reconciliation to net loss before income tax expenses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Segment Profit (Loss):
Datacenter hosting segment	$10,846	$(14,236)	$19,804	$(15,101)
Cloud services segment	(11,719)	—	(19,129)	—
HPC hosting segment	(908)	—	(1,662)	—
Total segment loss	(1,781)	(14,236)	(987)	(15,101)
Other (1)	(6,393)	(12,462)	(14,613)	(15,785)
Interest expense, net	2,355	364	4,430	709
Loss on debt extinguishment	—	—	2,353	94
Net loss before income tax expenses	$(10,529)	$(27,062)	$(22,383)	$(31,689)
(1) Other includes corporate related items not allocated to reportable segments.
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Depreciation and amortization:
Datacenter hosting segment	$4,365	$1,568	$7,564	$2,692
Cloud services segment	8,782	—	13,290	—
HPC hosting segment	184	—	311	—
Other (1)	93	—	119	12
Total depreciation and amortization	$13,424	$1,568	$21,284	$2,704
(1) Other includes corporate related items not allocated to reportable segments.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	November 30, 2023	May 31, 2023
Datacenter hosting segment	$232,747	$224,447
Cloud services segment	166,536	3,127
HPC hosting segment	54,748	10,949
Total segment assets	454,031	238,523
Other (1)	26,623	25,434
Total assets	$480,654	$263,957
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
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended		Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Net loss	$(10,529)	$(26,750)	$(22,383)	$(31,409)
Net loss attributable to noncontrolling interest	—	(133)	(397)	(261)
Net loss attributable to Applied Digital Corporation	$(10,529)	$(26,617)	$(21,986)	$(31,148)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(0.10)	$(0.28)	$(0.21)	$(0.33)
Basic and diluted weighted average number of shares outstanding	109,663,030	93,422,427	105,067,375	93,263,266
12.    Subsequent Events
At-The-Market Common Stock Offering
The Company completed sales of common stock under the “at the market” common stock sale agreement dated June 26, 2023. The Company sold approximately 4.2 million shares subsequent to November 30, 2023. Net proceeds from these sales, less commission fees of approximately $0.7 million, are approximately $23.1 million.
Indemnification Agreements
On January 13, 2024, the Company entered into an individual Indemnification Agreement with each member of its Board of Directors. The Indemnification Agreements generally provide that the Company will indemnify the indemnitees, to the fullest extent permitted by applicable law, against liabilities that may arise by reason of their status with, or service to, the Company. The Indemnification Agreements also generally provide that the Company advance expenses incurred by the indemnitees as a result of any proceeding related to such matters.
Conditional Agreement
On January 15, 2024, the Company entered into a conditional agreement to provide HPC datacenter capacity at its Ellendale, North Dakota campus, subject to finalization of definitive lease documents. The conditional agreement is for a total of 100 MWs for a term of 10 years, with a total value of approximately $2.2 billion over such 10 year term. The

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Six Months Ended November 30, 2023
conditional agreement is conditioned upon each party securing satisfactory financing for the completion of construction, with the ability of each party to terminate within 45 days, without penalty, if the condition is not satisfied.
Other Agreements
Subsequent to November 30, 2023, the Company entered into three additional agreements for services in our cloud services and datacenter hosting segments totaling a combined $104.4 million over a weighted average term of 32 months.

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
Business Overview
We are a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers in high-performance compute hosting (“HPC hosting”), cloud service (“Cloud services”), and datacenter hosting (“Datacenter hosting”) industries.
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
Business Update
Cloud Services
Our Cloud services business operates through our Sai Computing brand and provides cloud services to customers, such as artificial intelligence and machine learning developers, to develop their advanced products.
During the six months ended November 30, 2023, the Company received and deployed an initial production cluster of 1,024 GPUs, and began recognizing revenue on our first cloud services contract.
HPC Hosting
Our HPC hosting business designs, builds, and operates datacenters which are designed to support high-compute applications using advanced and sophisticated infrastructures to provide services to customers.
The Company is in process of constructing a facility next to the Company’s currently operating facilities in Jamestown, North Dakota, and Ellendale, North Dakota.
On January 15, 2024, the Company entered into a conditional agreement to provide HPC datacenter capacity at its Ellendale, North Dakota campus, subject to finalization of definitive lease documents. The conditional agreement is for a total of 100 MWs for a term of 10 years, with a total value of approximately $2.2 billion over such 10 year term. The conditional agreement is conditioned upon each party securing satisfactory financing for the completion of construction, with the ability of each party to terminate within 45 days, without penalty, if the condition is not satisfied.
Datacenter Hosting
Our Datacenter hosting business operates datacenters to provide energized space to crypto mining customers.
As of November 30, 2023, the Company’s 106 MW facility in Jamestown, North Dakota and 180 MW facility in Ellendale, North Dakota were fully operational. During the quarter ended November 30, 2023, the Company entered into a long term

Retail Electric Service Agreement with TerraForm Power to provide energy to the Company’s 200 MW Garden City, Texas facility and the Company began energizing the facility.
Results of Operations
Comparative Results for the Three and Six Months Ended November 30, 2023 and 2022:
The following table sets forth key components of the results of operations (in thousands) during the three and six months ended November 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Revenues
Datacenter hosting revenue	$34,119	$8,747	$64,106	$13,086
Cloud services revenue	4,450	—	6,602	—
Related party datacenter hosting revenue	3,634	3,593	7,819	6,178
Total revenue	42,203	12,340	78,527	19,264
Costs and expenses:
Cost of revenues	29,222	11,812	53,620	17,905
Selling, general and administrative	21,075	27,226	38,127	32,245
Loss from legal settlement	80	—	2,380	—
Total costs and expenses	50,377	39,038	94,127	50,150
Operating loss	(8,174)	(26,698)	(15,600)	(30,886)
Interest expense, net	2,355	364	4,430	709
Loss on extinguishment of debt	—	—	2,353	94
Net loss before income taxes	(10,529)	(27,062)	(22,383)	(31,689)
Income tax expenses	—	(312)	—	(280)
Net loss	(10,529)	(26,750)	(22,383)	(31,409)
Net loss attributable to noncontrolling interest	—	(133)	(397)	(261)
Net loss attributable to Applied Digital Corporation	$(10,529)	$(26,617)	$(21,986)	$(31,148)

Basic and diluted net loss per share	$(0.10)	$(0.28)	$(0.21)	$(0.33)
Basic and diluted weighted average number of shares outstanding	109,663,030	93,422,427	105,067,375	93,263,266

Adjusted Amounts (a)
Adjusted operating loss	$(2,800)	$(3,721)	$(1,040)	$(6,722)
Adjusted operating margin	(7)%	(30)%	(1)%	(35)%
Adjusted net loss	$(5,155)	$(3,773)	$(5,470)	$(7,151)
Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.05)	$(0.08)
Other Financial Data (a)
EBITDA	$5,250	$(25,130)	$3,331	$(28,276)
as a percentage of revenues	12%	(204)%	4%	(147)%
Adjusted EBITDA	$10,624	$(2,153)	$20,244	$(4,018)
as a percentage of revenues	25%	(17)%	26%	(21)%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of the MD&A.

Commentary on Results of Operations Comparative Results for the Three Months Ended November 30, 2023 compared to the Three Months Ended November 30, 2022
Revenue
Datacenter hosting revenue increased $25.4 million, or 290%, from $8.7 million for the three months ended November 30, 2022 to $34.1 million for the three months ended November 30, 2023 driven primarily by a full quarter of revenue generation from the Company’s Ellendale facility as well as the Garden City facility beginning revenue generation during the second quarter of fiscal year 2024.
Cloud services revenue increased $4.5 million, or 100%, from zero for the three months ended November 30, 2022 to $4.5 million for the three months ended November 30, 2023 driven by a full quarter of revenue generation as the Company began providing service to its cloud services customers during the first quarter of fiscal year 2024.
Related party datacenter hosting revenue was $3.6 million for the three months ended November 30, 2023 which was comparable to $3.6 million for the three months ended November 30, 2022.
Cost of revenues
Cost of revenues increased $17.4 million, or 147%, from $11.8 million for the three months ended November 30, 2022 to $29.2 million for the three months ended November 30, 2023. The increase was primarily driven by the growth in the business as more facilities were energized compared to the three months ended November 30, 2022. The change in cost of revenues are categorized as follows:
•approximately $8.2 million increase in energy costs used to generate revenue;
•approximately $7.7 million increase in depreciation and amortization expense attributable to owned and leased assets directly supporting revenue;
•approximately $1.0 million increase in personnel expenses for employees directly attributable to generating revenue; and
•approximately $0.5 million increase in other expenses directly attributable to generating revenue.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $6.1 million, or 23%, from $27.2 million for the three months ended November 30, 2022 to $21.1 million for the three months ended November 30, 2023. The primary driver of the decrease was a $17.0 million decrease in stock based compensation expense, as the Company recognized a cumulative catch-up of expense in stock based compensation expense in the comparative period upon the Company’s registration statement for the award shares being declared effective. This decrease was partially offset by the following increases:
•approximately $5.0 million increase in depreciation and amortization expense attributable to owned and leased assets that do not directly support revenue;
•approximately $2.0 million increase in employee salaries and benefits expense not directly attributable to revenues;
•approximately $1.9 million increase in other selling, general, and administrative expenses such as insurance premiums and computer and software expenses;
•approximately $1.5 million increase in colocation lease expenses, incurred prior to services being provided, due to the growth of the business; and
•approximately $0.5 million increase in professional service expenses incurred to support the growth of the business.
Other expenses
Interest expense, net increased $2.0 million, or 547%, from $0.4 million for the three months ended November 30, 2022 to $2.4 million for the three months ended November 30, 2023. The increase was driven by an increase in finance leases and interest-bearing loans between periods.
Income tax benefit
The income tax benefit decreased $0.3 million, or 100%, from a $0.3 million benefit for the three months ended November 30, 2022 to zero for the three months ended November 30, 2023. This change was driven by a change in valuation allowance for the three months ended November 30, 2023 compared to the three months ended November 30, 2022.
Commentary on Results of Operations Comparative Results for the Six Months Ended November 30, 2023 compared to the Six Months Ended November 30, 2022
Revenues
Datacenter hosting revenues increased $51.0 million, or 390%, from $13.1 million for the six months ended November 30, 2022 to $64.1 million for the six months ended November 30, 2023. The increase in datacenter hosting revenues was driven by a full six months of operations at our Ellendale, North Dakota facility as well as as well as the Garden City facility beginning revenue generation during the second quarter of fiscal year 2024.
Cloud services revenue increased $6.6 million, or 100%, from zero for the six months ended November 30, 2022 to $6.6 million for the six months ended November 30, 2023 due to revenue from the Company’s first cloud services contract, which started during the first quarter of fiscal year 2024.
Related party datacenter hosting revenue increased $1.6 million, or 27%, from $6.2 million for the six months ended November 30, 2022 to $7.8 million for the six months ended November 30, 2023 driven by increased uptime at the Company’s Jamestown, North Dakota facility.
Cost of revenues
Cost of revenues increased by $35.7 million, or 199%, from $17.9 million for the six months ended November 30, 2022 to $53.6 million for the six months ended November 30, 2023. The increase is primarily driven by the growth in the business as more facilities were energized compared to the six months ended November 30, 2022. The change in cost of revenues are categorized as follows:
•approximately $21.1 million increase in energy costs used to generate revenue;
•approximately $11.6 million increase in depreciation and amortization expense attributable to owned and leased assets directly supporting revenue;
•approximately $2.1 million increase in personnel expenses for employees directly attributable to generating revenue; and
•approximately $0.9 million increase in other expenses directly attributable to generating revenue.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $5.9 million, or 18%, from $32.2 million for the six months ended November 30, 2022 to $38.1 million for the six months ended November 30, 2023. The primary drivers of the change to selling, general and administrative expense for the six months ended November 30, 2023 were:
•approximately $7.8 million increase in depreciation and amortization expense not attributable to owned and leased assets directly supporting revenue;
•approximately $3.8 million increase in employee salaries and benefits expense not directly attributable to revenues;
•approximately $3.7 million increase in other selling, general, and administrative expenses such as insurance premiums and computer and software expenses;
•approximately $1.9 million increase in colocation lease expenses, incurred prior to services being provided, due to the growth of the business; and
•approximately $0.7 million increase in professional service expenses incurred to support the growth of the business.
These increases were partially offset by a $12.0 million decrease in stock based compensation expense, as the Company recognized a cumulative catch-up of expense in stock based compensation expense in the comparative period upon the Company’s registration statement for the award shares being declared effective.

Loss from Legal Settlement
Loss from legal settlement was $2.4 million for the six months ended November 30, 2023 primarily due to a settlement agreement entered into by the Company in respect to employment-related claims by a former executive. The terms of the settlement include payment to the claimant of $2.3 million.
Other expenses
Interest expense, net increased $3.7 million, or 525% , from $0.7 million for the six months ended November 30, 2022 to $4.4 million for the six months ended November 30, 2023 driven by an increase in finance leases and change in the Company’s debt obligations between periods.
Loss on extinguishment of debt increased $2.3 million, or 2403%, from $0.1 million for the six months ended November 30, 2022 to $2.4 million for the six months ended November 30, 2023. The increase was driven by the termination fees to extinguish the B. Riley loan during the six months ended November 30, 2023.
Income tax benefit
Income tax benefit decreased $0.3 million or 100% from a $0.3 million benefit for the six months ended November 30, 2022 to zero for the six months ended November 30, 2023. This change was driven by a change in valuation allowance for the six months ended November 30, 2023 compared to the six months ended November 30, 2022.
Comparative Segment Data for the Three and Six Months Ended November 30, 2023 and 2022:
The following table sets forth the Company’s operating profit for each of our segments for the three and six months ended November 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Segment Operating Profit (Loss):
Datacenter hosting segment	10,846	(14,236)	19,804	(15,101)
Cloud services segment	$(11,719)	$—	$(19,129)	$—
HPC hosting segment	(908)	—	(1,662)	—
Total segment profit	$(1,781)	$(14,236)	$(987)	$(15,101)
Commentary on Segment Data Comparative Results for the Three Months Ended November 30, 2023 compared to the Three Months Ended November 30, 2022
Datacenter Hosting Segment
Operating Profit
Datacenter hosting operating profit increased $25.1 million, or 176% from a loss of $14.2 million for the three months ended November 30, 2022 to a profit of $10.8 million for the three months ended November 30, 2023. The change is driven by full energization of the Company’s Ellendale, North Dakota and Jamestown, North Dakota facilities during the three months ended November 30, 2023, relative to operations only at the Company’s Jamestown facility during the the three months ended November 30, 2022. The change is also driven by a decrease in stock-based compensation between the periods.
Cloud Services Segment
Operating Loss
Cloud services operating loss increased $11.7 million, from zero for the three months ended November 30, 2022 to $11.7 million for the three months ended November 30, 2023. The operating loss is primarily driven by amortization expense on finance leases on computing equipment, occupancy costs from operating leases, and stock-based compensation expense attributable to the segment.

HPC Hosting Segment
Operating Loss
HPC hosting operating loss increased $0.9 million, or 100% from zero to $0.9 million due to the Company launching the segment during the current period. The loss is largely comprised of stock-based compensation expense, payroll, and amortization expense related to finance leases in the HPC hosting buildout.
Commentary on Segment Data Comparative Results for the Six Months Ended November 30, 2023 compared to the Six Months Ended November 30, 2022
Datacenter Hosting Segment
Operating Profit
Datacenter hosting operating profit increased $34.9 million, or 231% from a loss of $15.1 million for the six months ended November 30, 2022 to a profit of $19.8 million for the six months ended November 30, 2023. The change is driven by a full six months of operations at our Ellendale, North Dakota facility as well as the Garden City facility beginning revenue generation during the second quarter of fiscal year 2024. The change is also driven by a decrease in stock-based compensation between the periods.
Cloud Services Segment
Operating Loss
Cloud services operating loss increased $19.1 million, from zero for the six months ended November 30, 2022 to $19.1 million for the six months ended November 30, 2023 primarily driven by amortization expense on finance leases on computing equipment, occupancy costs from operating leases, and stock-based compensation expense attributable to the segment.
HPC Hosting Segment
Operating Loss
HPC hosting operating loss increased $1.7 million, or 100% from zero to $1.7 million due to the Company launching the segment during the current period. The loss is largely comprised of stock-based compensation expense, payroll, and amortization expense related to finance leases in the HPC hosting buildout.
Non-GAAP Measures
Adjusted Operating Loss and Adjusted Net Loss
“Adjusted Operating Loss” is a non-GAAP measure that represents operating loss excluding stock-based compensation, loss from legal settlement, non-recurring professional service costs and other non-recurring expenses. “Adjusted Net Loss” is a non-GAAP measure that represents net loss excluding stock-based compensation, loss on extinguishment of debt, loss on legal settlement, non-recurring professional services costs and other non-recurring expenses. We believe these are useful metrics as they provide additional information regarding factors and trends affecting our business and provide perspective on results absent one-time or significant non-cash items. However, the Company’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. The Company’s computation of Adjusted Operating Loss and Adjusted Net Loss may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted Operating Loss and Adjusted Net Loss in the same fashion.
Because of these limitations, Adjusted Operating Loss and Adjusted Net Loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on its GAAP results and using Adjusted Operating Loss and Adjusted Net Loss on a supplemental basis. You should review the reconciliation of operating loss to Adjusted Operating Loss and net loss to Adjusted Net Loss above and not rely on any single financial measure to evaluate the Company’s business.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, loss on extinguishment of debt, loss from legal settlement, non-recurring professional service costs, and other non-recurring expenses. These costs have been adjusted as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of the Company’s performance that is neither required by, nor presented in accordance with, GAAP. The Company believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. We also believe EBITDA and Adjusted EBITDA are useful metrics to investors because they provide additional information regarding factors and trends affecting our business, which are used in the business planning process to understand expected operating performance, to evaluate results against those expectations, and because of their importance as measures of underlying operating performance, as the primary compensation performance measure under certain programs and plans. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, the Company may incur future expenses similar to those excluded when calculating these measures. In addition, the Company’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. the Company’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. The Company compensates for these limitations by relying primarily on its GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA above and not rely on any single financial measure to evaluate the Company’s business.

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended		Six Months Ended
$ in thousands	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Adjusted operating loss
Operating loss (GAAP)	$(8,174)	$(26,698)	$(15,600)	$(30,886)
Stock-based compensation	4,799	21,819	10,440	22,398
Loss from legal settlement	80	—	2,380	—
Non-recurring professional service costs (a)	495	664	1,087	1,072
Other non-recurring expenses (b)	—	494	653	694
Adjusted operating loss (Non-GAAP)	$(2,800)	$(3,721)	$(1,040)	$(6,722)
Adjusted operating margin	(7)%	(30)%	(1)%	(35)%

Adjusted net loss
Net loss (GAAP)	$(10,529)	$(26,750)	$(22,383)	$(31,409)
Stock-based compensation	4,799	21,819	10,440	22,398
Loss on extinguishment of debt	—	—	2,353	94
Loss from legal settlement	80	—	2,380	—
Non-recurring professional service costs (a)	495	664	1,087	1,072
Other non-recurring expenses (b)	—	494	653	694
Adjusted net loss (Non-GAAP)	$(5,155)	$(3,773)	$(5,470)	$(7,151)
Adjusted net loss per share (Non-GAAP)	$(0.05)	$(0.04)	$(0.05)	$(0.08)

EBITDA and Adjusted EBITDA
Net loss (GAAP)	$(10,529)	$(26,750)	$(22,383)	$(31,409)
Interest expense, net	2,355	364	4,430	709
Income tax benefit (expense)	—	(312)	—	(280)
Depreciation and amortization	13,424	1,568	21,284	2,704
EBITDA (Non-GAAP)	$5,250	$(25,130)	$3,331	$(28,276)
Stock-based compensation	4,799	21,819	10,440	22,398
Loss on extinguishment of debt	—	—	2,353	94
Loss from legal settlement	80	—	2,380	—
Non-recurring professional service costs (a)	495	664	1,087	1,072
Other non-recurring expenses (b)	—	494	653	694
Adjusted EBITDA (Non-GAAP)	$10,624	$(2,153)	$20,244	$(4,018)
(a)Non-recurring professional service costs represents legal, accounting, and other professional services costs related to non-recurring transactions.
(b)Other non-recurring expenses include expenses related to non-recurring research and development activities, asset abandonment charges, and other expenses that are not representative of the Company’s expected ongoing costs.
Sources of Liquidity
As of November 30, 2023, the Company had unrestricted cash and cash equivalents of $9.2 million and negative working capital of $166.0 million. Historically the Company has incurred losses and has relied on equity and debt financings to fund its operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuance of common stock, and the receipt of contractual deposits and revenue payments from customers.
See Note 6 - Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans.

On June 27, 2023, the Company began issuing and selling common stock under an "at the market" sales agreement, with Craig-Hallum Capital, pursuant to which the Company may sell up to $125 million in aggregate proceeds from sales of common stock. As of November 30, 2023, the Company has sold approximately 14.8 million shares. Net proceeds, less commission and legal fees of approximately $3.3 million, were approximately $97.9 million. The Company received an additional $23.1 million in proceeds subsequent to November 30, 2023. The at the market offering is now complete.
During the six months ended November 30, 2023, we received $81.8 million in payments for future datacenter hosting services.
Further, during December 2023, the Company received payments from cloud services customers totaling $8.1 million and $3.0 million from datacenter hosting customers for future services.
Funding Requirements
We have experienced net losses through the period ended November 30, 2023. Our transition to profitability is dependent on the successful operation of our three lines of business. The Company expects to have sufficient liquidity, including cash on hand, payments from customers, and access to public capital markets, to support ongoing operations. We believe these activities will be sufficient to meet our working capital needs for at least the next 12 months and all of the Company’s known requirements and plans for cash. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations. We believe that the significant investments in property and equipment will remain throughout fiscal year 2024 as we continue construction of our HPC hosting facilities and acquire assets to support our cloud services business. We also expect that our revenues will increase as we continue to bring online additional capacity at our Garden City, Texas location and within our cloud services contracts.
Summary of Cash Flows
The following table provides information about the Company’s net cash flow (in thousands) for the six months ended November 30, 2023 and November 30, 2022, respectively.

	Six Months Ended
$ in thousands	November 30, 2023	November 30, 2022
Net cash provided by operating activities	$9,056	$27,979
Net cash used in investing activities	(65,608)	(70,305)
Net cash provided by financing activities	47,611	14,101
Net decrease in cash and cash equivalents	(8,941)	(28,225)
Cash, cash equivalents, and restricted cash at beginning of year	43,574	46,299
Cash, cash equivalents, and restricted cash at end of period	$34,633	$18,074
Commentary on the change in cash flows between the Six Months Ended November 30, 2023 and Six Months Ended November 30, 2022
Operating Activities
The net cash provided by operating activities decreased by $18.9 million, or 68%, from $28.0 million for the six months ended November 30, 2022 to $9.1 million for the six months ended November 30, 2023. The primary reason for the change was a decrease in revenue prepayments received relative to revenue earned during the six months ended November 30, 2023 as well as an increase in payments associated with our operating leases.
Investing Activities
The net cash used in investing activities decreased by $4.7 million, from $70.3 million for the six months ended November 30, 2022 to $65.6 million for the six months ended November 30, 2023. The primary reason for the change was a reduction in investments in property, plant, and equipment as the Company had completed most of the Ellendale, North Dakota and Garden City, Texas facilities as of the beginning of the current period. This reduction was partially offset by an increase in finance lease prepayments made for leases on hosting equipment to support the Company’s cloud services business during the six months ended November 30, 2023.
Financing Activities
The net cash provided by financing activities increased by $33.5 million, or 238%, from $14.1 million for the six months ended November 30, 2022 to $47.6 million for the six months ended November 30, 2023. The primary reason for the change was the receipt of net proceeds from the Company’s common stock offering which was partially offset by an increase in debt repayments and an increase in finance lease payments during the six months ended November 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above that are in process, that occurred during the three months ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's Chief Financial Officer, have been named as a defendants in a class action lawsuit that was filed in August 2023 in the U.S. District Court for the Northern District of Texas (McConnell v. Applied Digital Corporation et al., Case No. 3:23-cv-1805). The case is in an early stage and the class has not yet been certified. The Company has not yet responded to the complaint. At this time, the Company is unable to estimate potential losses, if any, related to this action. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of this action to have a material adverse effect on our results of operations or financial position. However, this matter is subject to uncertainties, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.
On November 15, 2023, a putative securities complaint, captioned Robert Weich v. Wes Cummins, Chuck Hastings, Kelli McDonald, Douglas Miller, Virginia Moore, and Richard Nottenburg, No. A-23-881629-C, was filed in the U.S. District Court for the District of Nevada against certain members of the Company’s Board of Directors and two of its officers, Chief Executive Officer Wesley Cummins and Chief Financial Officer David Rench, asserting breaches of fiduciary duties and unjust enrichment from April 2022 through the present. The complaint alleges that the defendants made materially false and misleading statements regarding the Company’s business, operations, and compliance policies. Specifically, the complaint alleges that the Company overstated the profitability of its datacenter hosting business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	Form of Indemnification Agreement by and between Applied Digital Corporation and individual directors or officers.
31.1*	Chief Executive Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release dated January 16, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

Signatures
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED DIGITAL CORPORATION

Date:	January 16, 2024	By:	/s/ Wesley Cummins
Wesley Cummins Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	January 16, 2024	By:	/s/ David Rench
David Rench Chief Financial Officer (Principal Financial Officer)