Form 10-Q
period 2024-02-29
Applied Digital Corp.
filed 2024-04-11
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
(214) 427-1704
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
As of April 8, 2024, 122,739,540 shares of Common Stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of February 29, 2024 and May 31, 2023 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended February 29, 2024 and February 28, 2023 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended February 29, 2024 and February 28, 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2024 and February 28, 2023 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

Part II - Other Information

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signatures		37

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	February 29, 2024	May 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,435	$28,999
Restricted cash	29,545	14,575
Accounts receivable	225	82
Prepaid expenses and other current assets	6,127	2,012
Current assets held for sale	65,369	—
Total current assets	105,701	45,668
Property and equipment, net	211,172	195,593
Operating lease right of use assets, net	95,429	1,290
Finance lease right of use assets, net	189,627	14,303
Other assets	41,239	7,103
TOTAL ASSETS	$643,168	$263,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,918	$6,446
Accrued liabilities	27,545	9,960
Current portion of operating lease liability	13,023	320
Current portion of finance lease liability	86,438	5,722
Current portion of debt	19,329	7,950
Customer deposits	32,410	32,560
Related party customer deposits	3,810	3,810
Deferred revenue	63,121	47,168
Related party deferred revenue	1,287	1,524
Current liabilities held for sale	8,279	—
Total current liabilities	349,160	115,460
Long-term portion of operating lease liability	69,260	1,005
Long-term portion of finance lease liability	63,803	8,334
Long-term debt	24,845	33,222
Long-term related party loan	17,612	35,257
Other long-term related party liabilities	—	1,000
Total liabilities	524,680	194,278
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 166,666,667 shares authorized, 127,486,937 shares issued and 122,417,839 shares outstanding at February 29, 2024, and 100,927,358 shares issued and 95,925,630 shares outstanding at May 31, 2023	127	101
Treasury stock, 5,069,098 shares at February 29, 2024 and 5,001,728 shares at May 31, 2023, at cost	(62)	(62)
Additional paid in capital	303,963	160,194
Accumulated deficit	(185,540)	(100,716)
Total stockholders’ equity attributable to Applied Digital Corporation	118,488	59,517
Noncontrolling interest	—	10,162
Total stockholders' equity including noncontrolling interest	118,488	69,679
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$643,168	$263,957
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenue:
Revenue	$40,284	$10,054	$110,993	$23,139
Related party revenue	3,064	4,036	10,883	10,215
Total revenue	43,348	14,090	121,876	33,354
Costs and expenses:
Cost of revenues (1)	47,061	10,533	102,051	28,450
Selling, general and administrative (2)	30,386	10,546	67,142	42,779
Loss on classification as held for sale	21,723	—	21,723	—
Loss from legal settlement	—	—	2,380	—
Total costs and expenses	99,170	21,079	193,296	71,229
Operating loss	(55,822)	(6,989)	(71,420)	(37,875)
Interest expense, net (3)	4,404	352	8,836	1,061
Loss on change in fair value of related party debt	2,612	—	2,612	—
Loss on extinguishment of debt (4)	—	—	2,353	94
Net loss before income tax expenses	(62,838)	(7,341)	(85,221)	(39,030)
Income tax benefit	—	—	—	(280)
Net loss	(62,838)	(7,341)	(85,221)	(38,750)
Net loss attributable to noncontrolling interest	—	(316)	(397)	(577)
Net loss attributable to Applied Digital Corporation	$(62,838)	$(7,025)	$(84,824)	$(38,173)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(0.52)	$(0.07)	$(0.77)	$(0.41)
Basic and diluted weighted average number of shares outstanding	121,426,622	94,119,944	110,500,556	93,545,687
(1)Includes cost of revenues attributable to related party revenues of $2.5 million and $3.1 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $6.6 million and $8.8 million for the nine months ended February 29, 2024 and February 28, 2023, respectively.
(2)Includes related party selling, general and administrative expense of $0.1 million and $0.5 million for the three and nine months ended February 29, 2024, respectively. There was no related party selling, general and administrative expense incurred during the three and nine months ended February 28, 2023.
(3)Includes related party interest expense of $0.2 million and $0.8 million for the three months ended and nine months ended February 29, 2024, respectively. There was no related party debt issued during three and nine months ended February 28, 2023 and as such, no interest expense was incurred related to related party debt.
(4)Amounts included in the nine months ended February 29, 2024 are related to the extinguishment of related party debt.
See Note 5 - Related Party Transactions for further discussion of related party transactions.
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months ended February 29, 2024 and February 28, 2023
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, November 30, 2023	122,734,060	$123	(5,001,728)	$(62)	$278,299	$(122,702)	$155,658	$—	$155,658
Shares issued in offering, net of costs	4,158,243	4	—	—	23,076	—	23,080	—	23,080
Shares issued from awards vesting	594,634	—	—	—	—	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(606)	—	(606)	—	(606)
Share cancellations	—	—	(67,370)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,194	—	3,194	—	3,194
Net loss	—	—	—	—	—	(62,838)	(62,838)	—	(62,838)
Balance, February 29, 2024	127,486,937	$127	(5,069,098)	$(62)	$303,963	$(185,540)	$118,488	$—	$118,488

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, November 30, 2022	98,948,082	$99	(5,001,728)	$(62)	$150,690	$(87,218)	$63,509	$8,461	$71,970
Shares issued from awards vesting	523,046	1	—	—	(1)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(114)	—	(114)	—	(114)
Stock-based compensation	—	—	—	—	4,480	—	4,480	—	4,480
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	2,400	2,400
Net loss	—	—	—	—	—	(7,025)	(7,025)	(316)	(7,341)
Balance, February 28, 2023	99,471,128	$100	(5,001,728)	$(62)	$155,055	$(94,243)	$60,850	$10,545	$71,395
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended February 29, 2024 and February 28, 2023
(In thousands, except share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2023	100,927,358	$101	$(5,001,728)	$(62)	$160,194	$(100,716)	$59,517	$10,162	$69,679
Shares issued in offering, net of costs	18,945,841	20	—	—	120,982	—	121,002	—	121,002
Shares issued from awards vesting	6,129,471	5	—	—	(5)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(606)	—	(606)	—	(606)
Share cancellations	—	—	(67,370)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,634	—	13,634	—	13,634
Net loss	—	—	—	—	—	(84,824)	(84,824)	(397)	(85,221)
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Balance, February 29, 2024	127,486,937	$127	(5,069,098)	$(62)	$303,963	$(185,540)	$118,488	$—	$118,488

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2022	97,837,703	$98	(36,296)	$(62)	$128,293	$(56,070)	$72,259	$6,976	$79,235
Shares issued from awards vesting	1,633,425	2	—	—	(2)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(114)	—	(114)	—	(114)
Stock-based compensation	—	—	—	—	26,878	—	26,878	—	26,878
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	4,146	4,146
Common stock forfeited	—	—	(4,965,432)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(38,173)	(38,173)	(577)	(38,750)
Balance, February 28, 2023	99,471,128	$100	(5,001,728)	$(62)	$155,055	$(94,243)	$60,850	$10,545	$71,395
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Nine Months Ended
	February 29, 2024	February 28, 2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(85,221)	$(38,750)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,899	2,580
Stock-based compensation	13,634	26,878
Lease expense	41,473	2,296
Deferred income taxes	—	(280)
Loss on extinguishment of debt	2,353	94
Amortization of debt issuance costs	498	—
Loss on classification as held for sale	21,723	—
Loss on change in fair value of related party debt	2,612	—
Changes in operating assets and liabilities:
Accounts receivable	(143)	145
Prepaid expenses and other current assets	(4,115)	(266)
Customer deposits	(150)	24,584
Related party customer deposits	—	2,262
Deferred revenue	15,953	42,261
Related party deferred revenue	(237)	1,481
Accounts payable	55,464	(10,019)
Accrued liabilities	8,191	1,562
Lease assets and liabilities	(35,675)	(580)
Other assets	(1,363)	(104)
CASH FLOW PROVIDED BY OPERATING ACTIVITIES	47,896	54,144
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(86,996)	(96,214)
Finance lease prepayments	(35,132)	—
Purchases of investments	(390)	(100)
CASH FLOW USED IN INVESTING ACTIVITIES	(122,518)	(96,314)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(27,527)	(1,635)
Borrowings of long-term debt	8,422	25,567
Borrowings of related party debt	23,000	—
Repayments of long-term debt	(6,763)	(8,839)
Repayment of related party debt	(45,500)	—
Payment of deferred financing costs	—	(333)
Tax payments for restricted stock upon vesting	(606)	(114)
Noncontrolling interest contributions	—	4,146
Proceeds from issuance of common stock, net of costs	121,002	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	72,028	18,792

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,594)	(23,378)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	43,574	46,299
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$40,980	$22,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,121	$1,118
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$95,018	$—
Finance right-of-use assets obtained by lease obligation	$219,268	$8,693
Property and equipment in accounts payable and accrued liabilities	$41,100	$9,384
Extinguishment of non-controlling interest	$9,765	$—
See accompanying notes to the condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Three and Nine Months Ended February 29, 2024

1.    Business and Organization
Applied Digital Corporation (the “Company”), is a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers. The Company has three reportable segments. Financial information for each segment is contained in Note 11 - Business Segments.
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
The preparation of the unaudited condensed consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates of the valuation allowance associated with the Company’s deferred tax assets.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers.
Datacenter Hosting Revenue
The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. All Datacenter hosting performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Customers pay a fixed rate to the Company in exchange for a managed hosting environment supported by customer-provided equipment. Revenue is recognized based on the contractual fixed rate, net of any credits for non-performance, over the term of the agreements. Any ancillary revenue for other services is generally recognized at a point in time when the services are complete. Customer contracts include advance payment terms. All advanced service payments are recorded as deferred revenue and are recognized as revenue once the related service is provided.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
Fair Value Measurements
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities are classified using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value as follows:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.
•Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The Company will update its assumptions each reporting period based on new developments and will calculate fair value based on the revised assumptions, as applicable. See Note 8 - Fair Value Measurements for further discussion of the Company’s fair value measurements.
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
Assets Held For Sale
The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (iv) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
Reclassifications
Balance Sheet
We have reclassified certain prior period amounts in our condensed consolidated balance sheets to conform to our current period presentation. Specifically, we have reclassified “Accounts payable and accrued expenses” to separate captions of “Accounts payable” and “Accrued expenses.” We have also reclassified the presentations of restricted cash from “Prepaid expenses and other current assets” to its own caption of “Restricted cash” and security deposits from “Prepaid expenses and other current assets” to “Other assets.” Finally, we have condensed “Sales and use tax payable” into “Accrued expenses.”
Income Statement
We have reclassified certain prior period revenue amounts from “Revenue” to “Related party revenue” and have reclassified interest income from “Selling, general and administrative” expense to “Interest expense, net” in our condensed consolidated statement of operations to conform to our current period presentation.
These reclassifications had no impact on reported net income, cash flows, or total assets and liabilities.
Cash, Cash Equivalents, and Restricted Cash
The Company has restricted cash related to its letters of credit totaling $36.5 million, which is held in money market funds. The Company is required to keep these balances in separate accounts for the duration of the letter of credit agreements, which have terms of up to two years. These letters of credit were issued in lieu of security deposits. The Company considers the money market funds to be Level 1 which the Company believes approximates fair value.
Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of February 29, 2024 and May 31, 2023 were as follows (in thousands):

	February 29, 2024	May 31, 2023
Cash and cash equivalents	$4,435	$28,999
Restricted cash	29,545	14,575
Restricted cash included in other assets	7,000	—
Total cash, cash equivalents, and restricted cash	$40,980	$43,574
3.    Property and Equipment
Property and equipment consisted of the following as of February 29, 2024, and May 31, 2023 (in thousands):

	Estimated Useful Life	February 29, 2024	May 31, 2023
Networking equipment, electrical equipment, and software	5 years	$31,003	$21,173
Electric generation and transformers	15 years	5,983	4,655
Land and building
Building	39 years	103,624	63,350
Land		6,205	2,152
Land improvements	15 years	1,380	1,293
Leasehold improvements	3 years - 7 years	468	—
Construction in progress		67,297	106,226
Other equipment and fixtures	5 years - 7 years	6,781	1,684
Total cost of property and equipment		222,741	200,533
Accumulated depreciation		(11,569)	(4,940)
Property and equipment, net		$211,172	$195,593

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
Depreciation expense totaled $7.9 million and $12.9 million for the three and nine months ended February 29, 2024 and $0.9 million and $2.6 million for the three and nine months ended February 28, 2023.
During the three months ended February 29, 2024, the Company recognized $2.8 million of accelerated depreciation expense related to the abandonment of certain transformers and $1.4 million of accelerated amortization on the related right of use assets. These expenses relate primarily to transformers at the Company’s Ellendale datacenter hosting facility that required additional repairs and upgrades. The accelerated expense amount is presented within Cost of revenues in the accompanying Condensed Consolidated Statements of Operations.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three and nine months ended February 29, 2024 and February 28, 2023, respectively.

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Customer A	68%	—%	69%	—%
Customer B	—%	26%	—%	23%
Customer C	—%	26%	—%	31%
Customer D	—%	16%	—%	17%
Customer E	—%	13%	—%	14%
Customer F	—%	13%	—%	13%
Customer G	10%	—%	—%	—%
Deferred Revenue
Changes in the Company's deferred revenue balances for the nine months ended February 29, 2024 and February 28, 2023, respectively, are shown in the following table (in thousands):

	Nine Months Ended
	February 29, 2024	February 28, 2023
Balance, beginning of period	$48,692	$3,877
Advance billings	129,044	76,961
Revenue recognized	(121,875)	(33,354)
Other adjustments	8,547	135
Less: Related party balances	(1,287)	(2,435)
Balance, end of period	$63,121	$45,184
Customer Deposits
Changes in the Company's customer deposits balances for the nine months ended February 29, 2024 and February 28, 2023, respectively, are shown in the following table (in thousands):

	Nine Months Ended
	February 29, 2024	February 28, 2023
Balance, beginning of period	$36,370	$9,524
Customer deposits received	8,397	26,980
Other adjustments	(8,547)	(135)
Less: Related party balances	(3,810)	(3,810)
Balance, end of period	$32,410	$32,559

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
5.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the three and nine months ended February 29, 2024 and February 28, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Customer D*	$1,662	$2,250	$5,980	$5,690
Customer E**	$1,402	$1,786	$4,903	$4,525
*Customer D is a subsidiary of an entity which is deemed to beneficially own over 5% of the Company's outstanding common stock
**Customer E is 60% owned by an individual who is deemed to beneficially own over 5% of the Company's outstanding common stock
The following table illustrates related party deferred revenue and deposits balances as of February 29, 2024 and May 31, 2023 (in thousands):

	Customer D balances as of		Customer E balances as of
	February 29, 2024	May 31, 2023	February 29, 2024	May 31, 2023
Deferred revenue	$895	$1,474	$392	$50
Customer Deposits	$2,450	$2,450	$1,360	$1,360
Related Party Sublease Income
The Company receives sublease income from B. Riley Asset Management, which is also a wholly-owned subsidiary of B. Riley Financial, Inc. As previously disclosed, the Company’s Chairman and Chief Executive Officer, served as the President of B. Riley Asset Management, and effective February 5, 2024, resigned from that position. Sublease income is included in selling, general and administrative expenses in our condensed consolidated statements of operations. The following table illustrates related party sublease income for the three and nine months ended February 29, 2024 and February 28, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sublease Income	$23	$23	$70	$81
B. Riley Loan
During the nine months ended February 29, 2024, the Company borrowed an additional $8.0 million and early repaid the total outstanding balance of $44.5 million. Interest expense and deferred issuance cost amortization associated with the loan was $0.7 million for the nine months ended February 29, 2024. The Company recognized a $2.4 million loss on debt extinguishment associated with the early repayment of the outstanding balance for the nine months ended February 29, 2024.
On February 5, 2024, the Company entered into a Termination of Loan and Security letter with B. Riley Commercial Capital, LLC and B. Riley Securities, Inc. which terminated the Loan and Security Agreement dated as of May 23, 2023, as amended, among the parties. At the time of the Termination Letter, all principal, interest and fees under the Loan and Security Agreement had been paid in full. No early termination penalty was paid in connection with the Termination of Loan and Security letter.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
AI Bridge Loan
On January 30, 2024, the Company issued an Unsecured Promissory Note (the “AI Bridge Loan”) payable to AI Bridge Funding LLC (the “Lender”), providing for an unsecured loan in the aggregate principal amount of up to $20.0 million, of which $15.0 million was available immediately and funded upon the execution of the AI Bridge Loan. The obligation of the Lender to advance the remaining $5.0 million shall be in the Lender’s sole discretion. The AI Bridge Loan will mature on January 30, 2026 and bears interest at a rate of 12.5% per annum.
Additionally, upon the receipt by the Company or any of its subsidiaries of any cash proceeds from either the incurrence of any indebtedness (other than the AI Bridge Loan) or the issuance of any equity interests in the Company, which net proceeds total more than $35.0 million, the Company shall apply such net proceeds toward the prepayment of the outstanding principal of the AI Bridge Loan. Pursuant to the terms of the AI Bridge Loan, the Company is obligated to pay to the Lender a repayment fee in an amount sufficient for the Lender to receive an aggregate amount equal to 1.25x the aggregate principal amount funded as loans by the Lender to the Company.

As of February 29, 2024, the total outstanding balance under the AI Bridge Loan was $15.0 million. The Company has elected to recognize the entire note at fair value under ASC 815, Derivatives and Hedging. During the three and nine months ended February 29, 2024, the Company recognized a $2.6 million loss on change in fair value of debt associated with such election which is included in our condensed consolidated statements of operations. See Note 8 - Fair Value Measurements for further discussion on the Company’s fair value considerations.

Affiliates of the Lender are both an investor in B. Riley Financial, Inc. and also an investment management client of B. Riley Asset Management. As previously disclosed, the Company’s Chairman and Chief Executive Officer, served as the President of B. Riley Asset Management, and effective February 5, 2024, resigned from that position.
Other Related Party Transactions
During the three and nine months ended February 29, 2024, the Company paid construction and consulting costs of $44.4 thousand and $0.3 million, respectively, to a company owned by a family member of the Company’s Chief Financial Officer.
During the three and nine months ended February 29, 2024, the Company paid software license fees of $0.1 million and $0.2 million, respectively, to a company whose chairman is also a member of the Company’s Board of Directors.
During the three and nine months ended February 29, 2024, the Company paid $23 thousand in consulting fees to a Board of Director member for sales consulting work.
The Company did not make any payments to these related parties during the three and nine months ended February 28, 2023.
6.    Debt
Long-term debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	February 29, 2024	May 31, 2023
Starion term loan	6.50%	July 25, 2027	$10,730	$12,786
Vantage Garden City loan	6.15%	April 26, 2028	12,757	10,074
Starion Ellendale loan	7.48%	February 3, 2028	17,079	19,728
Vantage transformer loan	6.50%	February 8, 2029	3,660	—
Other long-term debt			373	354
Deferred financing costs, net of amortization			(425)	(1,770)
Less: Current portion of term loan			(19,329)	(7,950)
Long-term debt, net			$24,845	$33,222

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of February 29, 2024 (in thousands):

Remainder of FY24	$14,429
FY25	6,946
FY26	8,555
FY27	9,172
FY28	5,492
Thereafter	5
Total	$44,599
Letters of Credit
As of February 29, 2024, the Company had letters of credit totaling $36.5 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit term of 12 months or less within the Restricted Cash caption within current assets and any amounts with a related letter of credit term of over 12 months in Other Assets.
Vantage Garden City Loan
During the third quarter of fiscal year 2024, the Company approved plans to sell its Garden City facility. In accordance with the original loan agreement, the sale of the Garden City facility will cause the associated loan to become immediately callable by the lender as those assets were pledged as collateral for the loan. As such, the Company has reclassified the outstanding balance on the loan of $12.8 million to Current portion of long-term debt on its condensed consolidated balance sheets as of February 29, 2024.
Cornerstone Bank Loan
On February 28, 2024, APLD GPU-01, LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Cornerstone Bank and the Company as Guarantor (the “Cornerstone Bank Loan”). The Cornerstone Bank Loan provides for a term loan in the principal amount of $16.0 million with a maturity date of March 1, 2029. The Cornerstone Bank Loan contains customary covenants, representations, warranties and events of default. The Cornerstone Bank Loan provides for an interest rate of 8.59% per annum. The proceeds of the Cornerstone Bank Loan will be used to finance, in part, existing improvements to real property. As of February 29, 2024, the Company had not received funding from the Cornerstone Bank Loan and accordingly, no amounts have been included in the tables above.
Vantage Transformer Loan
On February 8, 2024, APLD ELN-02 LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Vantage Bank and the Company as Guarantor (the “Vantage Transformer Loan”). The Vantage Transformer Loan provides for a term loan in the principal amount of $3.7 million with a maturity date of February 8, 2029. The Loan Agreement contains customary covenants, representations, warranties and events of default. The Vantage Transformer Loan provides for an interest rate of 6.50% per annum. The proceeds of the Vantage Transformer Loan were used to fund a transformer for its HPC location in Ellendale. As of February 29, 2024, there was $3.7 million outstanding on the loan.
7.    Stockholders' Equity
Equity Plans
On October 9, 2021, the Company’s Board of Directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of February 29, 2024, the Company had issued awards for approximately 15.1 million shares of common stock of the Company under the plans. During the three and nine months ended February 29, 2024 the Company recognized $3.2 million and $13.6 million in stock-based compensation, respectively.
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards granted for the nine months ended February 29, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2023	380,955	$2.22
Granted	315,265	4.94
Vested	(391,416)	2.30
Forfeited	(67,370)	4.75
Outstanding as of February 29, 2024	237,434	$4.98
As of February 29, 2024, total remaining expense to be recognized related to these awards was $1.0 million and the weighted average remaining recognition period for the unvested awards was 1.4 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted for the nine months ended February 29, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2023	12,465,935	$2.53
Granted	2,278,400	6.81
Vested	(5,920,463)	2.68
Forfeited	(314,575)	2.49
Outstanding as of February 29, 2024	8,509,297	$3.62
As of February 29, 2024, total remaining expense to be recognized related to these awards was $29.6 million and the weighted average remaining recognition period for the unvested awards was 2.0 years.
Public Offering
During the nine months ended February 29, 2024, the Company completed sales of common stock under an "at the market" sale agreement pursuant to which the Company could sell up to $125 million in aggregate proceeds of common stock. The Company sold approximately 18.9 million shares for net proceeds of approximately $121.0 million in total. Commission and legal fees related to the issuance were $0.7 million and $4.0 million for the three and nine months ended February 29, 2024, respectively.
Extinguishment of Noncontrolling Interest
On August 31, 2023, pursuant to the joint venture agreement, the minority partner in 1.21 Gigawatts LLC exercised the option to exchange their interest in the joint venture for approximately 1.5 million shares, or a value of $9.8 million, of the Company’s common stock. The Company is now the sole member of 1.21 Gigawatts LLC and will report all activity as attributable to the Company in future periods.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
8.    Fair Value Measurements
The carrying values of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.
The majority of the Company’s non-financial instruments, which include lease assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur, a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. No such triggering events were identified during the three and nine months ended February 29, 2024.
The Company’s debt outstanding under the AI Bridge Loan (See Note 5 - Related Party Transactions for further discussion) contains an accelerated redemption feature and the Company has elected to measure the entire note at fair value. The Company has not elected to measure its other existing long-term debt instruments at fair value. The Company engaged a third party valuation specialist to assist management in its determination of the fair value of the AI Bridge Loan. Changes in the fair value of debt are disclosed in loss on change in fair value of debt on the condensed consolidated statements of operations.
Fair value of debt is determined on a recurring basis, which results are summarized as follows (in thousands):

		February 29, 2024
Debt instrument	Fair Value Hierarchy	Outstanding Principal	Fair Value
AI Bridge Loan	Level 3	$15,000	$17,612
The fair value of the AI Bridge Loan was estimated using a discounted cash flow method applied to the remaining quarterly payments using a credit-adjusted discount rate calculated based on a risk-free rate derived from the U.S. yield curve for a similar term plus a credit risk adjustment derived from an estimated credit rating of CCC and above and which ranged from 5.31% to 5.71%. The resulting fair value represents a Level 3 fair value measurement.
9.    Leases
The Company enters into leases for equipment, office space and land. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right of use assets and liabilities separately on the balance sheet as their own captions, with the liabilities split between current and long-term, respectively.
Components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating lease cost:
Operating lease expense	$5,203	$82	$8,174	$246
Short-term lease expense	12	118	52	341
Total operating lease cost	5,215	200	8,226	587
Finance lease expense:
Amortization of right-of-use assets(1)	18,350	1,017	34,840	2,051
Interest on lease liabilities	3,253	224	5,994	516
Total finance lease cost	21,603	1,241	40,834	2,567
Variable lease cost	48	—	125	—
Sublease Income	(23)	(23)	(70)	(81)
Total net lease cost	$26,843	$1,418	$49,115	$3,073
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the condensed consolidated statements of operations.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
The following table represents the Company’s future minimum lease payments as of February 29, 2024:

	Operating Leases	Finance Leases	Total
Remainder of FY24	$4,574	$24,119	$28,693
FY25	18,833	96,099	114,932
FY26	19,514	45,220	64,734
FY27	19,868	14	19,882
FY28	20,290	1	20,291
Thereafter	16,029	—	16,029
Total lease payments	99,108	165,453	264,561
Less: imputed interest	(16,825)	(15,212)	(32,037)
Total lease liabilities	82,283	150,241	232,524
Less: Current portion of lease liability	(13,023)	(86,438)	(99,461)
Long-term portion of lease liability	$69,260	$63,803	$133,063
Supplemental cash flow and other information related to leases is as follows:

	Nine Months Ended
	February 29, 2024	February 28, 2023
Weighted-average years remaining (in years):
Finance leases	2.5 years	28.6 years
Operating leases	5.3 years	3.9 years

Weighted-average discount rate:
Finance leases	10.7%	8.0%
Operating leases	7.6%	12.5%
The Company has entered into leases which are executed but not yet commenced with total minimum payments of approximately $120.7 million. The payments are for various leases with terms ranging from 2 years to 6.7 years.
10.    Commitments and Contingencies
Commitments
Energy Contracts
The Company has a minimum commitment of approximately $82.2 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility with a remaining term of approximately 2.9 years as of February 29, 2024.
Construction Contracts
The Company routinely engages with construction vendors for the construction of our facilities. These engagements are governed by contracts containing standard terms and conditions, including certain milestones that obligate the Company to pay as work is completed. In the event of termination of any of these contracts by the Company, the Company would be liable for all work that has been completed or in process, plus any applicable fees. The Company generally has the right to cancel these open purchase orders prior to delivery or terminate the contracts without cause.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its datacenter hosting business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules. The case is in an early stage, and the Court has not appointed a lead plaintiff nor has any class been certified. The Company has not yet responded to the complaint and no response is currently due.
On November 15, 2023, a derivative action was filed in the matter styled, Weich v. Cummins, et al., Case No. A-23-881629-C in the District Court of Clark County, Nevada. The Weich complaint names as defendants certain members of the Company’s Board of Directors and its Chief Executive Officer Wesley Cummins and purports to name chief Financial Officer David Rench as a defendant. The complaint asserts claims for breaches of fiduciary duties, unjust enrichment, and corporate waste against the individual defendants largely based on the same fact allegations as the Securities Lawsuit. On February 27, 2024, the plaintiff filed an amended complaint, asserting the same causes of action against the same defendants as the original complaint. The deadline to file or otherwise respond the amended complaint is April 12, 2024.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
As of February 29, 2024, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
Settlement of Potential Claim
During the second quarter of fiscal year 2024, the Company entered into a settlement agreement with respect to employment-related claims by a former executive. The terms of the settlement included payment to the claimant of $2.3 million, which is included in loss on legal settlement on our condensed consolidated statements of operations.
11.    Business Segments
Revenue by segment (excluding HPC hosting as that segment has no revenue) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Datacenter hosting segment	$37,795	$14,090	$109,720	$33,354
Cloud services segment	5,553	—	12,156	—
Total revenue	$43,348	$14,090	$121,876	$33,354

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
Segment profit (loss) and a reconciliation to net loss before income tax expenses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Segment loss:
Datacenter hosting segment (1)	$(24,443)	$(3,117)	$(4,647)	$(18,218)
Cloud services segment	(21,565)	(741)	(40,694)	(741)
HPC hosting segment	(1,445)	(18)	(3,106)	(18)
Total segment loss	(47,453)	(3,876)	(48,447)	(18,977)
Other (2)	(8,369)	(3,113)	(22,973)	(18,898)
Operating loss	(55,822)	(6,989)	(71,420)	(37,875)
Interest expense, net	4,404	352	8,836	1,061
Loss on change in fair value of related party debt	2,612	—	2,612	—
Loss on debt extinguishment	—	—	2,353	94
Net loss before income tax expenses	$(62,838)	$(7,341)	$(85,221)	$(39,030)
(1)The three and nine months ended February 29, 2024 includes $21.7 million loss on held for sale classification related to the sale of the Garden City facility, as well as $2.8 million of accelerated depreciation and $1.4 million of accelerated amortization related to damaged transformers at the Company’s Ellendale facility that have been rendered obsolete. See Note 13 - Assets Held for Sale and Note 3 - Property and Equipment, respectively, for further discussion of these events.
(2)Other includes corporate related items not allocated to reportable segments.
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Depreciation and amortization:
Datacenter hosting segment	$9,162	$1,904	$16,902	$4,596
Cloud services segment	16,534	13	29,824	13
HPC hosting segment	407	1	717	1
Other (1)	102	8	221	20
Total depreciation and amortization (2)	$26,205	$1,926	$47,664	$4,630
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	February 29, 2024	May 31, 2023
Datacenter hosting segment	$218,698	$224,447
Cloud services segment	297,561	3,127
HPC hosting segment	103,896	10,949
Total segment assets	620,155	238,523
Other (1)	23,013	25,434
Total assets	$643,168	$263,957
(1) Other includes corporate related items not allocated to reportable segments.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
12.    Earnings Per Share
Basic net income (loss) per share (“EPS”) of common stock is computed by dividing a company’s net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if the securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net loss	$(62,838)	$(7,341)	$(85,221)	$(38,750)
Net loss attributable to noncontrolling interest	—	(316)	(397)	(577)
Net loss attributable to Applied Digital Corporation	$(62,838)	$(7,025)	$(84,824)	$(38,173)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(0.52)	$(0.07)	$(0.77)	$(0.41)
Basic and diluted weighted average number of shares outstanding	121,426,622	94,119,944	110,500,556	93,545,687
13.    Assets Held for Sale
During the third quarter of fiscal 2024, the Company’s board approved plans to sell its Garden City facility. As such, the Company determined that the Garden City datacenter hosting facility met the “held for sale” classification as of February 29, 2024. On March 14, 2024, the Company entered into an agreement to sell the facility for a total potential cash consideration of $87.3 million (the “Cash Purchase Price”). As part of the agreement, the Company can earn additional consideration if it is able to assist the buyer in achieving regulatory approval for additional megawatt energization for the Garden City datacenter hosting facility within 120 days after the transaction closing (the “Contingent Amount”).
As such, the associated property, equipment, and lease assets and liabilities have been classified as “held for sale” and the Company recorded a charge of $21.7 million in loss on held for sale classification on its condensed consolidated statements of operations for the three and nine months ended February 29, 2024 to record the asset group at its fair value less costs to sell. The Company has determined that this disposal did not qualify as a discontinued operation as the sale of the Garden City Facility was determined to not be a strategic shift as it does not represent a change in services provided or a change to the Company’s customer base.
Assets and liabilities held for sale as of February 29, 2024 are as follows:

Assets held for sale
Property and equipment, net	$57,260
Finance lease right of use assets	8,109
Total assets held for sale	$65,369

Liabilities held for sale
Current portion of finance lease liability	$3,657
Long-term portion of finance lease liability	4,622
Total liabilities held for sale	$8,279
The Company has calculated the loss on assets held for sale as of February 29, 2024 based on the purchase price agreed upon with Marathon on March 14, 2024. The Company notes that the purchase agreement contains a $34.0 million

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
“holdover” amount that is conditionally owed to the Company if additional energy capacity at the facility receives regulatory approval within 120 days of closing. For purposes of applying the fair value as of February 29, 2024, the Company did not consider achievement of this approval probable, and therefore has not considered any of the holdover amount when calculating the implied purchase price and fair value.
Further, the Company notes that Marathon will release approximately $10.0 million of deferred revenue held by the Company in conjunction with the closing of the agreement. The Company also notes that Marathon will receive all assets related to the facility but is only assuming the ground lease liabilities, and the remaining $5.1 million of equipment lease liabilities are the responsibility of the Company to pay off at closing. Accordingly, the Company has excluded these lease liabilities in its calculation of fair value below. See below for the Company’s calculation of the implied transaction price and fair value and the resulting loss on the classification of assets as held for sale (in thousands):

Assets held for sale
Maximum Purchase Price	$87,329
Less: Conditional Amount	(34,000)
Cash Consideration	53,329
Lease Liabilities Assumed	3,207
Deferred Revenue Released	9,971
Implied Fair Value	66,507
Less: Estimated Costs to Sell	(1,200)
Total fair value less costs to sell	$65,307

Loss calculation
Carrying value of assets held for sale	$87,030
Less: Fair value less costs to sell	65,307
Loss on classification of held for sale	$21,723
14.    Subsequent Events
Cornerstone Bank Loan Funding
On March 1, 2024, the Company received funding under the Cornerstone Bank Loan. The funding, net of issuance fees, totaled $15.7 million. See Note 6 - Debt for further discussion of the Cornerstone Bank Loan.
AI Bridge Loan
Subsequent to the quarter ended February 29, 2024, the Company borrowed the remaining $5 million in funds available under the existing AI Bridge Loan. This additional borrowing brings the total outstanding under the AI Bridge loan to $20.0 million.
On March 27, 2024, concurrent with the Yorkville Promissory Notes, the Company and the Lender entered into a Waiver, Consent and Amendment with respect to certain provisions of the AI Bridge Loan as set forth above (the “Amendment and Waiver”). Pursuant to the terms and conditions of the Amendment and Waiver, (i) the Lender agreed to waive the prepayment obligations of the Company that otherwise would have been triggered upon closing of the PPA and Promissory Notes described below, and (ii) the Company’s obligations with respect to the repayment fee due to the Lender were amended so that upon repayment the Lender would receive an aggregate amount equal to 1.30x the aggregate principal amount funded as loans by the Lender to the Company in accordance with the terms and provisions of the AI Bridge Loan.
Sale of Garden City Facility
On March 14, 2024, APLD – Rattlesnake Den I LLC, a Delaware limited liability company and a subsidiary of the Company, entered into a purchase and sale agreement with Mara Garden City LLC, a Delaware limited liability company

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three and Nine Months Ended February 29, 2024
and a subsidiary of Marathon Digital Holdings, Inc., pursuant to which Rattlesnake Den I LLC agreed to sell to Mara Garden City LLC its datacenter facility located in Garden City, Texas (the “Garden City Transaction”). The Garden City Transaction closed on April 1, 2024.
Yorkville Convertible Notes
On March 27, 2024, the Company entered into a Prepaid Advance Agreement (the “PPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (the “Investor”). In accordance with the terms of the PPA, the Investor has agreed to advance up to $50.0 million to the Company pursuant to two convertible unsecured promissory notes (the “Promissory Notes”). The Company issued the first Promissory Note on March 27, 2024, in the principal amount of $40.0 million, in consideration of a cash payment from the Investor of approximately $38.0 million, representing a five percent original issue discount. The second Promissory Note will be issued in the principal amount of $10.0 million, less a five percent original issue discount, within two trading days after a resale registration statement relating to the shares of common stock underlying the Promissory Notes is declared effective. The Promissory Notes are convertible into shares of the Company’s common stock, which have a par value of $0.001 per share.

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
Business Overview
We are a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers in the high-performance compute hosting (“HPC hosting”), cloud services (“Cloud services”), and datacenter hosting (“Datacenter hosting”) industries.
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
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Our critical accounting policies and estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q.
Business Update
Datacenter Hosting
Our Datacenter hosting business operates datacenters to provide energized space to crypto mining customers.
The Company’s 100 MW facility in Jamestown, North Dakota operated at full capacity during the quarter ended February 29, 2024; however, the Company’s 180 MW facility in Ellendale, North Dakota experienced a power outage starting in January. In response to these challenges, our utility provider installed transformers to enable us to selectively power-down the affected portions of our site. Upon re-energization we have determined the failures were due to transformers not meeting industry standards. The Company has successfully procured new transformers and related components from North American manufacturers. As of the date of this report, the Ellendale facility has begun energization and has been re-energized to approximately 14% of its full capacity, or 25 MW. In addition, the Company anticipates that as new transformers are received and installed, the Ellendale facility will target operating capacity of approximately 65%-75% of full capacity by the end of May 2024.
During the quarter ended February 29, 2024, the Company increased its energy capacity at its 200 MW Garden City, Texas facility up to 132 MW. As of February 29, 2024, the Company determined the Garden City facility met the criteria for classification as held for sale. On March 14, 2024, the Company entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Mara Garden City LLC, a Delaware limited liability company and a subsidiary of Marathon Digital Holdings, Inc. (“Marathon”), pursuant to which the Company and related subsidiaries agreed to sell to Mara Garden City LLC the Garden City hosting facility (“the Transaction”) for total cash consideration of up to of $87.3 million. The Company will also receive approximately $10.0 million in additional consideration at the closing of the Transaction (the “Closing”) in connection with the surrender of certain of Marathon’s revenue prepayments under its existing service agreements with the Company. The Company recognized a loss of approximately $21.7 million in connection with the classification of assets held for sale to recognize the assets at fair value less costs to sell, which was less than the asset’s carrying value at February 29, 2024.

The Purchase and Sale Agreement contains customary representations and warranties made by the parties, covenants and agreements, and Closing conditions and post-Closing obligations. In addition, in the event the full intended additional megawatt energization for the Facility is not conditionally approved by the applicable regulatory authority within 120 days of the Closing, the total cash consideration is subject to a reduction of up to $34.0 million, depending on the amount of the additional megawatt energization that is not conditionally approved.
Cloud Services
Applied Digital’s Cloud Services business provides high-performance computing power for artificial intelligence and machine learning applications. The Company continues to seek and sign additional customers and the pipeline remains robust. Near the end of the quarter, equipment began generating revenue, which the Company expects will make a positive impact on the financial performance of this segment in the fiscal fourth quarter.
HPC Hosting
Applied Digital’s HPC hosting business designs, builds, and operates next-generation data centers, which are designed to provide massive computing power and support high-performance computing applications within a cost-effective model. During the fiscal second quarter, the Company broke ground on its first 100 MW high-performance compute facility in Ellendale, North Dakota. The new 342,000-square-foot building will provide ultra-low cost and highly efficient liquid-cooled infrastructure for HPC applications.
The Company has entered into exclusivity and executed an letter of intent with a US-based hyperscaler for a 400 MW capacity lease, inclusive of our current 100 MW facility and two forthcoming buildings in Ellendale, North Dakota. The Company is in advanced discussions with traditional financing counterparties for this investment-grade tenant. The exclusive negotiation period with the initial HPC anchor tenant identified for our Ellendale campus expired at the end of March.

Results of Operations
Comparative Results for the Three and Nine Months Ended February 29, 2024 and February 28, 2023:
The following table sets forth key components of the results of operations (in thousands) during the three and nine months ended February 29, 2024 and February 28, 2023.

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenues
Revenue	$40,284	$10,054	$110,993	$23,139
Related party revenue	3,064	4,036	10,883	10,215
Total revenue	43,348	14,090	121,876	33,354
Costs and expenses:
Cost of revenues (1)	47,061	10,533	102,051	28,450
Selling, general and administrative (2)	30,386	10,546	67,142	42,779
Loss on classification as held for sale	21,723	—	21,723	—
Loss from legal settlement	—	—	2,380	—
Total costs and expenses	99,170	21,079	193,296	71,229
Operating loss	(55,822)	(6,989)	(71,420)	(37,875)
Interest expense, net (3)	4,404	352	8,836	1,061
Loss on change in fair value of related party debt	2,612	—	2,612	—
Loss on extinguishment of debt (4)	—	—	2,353	94
Net loss before income tax expenses	(62,838)	(7,341)	(85,221)	(39,030)
Income tax benefit	—	—	—	(280)
Net loss	(62,838)	(7,341)	(85,221)	(38,750)
Net loss attributable to noncontrolling interest	—	(316)	(397)	(577)
Net loss attributable to Applied Digital Corporation	$(62,838)	$(7,025)	$(84,824)	$(38,173)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(0.52)	$(0.07)	$(0.77)	$(0.41)
Basic and diluted weighted average number of shares outstanding	121,426,622	94,119,944	110,500,556	93,545,687

Adjusted Amounts (5)
Adjusted operating loss	$(24,507)	$(1,017)	$(26,021)	$(7,613)
Adjusted operating margin	(57)%	(7)%	(21)%	(23)%
Adjusted net loss	$(28,911)	$(1,401)	$(34,857)	$(8,552)
Adjusted net loss per diluted share	$(0.24)	$(0.01)	$(0.32)	$(0.09)
Other Financial Data (5)
EBITDA	$(32,230)	$(5,062)	$(28,721)	$(33,338)
as a percentage of revenues	(74)%	(36)%	(24)%	(100)%
Adjusted EBITDA	$(2,346)	$909	$17,423	$(3,076)
as a percentage of revenues	(5)%	6%	14%	(9)%
(1)Includes cost of revenues attributable to related party revenues of $2.5 million and $3.1 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $6.6 million and $8.8 million for the nine months ended February 29, 2024 and February 28, 2023, respectively.
(2)Includes related party selling, general and administrative expense of $0.1 million and $0.5 million for the three and nine months ended February 29, 2024, respectively. There was no related party selling, general and administrative expense incurred during the three and nine months ended February 28, 2023.

(3)Includes related party interest expense of $0.2 million and $0.8 million for the three months ended and nine months ended February 29, 2024, respectively. There was no related party debt issued during three and nine months ended February 28, 2023 and as such, no interest expense was incurred related to related party debt.
(4)Amounts included in the nine months ended February 29, 2024 are related to the extinguishment of related party debt.
(5)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of MD&A.
Commentary on Results of Operations Comparative Results for the Three Months Ended February 29, 2024 compared to the Three Months Ended February 28, 2023
Revenue
Revenue increased $30.2 million, or 301%, from $10.1 million for the three months ended February 28, 2023 to $40.3 million for the three months ended February 29, 2024 driven by increased capacity across the Company’s three Datacenter hosting facilities between periods as well as the Company recognizing revenue under its Cloud services segment during the three months ended February 29, 2024 due to the launch of the service during the current fiscal year.
Related party revenue decreased $.9 million, or 24%, from $4.0 million for the three months ended February 28, 2023 to $3.1 million for the three months ended February 29, 2024 driven by reduced uptime and pricing compared to the prior year comparable period.
Cost of revenues
Cost of revenues increased $36.5 million, or 347%, from $10.5 million for the three months ended February 28, 2023 to $47.1 million for the three months ended February 29, 2024. The increase was primarily driven by the growth in the business as more facilities were energized and as additional services were provided to customers compared to the three months ended February 28, 2023. The change in cost of revenues is categorized as follows:
•approximately $18.3 million increase in energy costs used to generate revenue;
•approximately $13.8 million increase in depreciation and amortization expense due to an increase in owned and leased assets in-service directly supporting revenue;
•approximately $2.0 million increase in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount supporting revenue;
•approximately $1.2 million increase in lease and related expenses for the use of datacenter space to support the Company’s cloud services business; and
•approximately $1.2 million increase in other expenses directly attributable to generating revenue.
Selling, general and administrative expense
Selling, general and administrative expense increased $19.9 million, or 188%, from $10.5 million for the three months ended February 28, 2023 to $30.4 million for the three months ended February 29, 2024. The increase was primarily due to the overall growth in the business. The change in selling, general and administrative expense is categorized as follows:
•approximately $10.4 million increase in depreciation and amortization expense due to an increase in owned and leased assets that are not currently being used to generate revenue;
•approximately $4.5 million increase in lease and related expenses for datacenter space not yet being used to generate revenue;
•approximately $3.9 million increase in professional service expenses incurred related to legal services provided on discrete transactions and projects as well as general support of the business;
•approximately $0.7 million increase in other selling, general, and administrative expenses such as insurance premiums and computer and software expenses; and
•approximately $0.3 million increase in personnel expense to support the growth of the business.
Loss on classification of held for sale
Loss on classification of held for sale was $21.7 million for the three months ended February 29, 2024 due to the write down of the Garden City assets to their fair market value as a result of the planned sale of that facility. There were no such losses recorded in the prior year comparative period.

Interest expense, net
Interest expense, net increased $4.1 million, or 1151%, from $0.4 million for the three months ended February 28, 2023 to $4.4 million for the three months ended February 29, 2024. The increase was driven by an increase in finance leases and interest-bearing loans between periods.
Loss on change in fair value of related party debt
Loss on change in fair value of related party debt was $2.6 million for the three months ended February 29, 2024 due to the valuation associated with the Company’s borrowings under the AI Bridge Loan. There were no such losses recorded in the prior year comparative period.
Commentary on Results of Operations Comparative Results for the Nine Months Ended February 29, 2024 compared to the Nine Months Ended February 28, 2023
Revenues
Revenue increased $87.9 million, or 380%, from $23.1 million for the nine months ended February 28, 2023 to $111.0 million for the nine months ended February 29, 2024 driven by increased capacity across the Company’s three Datacenter hosting facilities between periods as well as the Company recognizing revenue under its Cloud services segment due to the launch of the service during the current fiscal year.
Related party revenue increased $0.7 million, or 7%, from $10.2 million for the nine months ended February 28, 2023 to $10.9 million for the nine months ended February 29, 2024 driven by increased uptime at the Company’s Jamestown, North Dakota facility throughout the period.
Cost of revenues
Cost of revenues increased by $73.6 million, or 259%, from $28.4 million for the nine months ended February 28, 2023 to $102.1 million for the nine months ended February 29, 2024. The increase was primarily driven by the growth in the business as more facilities were energized and more services were provided to customers compared to the nine months ended February 28, 2023. The changes in cost of revenues are categorized as follows:
•approximately $39.3 million increase in energy costs used to generate revenue;
•approximately $24.8 million increase in depreciation and amortization expense due to an increase in owned and leased assets directly supporting revenue;
•approximately $5.0 million increase in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount supporting revenue;
•approximately $2.7 million increase in lease and related expenses for the use of datacenter space to support the Company’s cloud services business; and
•approximately $1.9 million increase in other expenses directly attributable to generating revenue.
Selling, general and administrative expense
Selling, general and administrative expense increased by $24.4 million, or 57%, from $42.8 million for the nine months ended February 28, 2023 to $67.1 million for the nine months ended February 29, 2024. The increase was primarily due to the overall growth in the business. The change in selling, general and administrative expense is categorized as follows:
•approximately $18.3 million increase in depreciation and amortization expense due to an increase in owned and leased assets that are not currently being used to generate revenue;
•approximately $6.6 million increase in other expenses such as operating leases expense for datacenter space not yet being used to generate revenue;
•approximately $4.6 million increase in professional service expenses related to legal services provided on discrete transactions and projects as well as general support of the business; and
•approximately $3.6 million increase in other selling, general, and administrative expense such as insurance premiums and computer and software expenses.
This increase was partially offset by a decrease of approximately $8.6 million in personnel expenses largely driven by a decrease stock-based compensation expense, as the Company recognized a cumulative catch-up in stock-based compensation expense in the comparative period upon the Company’s registration statement for the award shares being declared effective.

Loss on classification of held for sale
Loss on classification of held for sale was $21.7 million for the nine months ended February 29, 2024 due to the write down of the Garden City assets to their fair market value as part of the planned sale of that facility. There were no such losses recorded in the prior year comparative period.
Loss from Legal Settlement
Loss from legal settlement was $2.4 million for the nine months ended February 29, 2024 primarily due to a settlement agreement entered into by the Company in respect to employment-related claims by a former executive. The terms of the settlement include payment to the claimant of $2.3 million. There were no such losses recorded in the prior year comparative period.
Interest expense, net
Interest expense, net increased $7.8 million, or 733% , from $1.1 million for the nine months ended February 28, 2023 to $8.8 million for the nine months ended February 29, 2024 driven by increases in finance leases and debt obligations between periods.
Loss on change in fair value of related party debt
Loss on change in fair value of related party debt was $2.6 million for the nine months ended February 29, 2024 due to the valuation associated with the Company’s borrowings under the AI Bridge Loan. There were no such losses recorded in the prior year comparative period.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $2.3 million, or 2401%, from $0.1 million for the nine months ended February 28, 2023 to $2.4 million for the nine months ended February 29, 2024. The increase was driven by the termination fees to extinguish the B. Riley related party loan during the nine months ended February 29, 2024.
Income tax benefit
Income tax benefit decreased $0.3 million or 100% from a $0.3 million benefit for the nine months ended February 28, 2023 to zero for the nine months ended February 29, 2024. This change was driven by a change in valuation allowance for the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023.
Comparative Segment Data for the Three and Nine Months Ended February 29, 2024 and February 28, 2023:
The following table sets forth the Company’s operating profit for each of our segments for the three and nine months ended February 29, 2024 and February 28, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Segment loss:
Datacenter hosting segment	(24,443)	(3,117)	(4,647)	(18,218)
Cloud services segment	$(21,565)	$(741)	$(40,694)	$(741)
HPC hosting segment	(1,445)	(18)	(3,106)	(18)
Total segment loss	$(47,453)	$(3,876)	$(48,447)	$(18,977)
Commentary on Segment Data Comparative Results for the Three Months Ended February 29, 2024 compared to the Three Months Ended February 28, 2023
Datacenter Hosting Segment
Operating Loss
Datacenter hosting operating loss increased $21.3 million, or 684% from a loss of $3.1 million for the three months ended February 28, 2023 to a loss of $24.4 million for the three months ended February 29, 2024. The change was primarily driven by the loss on classification of held for sale which the Company recognized in association with the planned sale of the Garden City facility, as well as accelerated depreciation and amortization recognized in relation to outage incidents at the Ellendale, North Dakota facility. This loss was partially offset by an increase in MW capacity across the Company’s three Datacenter hosting facilities during the three months ended February 29, 2024, compared to operations only at the Company’s Jamestown facility during the the three months ended February 28, 2023, as well as a decrease in stock-based compensation between the periods.
Cloud Services Segment
Operating Loss
Cloud services operating loss increased $20.8 million, from a loss of $0.7 million for the three months ended February 28, 2023 to a loss of $21.6 million for the three months ended February 29, 2024 primarily driven by amortization expense on finance leases on computing equipment, occupancy costs from operating leases, and an increase stock-based compensation expense attributable to the segment as the Company ramps up its Cloud services operations.
HPC Hosting Segment
Operating Loss
HPC hosting operating loss increased $1.4 million, or 7928% from a loss of $18 thousand to a loss of $1.4 million. The loss was largely comprised of stock-based compensation expense, payroll, and amortization expense related to finance leases as the Company ramps up its HPC hosting operations.
Commentary on Segment Data Comparative Results for the Nine Months Ended February 29, 2024 compared to the Nine Months Ended February 28, 2023
Datacenter Hosting Segment
Operating Loss
Datacenter hosting operating loss decreased $13.6 million, or 74% from a loss of $18.2 million for the nine months ended February 28, 2023 to a loss of $4.6 million for the nine months ended February 29, 2024. The change was driven by a full nine months of operations at our Ellendale, North Dakota facility as well as the Garden City facility beginning revenue generation during the second quarter of fiscal year 2024, as well as a decrease in stock-based compensation between the periods. These changes were partially offset by the loss on classification of held for sale which the Company recognized in association with the sale of the Garden City facility, and by accelerated depreciation and amortization in relation to outage incidents at the Ellendale, North Dakota facility.
Cloud Services Segment
Operating Loss
Cloud services operating loss increased $40.0 million, from a loss of $0.7 million for the nine months ended February 28, 2023 to a loss of $40.7 million for the nine months ended February 29, 2024 primarily due to amortization expense on finance leases on computing equipment, occupancy costs from operating leases, and stock-based compensation expense as the Company ramps up its Cloud services operations.
HPC Hosting Segment
Operating Loss
HPC hosting operating loss increased $3.1 million, or 17156% from a loss of $18 thousand to loss of $3.1 million. The loss was largely comprised of stock-based compensation expense, payroll, and amortization expense related to finance leases as the Company ramps up its HPC hosting operations.
Non-GAAP Measures
To supplement our consolidated financial statements presented under GAAP, we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations by providing perspective on results absent one-time or significant non-cash items. We utilize these measures in the business planning process to understand expected operating performance and to evaluate results against those expectations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results regarding factors and trends affecting our business and provide a reasonable basis for comparing our ongoing results of operations.
These non-GAAP financial measures are provided as supplemental measures to the Company’s performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Further, these non-GAAP measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this Quarterly Report on Form 10-Q have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate the Company’s business.
Change in Presentation
Beginning in the third quarter of 2024, the Company updated its presentation of non-GAAP measures. As a result of this updated presentation, the Company no longer excludes start-up costs as an adjustment to Operating loss, Net loss, or EBITDA in our calculation of Adjusted operating loss, Adjusted net loss, Adjusted net loss per diluted share, and Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted net loss, and Adjusted net loss per diluted share are non-GAAP measures and are defined below.
Adjusted Operating Loss, Adjusted Net Loss, and Adjusted Net Loss per Diluted Share
“Adjusted Operating Loss” and “Adjusted Net Loss” are non-GAAP measures that represent operating loss and net loss, respectively, excluding stock-based compensation, litigation expenses, non-recurring professional service costs, non-recurring research and development costs, loss on classification of held for sale, loss on abandonment of assets, and loss on legal settlement. Adjusted net loss is further adjusted for the loss on the change in fair value of related party debt and the loss on extinguishment of debt. We define “Adjusted Net Loss per Diluted Share” as Adjusted net loss divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, litigation expenses, non-recurring professional service costs, non-recurring research and development costs, loss on classification of of held for sale, loss on abandonment of assets, loss on the change in fair value of related party debt, loss of extinguishment of debt, and loss on legal settlement.

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended		Nine Months Ended
$ in thousands	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Adjusted operating loss
Operating loss (GAAP)	$(55,822)	$(6,989)	$(71,420)	$(37,875)
Stock-based compensation	3,194	4,480	13,634	26,878
Non-recurring professional service costs (a)	2,355	365	3,442	1,437
Non-recurring research and development costs (b)	—	778	—	893
Loss on classification as held for sale	21,723	—	21,723	—
Accelerated depreciation and amortization (c)	4,043	—	4,220	—
Loss on legal settlement	—	—	2,380	—
Other non-recurring costs (d)	—	349	—	1,054
Adjusted operating loss (Non-GAAP)	$(24,507)	$(1,017)	$(26,021)	$(7,613)
Adjusted operating margin	(57)%	(7)%	(21)%	(23)%

Adjusted net loss
Net loss (GAAP)	$(62,838)	$(7,341)	$(85,221)	$(38,750)
Stock-based compensation	3,194	4,480	13,634	26,878
Non-recurring professional service costs (a)	2,355	365	3,442	1,437
Non-recurring research and development costs (b)	—	778	—	893
Loss on classification as held for sale	21,723	—	21,723	—
Accelerated depreciation and amortization (c)	4,043	—	4,220	—
Loss on change in fair value of related party debt	2,612	—	2,612	—
Loss on extinguishment of debt	—	—	2,353	94
Loss on legal settlement	—	—	2,380	—
Other non-recurring costs (d)	—	317	—	896
Adjusted net loss (Non-GAAP)	$(28,911)	$(1,401)	$(34,857)	$(8,552)
Adjusted net loss per diluted share (Non-GAAP)	$(0.24)	$(0.01)	$(0.32)	$(0.09)

EBITDA and Adjusted EBITDA
Net loss (GAAP)	$(62,838)	$(7,341)	$(85,221)	$(38,750)
Interest expense, net	4,404	352	8,836	1,061
Income tax benefit	—	—	—	(280)
Depreciation and amortization (c)	26,204	1,927	47,664	4,631
EBITDA (Non-GAAP)	$(32,230)	$(5,062)	$(28,721)	$(33,338)
Stock-based compensation	3,194	4,480	13,634	26,878
Non-recurring professional service costs (a)	2,355	365	3,442	1,437
Non-recurring research and development costs (b)	—	778	—	893
Loss on classification as held for sale	21,723	—	21,723	—
Loss on change in fair value of related party debt	2,612	—	2,612	—
Loss on extinguishment of debt	—	—	2,353	94
Loss on legal settlement	—	—	2,380	—
Other non-recurring costs (d)	—	348	—	960
Adjusted EBITDA (Non-GAAP)	$(2,346)	$909	$17,423	$(3,076)
(a)Non-recurring professional service costs represents legal, accounting, and consulting services costs related to discrete transactions and projects, as well as legal fees associated with the Company’s defense of class action lawsuits and legal fees related to matters with certain former employees. The Company does not expect to incur these expenses on a regular basis.

(b)Non-recurring research and development costs represents specific research and development activities related to the Company’s business expansion that the Company does not expect to incur on a regular basis.
(c)Accelerated depreciation and amortization represents the acceleration of expense related to transformers that were abandoned by the Company due to operational failure or other reasons. Depreciation and amortization in this amount is included in Depreciation and Amortization expense within the Company’s calculation of EBITDA, and therefore is not added back as a management adjustment in the Company’s calculation Adjusted EBITDA.
(d)Other non-recurring costs represent expenses that are not representative of the Company’s expected ongoing costs.
Sources of Liquidity
As of February 29, 2024, the Company had unrestricted cash and cash equivalents of $4.4 million and negative working capital of $243.5 million, inclusive of assets held for sale. Historically the Company has incurred losses and has relied on equity and debt financings to fund its operations. We have primarily generated cash in the last 12 months from the proceeds of our term and related party loans, issuance of common stock, and the receipt of contractual deposits and revenue payments from customers.
See Note 5 - Related Party Transactions and Note 6 - Debt in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term and related party loans.
On June 27, 2023, the Company began issuing and selling common stock under an "at the market" sales agreement, with Craig-Hallum Capital, pursuant to which the Company may sell up to $125 million in aggregate proceeds from sales of common stock. During the nine months ended February 29, 2024, the Company sold approximately 18.9 million shares in total. Net proceeds, less commission and legal fees of approximately $4.0 million, were approximately $121.0 million. The at the market offering was completed in December 2023.
On March 14, 2024, APLD – Rattlesnake Den I LLC, a Delaware limited liability company and a subsidiary of the Company, entered into a purchase and sale agreement with Mara Garden City LLC, a Delaware limited liability company and a subsidiary of Marathon Digital Holdings, Inc., pursuant to which Rattlesnake Den I agreed to sell to Mara Garden City LLC its datacenter facility located in Garden City, Texas. The Garden City Transaction closed on April 1, 2024 and the Company received net cash proceeds of approximately $61.1 million.
During the nine months ended February 29, 2024, we received $129.0 million in payments for future datacenter hosting services.
Further, during March 2024, the Company received funding under the Cornerstone Bank Loan. The funding, net of issuance fees, totaled $15.7 million. See Note 6 - Debt for further discussion of the Cornerstone Bank Loan.
Funding Requirements
We have experienced net losses through the period ended February 29, 2024. Our transition to profitability is dependent on the successful operation of our three lines of business.
The Company expects to have sufficient liquidity, including cash on hand, payments from customers, access to debt financing, and access to public capital markets, to support ongoing operations. We believe these activities will be sufficient to meet our working capital needs for at least the next 12 months and all of the Company’s known requirements and plans for cash. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations. We believe that the significant investments in property and equipment will remain throughout fiscal year 2025 as we continue construction of our HPC hosting facilities and acquire assets to support our Cloud services business.

Summary of Cash Flows
The following table provides information about the Company’s net cash flow for the nine months ended February 29, 2024 and February 28, 2023, respectively.

	Nine Months Ended
$ in thousands	February 29, 2024	February 28, 2023
Net cash provided by operating activities	$47,896	$54,144
Net cash used in investing activities	(122,518)	(96,314)
Net cash provided by financing activities	72,028	18,792
Net decrease in cash and cash equivalents	(2,594)	(23,378)
Cash, cash equivalents, and restricted cash at beginning of year	43,574	46,299
Cash, cash equivalents, and restricted cash at end of period	$40,980	$22,921
Commentary on the change in cash flows between the Nine Months Ended February 29, 2024 and Nine Months Ended February 28, 2023
Operating Activities
The net cash provided by operating activities decreased by $6.2 million, or 12%, from $54.1 million for the nine months ended February 28, 2023 to $47.9 million for the nine months ended February 29, 2024. The primary reasons for the change were a decrease in revenue prepayments received relative to revenue earned during the nine months ended February 29, 2024 as well as an increase in payments associated with our operating leases, partially offset by a large increase in accounts payable.
Investing Activities
The net cash used in investing activities increased by $26.2 million, from $96.3 million for the nine months ended February 28, 2023 to $122.5 million for the nine months ended February 29, 2024. The primary reason for the change was an increase in lease prepayments made for leases on hosting equipment to support the Company’s Cloud services business during the nine months ended February 29, 2024.This increase was partially offset by a decrease in investments in property and equipment during the nine months ended February 29, 2024 as the Company’s payments in the comparative periods for construction of the Ellendale, North Dakota and Garden City, Texas datacenter hosting facilities outpaced current period construction payments for the Garden City hosting facility and the Company’s HPC datacenters.
Financing Activities
The net cash provided by financing activities increased by $53.2 million, or 283%, from $18.8 million for the nine months ended February 28, 2023 to $72.0 million for the nine months ended February 29, 2024. The primary reasons for the change was the receipt of net proceeds from the Company’s common stock offering and the increase in related party debt proceeds, which were partially offset by an increase in debt repayments and an increase in finance lease payments during the nine months ended February 29, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
2.implementation of specific controls to effectively identify related party relationship and disclose the related transactions in our financial statements;
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above that are in process, that occurred during the three months ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Datacenter hosting business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules. The case is in an early stage, and the Court has not appointed a lead plaintiff nor has any class been certified. The Company has not yet responded to the complaint and no response is currently due. At this time, the Company is unable to estimate potential losses, if any, related to this action. While it is not possible to predict the outcome of these matters with certainty, we do not currently expect this action to have a material adverse effect on our results of operations or financial position. However, this matter is subject to uncertainties, and we could ultimately incur judgments or enter into settlements of claims that could have a material adverse effect our financial position, results of operations or cash flows.
On November 15, 2023, a derivative action was filed in the matter styled, Weich v. Cummins, et al., Case No. A-23-881629-C in the District Court of Clark County, Nevada. The Weich complaint names as defendants certain members of the Company’s Board of Directors and its Chief Executive Officer Wesley Cummins and purports to name chief Financial Officer David Rench as a defendant. The complaint asserts claims for breaches of fiduciary duties, unjust enrichment, and corporate waste against the individual defendants largely based on the same fact allegations as the Securities Lawsuit. On February 27, 2024, the plaintiff filed an amended complaint, asserting the same causes of action against the same defendants as the original complaint. The deadline to file or otherwise respond to the amended complaint is April 12, 2024. At this time, the Company is unable to estimate potential losses, if any, related to this action. While it is not possible to predict the outcome of these matters with certainty, we do not currently expect the results of this action to have a material adverse effect on our results of operations or financial position. However, this matter is subject to uncertainties, and we could incur judgments or enter into settlements of claims that could have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
The Company is providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023.
We rely on third parties to manufacture the equipment and infrastructure we rely on, and if they are unable to do so on a timely basis or to satisfactory technical standards, our business could be materially adversely affected.
We rely on third-party companies to provide equipment required for our business, including but not limited to electrical infrastructure for all of our businesses and GPUs for our HPC hosting business. The manufacture and testing of these items are not within our control, and there are limited sources for such items. If any of the equipment or infrastructure we purchase and rely on are not timely available to us or are found to be unreliable or sub-standard, we may not be able to provide the services we have contracted to provide to our customers, which could have a material adverse effect on our business.
If we fail to maintain the efficiency of our supply chain, our business could be materially adversely affected.
Our ability to meet customer demand for our products depends, in part, on our ability to deliver the services our customers seek from us on a timely basis. Accordingly, we rely on our supply chain for the timely availability of our facilities and, in some cases, equipment, to our customers. As we continue to grow our business and our facilities, expand to high-growth adjacent markets, acquire new customers and strengthen relationships with existing customers, our need to provide active and available facilities to our customers will rely on our ability to procure necessary infrastructure and equipment in relevant time-frames. If we are unable to do so, our customers may seek other providers, which could have a material adverse effect on our business.
Maintaining key supplier relationships is crucial to our business operations, as we rely on these partnerships to secure essential computing hardware, infrastructure components, and other materials. The complexity of developing high-performance computing and cloud services hardware at scale limits the number of suppliers capable of meeting our requirements. Consequently, we have established purchase orders with leading hardware manufacturers, which include extended delivery schedules spanning several months before the hardware is delivered to our facilities. These fluctuations in delivery timelines necessitate careful planning and advanced purchasing strategies to ensure we can acquire hardware well in advance of their anticipated deployment.
The development of our Ellendale, North Dakota facility demands significant quantities of electrical infrastructure components and construction raw material. To facilitate the deployment of hardware at scale and on accelerated timelines, we proactively procure these materials from our suppliers in sufficient quantities. To mitigate potential supply chain disruptions and ensure the smooth operation of our facilities, we have established long-term contracts and agreements with key suppliers. These arrangements provide us with greater certainty regarding the availability and pricing of essential components and materials. Furthermore, we continuously monitor market trends and maintain open lines of communication with our suppliers to anticipate and address any potential supply chain challenges that may arise. However, in spite of our attempts to anticipate and mitigate such issues, there can be no assurance that disruptions will not arise, which could adversely affect our business and financial results.
Regulatory Developments May Impact our Business
The regulatory landscape surrounding high-performance computing, artificial intelligence (“AI”), and blockchain hosting services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may significantly impact on our business and operations in ways that are difficult to predict.
There are growing concerns about the ethical implications and potential misuse of the growing AI technologies and the AI landscape is facing challenges and uncertainties. The development of more advanced AI systems, such as large language models and generative AI, has raised concerns about potential misuse, bias, and the displacement of human workers. Governments and regulatory bodies are considering measures to ensure responsible development and deployment of AI systems, including guidelines for transparency, accountability, and fairness. In recent years, crypto mining has received increased attention from regulators with respect to technical and financial aspects of this industry. We expect that regulatory efforts in this area will continue to evolve and potentially impact our business.
As a company operating at the intersection of HPC, AI, and Blockchain hosting services, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We continue to monitor legislative and regulatory developments closely and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. However, there can be no assurance that our business will not be adversely impacted by future developments.
The continuing commoditization of HPC hardware and software has resulted in increased pricing pressure and may adversely affect our operating results.
The continuing commoditization of HPC hardware, such as processors, interconnects, flash storage and other infrastructure, and the growing commoditization of software, including plentiful building blocks and more capable open source software, as well as the potential for integration of differentiated technology into already-commoditized components, has resulted in, and may result in increased pricing pressure that may cause us to reduce our pricing in order to remain competitive, which can negatively impact our gross margins and adversely affect our operating results.
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

APPLIED DIGITAL CORPORATION

Date:	April 11, 2024	By:	/s/ Wesley Cummins
Wesley Cummins Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 11, 2024	By:	/s/ David Rench
David Rench Chief Financial Officer (Principal Financial Officer)