Form 10-K
period 2024-05-31
Applied Digital Corp.
filed 2024-08-30
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $399.2 million, based on the closing price of the registrant’s common stock on November 30, 2023, as reported on the Nasdaq Global Select Market. Shares of the registrant’s common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 157,438,246 shares of common stock as of August 27, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I
FORWARD LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions, or state other “forward-looking” information.
These statements are based on our management’s beliefs and assumptions, which are based on currently available information. Our actual results, and the assumptions on which we relied, could prove materially different from our expectations. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. There are a number of important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:
•our ability to complete construction of the Ellendale HPC data center;
•availability of financing to continue to grow our business;
•labor and other workforce shortages and challenges;
•power or other supply disruptions and equipment failures;
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
You should carefully review the risks described in Item 1A of this Annual Report on Form 10-K, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition, or cash flows.
Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. These risks and others described under the section “Risk Factors” below are not exhaustive.
Item 1. Business
Overview
Our Business
We are a United States ("U.S.") designer, developer, and operator of next-generation digital infrastructure across North America. We provide digital infrastructure solutions and cloud services to the rapidly growing industries of High-Performance Computing ("HPC") and Artificial Intelligence ("AI"). We operate in three distinct business segments, including, Blockchain data center hosting (the "Data Center Hosting Business"), cloud services through a wholly owned subsidiary (the "Cloud Services Business") and HPC data center hosting (the "HPC Hosting Business"), as further discussed below.
We completed our initial public offering in April 2022 and our common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on April 13, 2022. In November 2022, we changed our name from Applied Blockchain, Inc. to Applied Digital Corporation.
Data Center Hosting Business
Our Data Center Hosting Business provides energized infrastructure services to crypto mining customers. Our custom-designed data centers allow customers to rent space based on their power requirements. We currently serve seven crypto mining customers, all of which have entered into contracts with us ranging from three to five years. This business segment accounts for the majority of the revenue we generate from our operations (approximately 83% for the fiscal year ended May 31, 2024).
We currently operate sites in Jamestown and Ellendale, North Dakota, with a total hosting capacity of approximately 286 MW:
•Jamestown, North Dakota: 106 MW facility.
•Ellendale, North Dakota: 180 MW facility.
In March 2021, we executed a strategy planning and portfolio advisory services agreement (the "Services Agreement") with GMR Limited, a British Virgin Island limited liability company ("GMR"), Xsquared Holding Limited, a British Virgin Island limited liability company ("SparkPool") and Valuefinder, a British Virgin Islands limited liability company ("Valuefinder" and, together with GMR and SparkPool, the "Service Provider(s)"). Under the Services Agreement, the Service Providers agreed to provide crypto asset mining management and analysis and assist us in securing difficult-to-obtain mining equipment. Under the terms of the Services Agreement, we issued 7,440,148 shares of our common stock to each of GMR and SparkPool and 3,156,426 shares of our common stock to Valuefinder. In June 2022, SparkPool ceased all operations and forfeited 4,965,432 shares of our common stock back to us.
In March 2022, we decided to terminate our crypto mining operations, shifting our focus and our business strategy to developing the HPC Hosting Business and our other two business segments (including the Data Center Hosting Business). Each Service Provider advised us concerning the design and buildout of our hosting operations. We continue to partner with GMR, and other providers as they remain our strategic equity investors. Our partners have strong relationships across the cryptocurrency ecosystem, which we may leverage to identify leads for the expansion of our operations and business segments.
Compared to our previous mining operations, co-hosting revenues are less subject to volatility related to the underlying crypto-asset markets. We have a contractual ceiling for our energy costs through our Amended and Restated Electric Service Agreement, entered into in September 2023 with a utility in the upper Midwest (the "Electric Service Agreement"). One of the main benefits of the Electric Service Agreement is the low cost of power for mining. Even before the recently imposed crypto mining restrictions in China, power capacity available for Bitcoin mining was scarce, especially at scalable sites with over 100 MW of potential capacity. This scarcity of mining power allows us to realize attractive hosting rates in the current market. The Electric Service Agreement has also enabled us to launch our hosting business with long-term customer contracts.
In March 2024, we announced that we entered into a definitive agreement to sell our 200 MW campus in Garden City, TX, to Mara Garden City LLC, a Delaware limited liability company and subsidiary of Marathon Digital Holdings (Nasdaq: MARA). We completed the sale transaction on April 1, 2024.
Cloud Services Business
We officially launched our Cloud Services Business in May 2023. We operate our Cloud Services Business through our wholly owned subsidiary, Applied Digital Cloud Corporation ("Applied Digital Cloud"), which provides cloud services to customers, such as AI and machine learning developers. Our Cloud Services Business specializes in providing GPU computing solutions to empower customers in executing critical workloads related to AI, machine learning ("ML"), rendering, and other HPC tasks. Our managed hosting cloud service allows customers to sign service contracts, utilizing our Company-provided equipment for seamless and cost-effective operations.
We are rolling out multiple GPU clusters, each comprising 1,024 GPUs, which are available for lease by our customers. Additionally, we have secured contracts with colocation service providers to ensure secure space and energy for our hosting services. Our strategy is to utilize a blend of third-party colocation and our own HPC data centers to deliver cloud services to our customers.
We currently rely on a few major suppliers for our products in this business segment: NVIDIA Corp. ("NVIDIA"), Super Micro Computer Inc. ("Super Micro"), Hewlett Packard Enterprise ("HPE") and Dell Technologies Inc. ("Dell"). In May 2023, we partnered with Super Micro, a renowned provider of Application-Optimized Total IT Solutions. Together, we aim to deliver the Company’s cloud services to our customers. Super Micro’s high-performance server and storage solutions are designed to address a wide range of computational-intensive workloads. Their next-generation GPU servers are incredibly power-efficient, which is vital for data centers as the power requirements for large-scale AI models continue to increase. Optimizing the Total Cost of Ownership ("TCO") and Total Cost to Environment ("TCE") is critical for data center operators to ensure sustainable operations.
In June 2023, we announced a partnership with HPE, a global company specializing in edge-to-cloud technology. As part of this collaboration, HPE will provide its powerful and energy-efficient supercomputers to support large-scale AI through our cloud service. HPE has been supportive in core design considerations and engineering of Company-owned facilities which will support Applied Digital Cloud’s infrastructure. In addition, we have supply agreements with Dell for delivery of AI and GPU servers.
By May 31, 2024, the Company had received and deployed a total of 6,144 GPUs; 4,096 GPUs were actively recognizing revenue and 2,048 GPUs were pending customer acceptance to start revenue recognition. The Cloud Services Business currently serves two customers and accounted for approximately 17% of our revenue in fiscal year 2024. As we ramp up operations in this business segment, we expect to acquire and deploy additional GPUs, increase revenue from the Cloud Services Business and increase the percentage of our revenue produced by our Cloud Services Business.
HPC Hosting Business
Our HPC Hosting Business specializes in designing, constructing, and managing data centers tailored to support HPC applications, including AI.
The Company is currently building two HPC focused data centers. The first facility, which is nearing completion, is a 7.5 MW facility in Jamestown, ND location adjacent to the Company's 106 MW Data center hosting facility. The Company also broke ground on a 100 MW HPC data center in project in Ellendale, ND, on land located adjacent to its existing 180 MW Data center hosting facility. These separate and unique buildings, designed and purpose-built for GPUs, will sit separate from the Company's current buildings and host more traditional HPC applications, such as natural language processing, machine learning, and additional HPC developments.
The Company has entered into exclusivity and executed a letter of intent with a US-based hyperscaler for a 400 MW capacity lease, inclusive of our current 100 MW facility and two forthcoming buildings in Ellendale, North Dakota. On July 26, 2024, the Company extended the initial exclusivity period under the previously announced letter of intent with the U.S. based hyperscaler for leasing the HPC Ellendale Facility. The Company is in advanced discussions with traditional financing counterparties for this investment-grade tenant.
We anticipate that this business segment will begin generating meaningful revenues once the HPC Ellendale Facility becomes operational, which is expected in calendar year 2025.
Competition
As a company operating data centers, we face significant competition from various cloud competitors and data center providers in the U.S. Our primary competitors in the cloud services market are cloud service providers, such as Coreweave, Crusoe Energy, and Lambda Labs. Additionally, we compete with several prominent data center providers, including Digital Realty, Equinix, Inc., NTT, and various private operators in the U.S. These competitors own or operate properties similar to our data centers. Specifically, within our Data Center Hosting Business, we compete against Core Scientific,

Bitdeer Technologies Group, and Riot Platforms, amongst other private operators. As we navigate this competitive landscape, we strive to innovate and differentiate our services to attract and retain customers.
Many of our competitors offer more locations in more markets worldwide and have well-established international operations. Many of our competitors may have significant advantages over us, including greater name recognition, longer operating histories and higher operating margins, pre-existing relationships with current or potential customers, the capacity to provide the same or additional products and services at a lower cost, more significant marketing budgets and other financial and operational resources, more robust internal controls and systems, and better established, more extensive scale and lower cost suppliers and supplier relationships.
We face significant competition from our competitors, and we expect such competition to continue to increase, which could significantly harm our business, financial condition, and results of operations. If we cannot compete successfully against our current and future competitors, we may not be able to retain and grow our customer base, and our business and prospects may be harmed.
Industry Trends
We believe the data center industry is poised for significant growth, driven by the rapid adoption of digital technologies across all sectors. As businesses prioritize digital transformation, the demand for data center infrastructure is expected to increase substantially. Companies require robust, reliable, and scalable solutions to process, analyze, and store vast amounts of data in real-time, and data centers play a crucial role in meeting these needs.
Cloud adoption, particularly hybrid cloud solutions, drives data center demand significantly. Hybrid cloud infrastructure offers businesses the flexibility to scale their IT resources while maintaining the security and privacy of sensitive data. As more companies migrate their applications and data to the cloud, data center capacity requirements will continue to grow.
Edge computing is another key trend shaping the data center industry. The proliferation of internet devices and the need for real-time data processing are driving the deployment of data centers closer to the network edge. This approach reduces latency, improves application performance, and optimizes IT infrastructure costs and complexity.
Sustainability and energy efficiency are increasingly important considerations in the data center industry. Companies are investing in renewable energy sources, such as solar and wind power, and implementing advanced cooling and power management technologies to reduce their environmental impact and operating costs.
The AI market has experienced significant growth and development in recent years, with the rapid advancement of machine learning, natural language processing, and computer vision. The global AI market is expected to reach $500 billion by 2027, driven by increasing adoption across various industries, including healthcare, finance, transportation, and manufacturing. However, the AI landscape is also facing challenges and uncertainties. Developing more advanced AI systems, such as large language models and generative AI, has raised concerns about potential misuse, bias, and the displacement of human workers. Companies operating in AI are under increasing pressure to address these issues and ensure the responsible development and deployment of their technologies.
Providers offering comprehensive power, space, and connectivity solutions globally while prioritizing sustainability and energy efficiency will be best positioned to capitalize on the increasing demand for data center services.
Materials and Suppliers
Maintaining key supplier relationships is crucial to our business operations, as we rely on these relationships, such as with Dell, HPE, NVIDIA, and Super Micro, to secure essential computing hardware, infrastructure components, and other materials. The complexity of developing HPC and cloud hardware at scale limits the number of suppliers capable of meeting our requirements. Consequently, we have established purchase orders with leading hardware manufacturers, which include extended delivery schedules spanning several months before the hardware is delivered to our facilities. These fluctuations in delivery timelines necessitate careful planning and advanced purchasing strategies to ensure we can acquire hardware well before their anticipated deployment.
Developing the HPC Ellendale Facility demands significant electrical infrastructure components and construction raw materials. We proactively procure these materials from our suppliers in sufficient quantities to facilitate hardware deployment at scale and on accelerated timelines. To mitigate potential supply chain disruptions and ensure the smooth operation of our facilities, we have established long-term contracts and agreements with key suppliers. These arrangements give us greater certainty regarding the availability and pricing of essential components and materials. Furthermore, we continuously monitor market trends and maintain open lines of communication with our suppliers to anticipate and address potential supply chain challenges.
By proactively managing our supplier relationships, securing necessary materials in advance, and closely monitoring market conditions, we aim to minimize the impact of supply chain fluctuations on our operations. This approach enables us to maintain a steady pace of hardware deployments and facility development, ultimately supporting our goal of expanding our HPC and cloud capabilities and maximizing shareholder value. However, we rely on a limited number of vendors for certain products and services for our data center facilities, and some of our contracts provide a single source of materials. If any of our key suppliers cannot perform under their contracts or satisfy our orders, it could significantly delay our data center development and operations. While we may be able to engage replacement suppliers, this would likely lead to operational delays and increased costs.
Global Logistics
Global supply logistics have caused delays across all distribution channels, impacting the HPC and AI markets. Delivery schedules for specialized equipment, such as high-performance computing systems, AI hardware, and necessary infrastructure components, have been affected due to constraints on globalized supply chains. These constraints extend to procuring construction materials and specialized electricity distribution equipment required to develop HPC and AI facilities. Efforts to mitigate delivery delays are ongoing to avoid materially impacting deployment schedules; however, there are no assurances that such mitigation efforts will continue to be successful. To help address global supply logistics and pricing concerns, we have implemented proactive measures such as procuring and holding required materials. We continuously monitor developments in the global supply chain which is necessary to assess their potential impact on the Company’s expansion plans within the HPC and AI markets.
Regulatory
The regulatory landscape surrounding HPC, cloud, and blockchain hosting services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. These developments may significantly impact our business and operations in ways that are difficult to predict.
In the realm of cloud computing, there are growing concerns about the ethical implications and potential misuse of these technologies, particularly in association with AI and machine learning. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. As a company operating in this space, we closely monitor these developments and attempt to adhere to any forthcoming regulations or industry best practices.
The amount of energy used for crypto mining and colocation services has recently received increased attention. In January 2024, the U.S. Energy Information Administration conducted an emergency survey of electricity consumption data from cryptocurrency mining companies in the U.S. This indicates that more focus is being placed on the energy usage of these activities. It is unclear how the information collected will be used for future regulations, but it is expected that energy efficiency and sustainability will become more critical factors regulating this industry.
Furthermore, using digital assets, including Bitcoin, in illicit financial activities has become a significant concern for regulators and lawmakers. Leaders in the U.S. House Financial Services Committee and U.S. Senate Banking Committee have expressed interest in passing legislation to provide additional regulatory authority to address these risks. The U.S. Treasury Department has also requested additional authorities to combat using digital assets in illegal activities. While there is currently insufficient support for any particular proposal, we expect that regulatory efforts in this area will continue to evolve and potentially impact our business.
We also closely follow developments related to regulating digital asset markets and financial services. In January 2024, the SEC approved a series of spot Bitcoin exchange-traded funds (ETFs), marking a significant milestone in the mainstream adoption of digital assets. However, the regulatory landscape for digital asset markets remains complex and uncertain, with various agencies and lawmakers proposing different approaches to oversight and regulation.

As a company operating at the intersection of data center, cloud and HPC hosting services, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We closely monitor legislative and regulatory developments and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. Despite the uncertainties posed by the changing regulatory landscape, we remain committed to delivering innovative and responsible solutions in the data center, cloud and HPC hosting markets while prioritizing compliance and risk management. However, if we fail to comply with applicable laws and regulations, we may be subject to significant liabilities, including fines and penalties, and our business, financial condition, or results of operations could be adversely affected.
Employees and Human Capital Resources
During 2023 and 2024, we invested significantly in our workforce to retain and attract top-tier employees. We expanded our employee base and promoted individuals internally to critical positions. As of May 31, 2024, we employed approximately 150 full-time employees across various departments, including engineering, IT, operations, construction, administration, finance, and communications. We also engage consultants and contractors as needed to supplement our permanent workforce.
Our human capital strategy aligns employee interests with our long-term success drivers. We implemented a long-term performance incentive program, granting eligible employees service-based restricted stock awards that vest over three years and performance-based restricted stock awards that vest upon achieving specific performance milestones. This performance program is a key employee incentive, aligning their long-term interests with the Company’s objectives.
In addition to the long-term incentive program and competitive cash compensation, we provide employees comprehensive health benefits, paid parental leave, paid time off, and additional benefits. We aim to attract a diverse pool of top candidates and foster their career growth by hiring the best talent, regardless of educational background. We seek candidates from local communities and large cities, with diverse backgrounds. We are committed to providing each employee with a long-term, growth-oriented career. We believe our ability to retain our workforce depends on fostering a sustainably safe, respectful, fair and inclusive environment that promotes diversity, equity and inclusion within and outside the business.
Diversity, Equity, and Inclusion
We support diversity and inclusion within our workplace framework, fostering an environment conducive to employee growth. Our policies are strategically structured to advance equity and regard for all individuals. We actively endorse and welcome diverse backgrounds, experiential perspectives, and varying opinions. Our operational alignment with our Code of Ethics and Business Conduct, as well as our Non-Discrimination and Anti-Harassment Policy, underscores our commitment to establishing a secure milieu where the fundamental rights of each employee are safeguarded, devoid of discriminatory practices or harassment. Our strategic objective is to establish a workplace ecosystem where equal avenues for success are accessible to all employees.
Compensation and Benefits
Our compensation schemes are structured to incentivize the recruitment, retention, and motivation of personnel to pursue our long-term objectives. We conduct rigorous evaluations, benchmarking salary and wages against quantitative metrics, and adjust monetary compensations to ensure competitive alignment with employee roles, skill levels, tenure, and geographic considerations. Our commitment to pay equity is reinforced by a robust process that facilitates merit-based increases in incentives and compensations tied to performance.
Furthermore, our benefits portfolio encompasses various offerings, including medical, dental, and vision insurance coverage for employees and their dependents, various paid and unpaid leave options, and life and disability/accident insurance coverage.
Our Growth Strategies
Continued expansion of businesses.
We have started expansion into hosting for HPC applications. We have current plans to expand our HPC hosting capacity up to 400 MW through build outs at existing and future locations. Further, we launched our Cloud Services Business through Applied Digital Cloud and are currently serving customers through our colocations. The Cloud Services Business accounted for approximately 17% of our revenue in fiscal year 2024.
Leverage leading equipment vendors to grow operations while minimizing risk.
We believe that the signing of our initial customers for our Cloud Services Business will help us elevate our profile within the market. Further, we are working with Super Micro and HPE, which are both leading vendors in the AI hosting space, and we believe that we will be able to leverage their networks to identify leads for the expansion of our Cloud Services Business and HPC Hosting Business.
Secure scalable power sites.
We have developed a pipeline of potential power sources across our sites in Jamestown and Ellendale, North Dakota. Through our build-out of our first North Dakota facility and the prior experience our leadership team brings to our initiatives, we believe that we have developed a repeatable power strategy to significantly scale our operations. In addition, we are currently focused on and will continue to target states that have favorable laws and regulations for HPC application industries, which we believe further minimizes the risks associated with the scaling of our operations.
Vertically integrate power assets.
We are increasingly looking at various types of power assets to support the growth of our hosting operations. This also includes power generation assets, which longer-term could be used to reduce our cost of power. Our management team has experience not only in evaluating and acquiring power assets, but also in the conversion of power assets to crypto mining/hosting operations and the construction of data centers with the specific purpose of mining cryptocurrency assets.
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
Environmental Impact
We are doing our part to be as environmentally conscious as possible when choosing sites for development by targeting renewable energy assets to minimize our carbon footprint. Further, because data centers like ours represent a unique power load, we believe our demand for renewable energy and entry into agreements with renewable energy providers will increase and accelerate the buildout of renewable energy infrastructures.
There is no assurance that selection criteria will be met or that viable sites will be selected.
Customers
We have material customer concentration in our crypto data center hosting business. We have entered into service contracts with all seven of our customers in this business segment, who have collectively contracted to use the entire capacity of our two Data Center Hosting facilities. In addition, one of our customers accounts for 62% of our revenue.
As of May 31, 2024, GMR Limited (“GMR”) held more than 5% of our outstanding common stock. Guo Chen, a 50% owner and sole director of GMR, is also deemed to beneficially own shares of our common stock held by GMR. Mr. Chen also owns 60% of Alternity Fund Ltd., which owns 100% of GOI. Our hosting arrangements with Spring Mud and GOI are therefore considered related party transactions in the reporting period covered by this report. We have disclosed related party revenue in the accompanying footnotes to the financial statements. On July 25, 2024, GMR Limited reported that they have ceased to be the beneficial owner of more than 5% of our outstanding common stock.

Our crypto hosting site-level strategy consists of having one key anchor tenant that has signed a 3 – 5 year long-term contract at the site and filling the rest of the facility with customers with 18 – 36 month terms. We currently serve seven crypto mining customers who have entered into contracts ranging from three to five years.
We also have material customer concentrations in our Cloud Services Business, as we only have two customers. We announced that we had signed our first customer in our Cloud Services Business May 2023. If we acquire rights to additional properties and build additional facilities, we intend to use a mix of third-party colocation centers and our HPC data centers to deliver AI Cloud services to customers.
Corporate Information
Our executive office is located at 3811 Turtle Creek Blvd., Suite 2100, Dallas, Texas 75219, and our phone number is (214) 427-1704. Our principal website address is www.applieddigital.com.
We make available free of charge through the Investor Relations link on our website access to press releases and investor presentations, as well as all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.
We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies under the Exchange Act.
Item 1A. Risk Factors
An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.
Risk Factors Summary
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained herein in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:
Risks Related to Our Business and Operations
•We are at an early stage of development of our business, currently have limited sources of revenue, and may not become profitable in the future.
•We may be unable to access sufficient additional capital needed to grow our business.
•Upon the occurrence of an Amortization Event (as defined in the Promissory Notes (as defined below)), we may be required to make payments that could cause us financial hardship.
•We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.
•We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•We are subject to a highly evolving regulatory landscape and any adverse changes to or our or our co-hosting customers’ failure to comply with any laws or regulations could adversely affect our business, prospects or operations.

•Our business depends upon the demand for data centers.
•If our co-hosting customers determine not to use our co-hosting facility, our co-hosting operations may suffer from significant losses.
•If we are not able to secure additional financing to continue our construction efforts with respect to the HPC Ellendale Facility, the completion of this project may be delayed.
•Our HPC Hosting Business is expected to have significant customer concentration.
•Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
•We depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.
•Our operations could be materially adversely affected by prolonged power outages at any of our facilities.
•We rely on a limited number of suppliers to support our operations.
•Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
•If we incorrectly estimate our hosting capacity requirements and related capital expenditures, our results of operations could be adversely affected.
•Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.
•We have an evolving business model which is subject to various uncertainties.
•Various actual and potential conflicts of interest may be detrimental to our stockholders.
•The loss of any of our management team, our inability to execute an effective succession plan, or our inability to attract and retain qualified personnel, could adversely affect our business.
•We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.
•Employee disputes or litigation and related unfavorable publicity may negatively affect our future business, financial condition, and operating results.
•We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
•We may not be able to compete with other companies, some of which have greater resources and experience.
•If the award of Ether/Bitcoin reward for solving blocks and transaction fees, is not sufficiently high, our customers may not have an adequate incentive to continue mining and may cease mining operations, which could lead to our failure to achieve profitability.
•Intellectual property rights claims may adversely affect the operation of some or all cryptoasset networks.
•We face risks related to public health epidemics and pandemics, including COVID-19, which could significantly disrupt our business.
•We have concentrated our operations and, thus, are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in the state of North Dakota where our data centers are located.
•We are establishing data centers in remote areas, which may adversely affect our ability to retain staff and increase our compensation costs.
Risks Related to Our Industry
•Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business.
•Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities, and turmoil among financial institutions arising from or relating to cryptoassets or in general can materially adversely affect us and our industry.
•The impact of geopolitical and economic events on the supply and demand for cryptoassets is uncertain.

•Governmental actions may have a materially adverse effect on the cryptoasset mining industry as a whole, which would have an adverse effect on our business and results of operations.
Risks Related to Our Securities
•Our stock price has been volatile and may continue to be volatile in the future; this volatility may affect your ability to, and the price at which you could, sell our common stock.
•We may not be able to maintain the listing of our common stock on Nasdaq, which may adversely affect the flexibility of holders of common stock to resell their securities in the secondary market.
•If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, its trading price and volume could decline.
•We have issued and may in the future issue new shares of our common stock, which has a dilutive effect on our stockholders.
•Substantial blocks of our common stock may be sold into the market as a result of the Prepaid Advance Agreements.
Risks Related to Our Business and Operations
We are at an early stage of development of our business, currently have limited sources of revenue, and may not become profitable in the future.
We are subject to the risks and uncertainties of a new business, including the risk that we may never further develop, complete development of or successfully market any of our proposed services. We began generating revenue from our crypto mining business in June 2021, however, during the building of our co-hosting operations, we determined that it would be beneficial to our stockholders to focus more of our resources on this line of business than on expanding our mining operations. Accordingly, in March 2022, we ceased all crypto mining operations. We began generating revenue from our hosting operations when our first co-hosting facility came online in February 2022. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made.
As we grow and develop as a business, we are attempting to reduce the impact of variability on our revenue and hosting costs by entering into long term contracts with the goal of having one blue chip anchor tenant that has signed a 3-5 year long-term contract at each site and filling the rest of the facility with customers with 18-36 month terms. In our cloud hosting business, we provide cloud infrastructure for highly scalable General Processing Unit (“GPU”) accelerated applications, or GPU clusters, to our customers under contracts spanning 24–36 months. As these are novel products in the industry, the value and longevity of the GPUs remain uncertain in this rapidly evolving market. In our HPC Hosting Business, we plan to enter into long-term contracts of approximately 10 years to host customers’ GPU clusters. Given that we have not previously operated an HPC data center of this scale, the profitability of these contracts cannot be determined at this time. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not become profitable in the future and may be unable to continue our operations.
Furthermore, we have a history of operating losses and our proposed operations continue to be subject to all business risks associated with new enterprises. We incurred net losses of $149.3 million and $44.6 million for the fiscal years ended May 31, 2024 and 2023, respectively. We expect to continue to incur net losses for the foreseeable future as we grow our business. We intend to continue scaling our company to increase our customer base and implement initiatives, including new business lines and global expansion. These efforts may prove more expensive than we currently anticipate and may not result in increased revenue or profitability in the short term or at all. We will also incur increased compliance costs associated with growth, expanding our customer base, and being a public company. Our efforts to grow our business may be costlier than we expect, or the revenue growth rate may be slower than we expect. As we pivot towards new markets such as cloud services and HPC data center hosting, we acknowledge that our limited experience in these areas may impact our ability to accurately assess our prospects. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the expansion of a business, operating a business in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurance that we will ever operate profitably.

We may be unable to access sufficient additional capital needed to grow our business.
We expect to need to raise substantial additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or unanticipated working capital requirements. Construction of our facilities, including the construction of the HPC Ellendale Facility, are capital-intensive projects, and we anticipate that our current and future strategic growth initiatives will likewise continue to be capital-intensive. We intend to use the SEPA (as defined below) to provide additional capital to us. However, market conditions and certain restrictions contained in the agreement governing the SEPA may limit our ability to access capital under such agreement. We expect to raise additional capital to fund these and other future strategic growth initiatives, however, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends to our shareholders, or take other actions. We may also be required to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of our operations and financial condition may suffer.
In addition, under the terms of the Prepaid Advance Agreements (as defined below), until the YA Notes (as defined below) are repaid in full, we are prohibited, subject to certain exceptions, from obtaining additional financing through a “Variable Rate Transaction” (as defined in the Prepaid Advance Agreements), including sales of our common stock or Common Stock Equivalents (as defined in the Prepaid Advance Agreements), that are convertible into, exchangeable or exercisable for common stock (A) where the conversion price, exercise price, exchange rate or other price fluctuates upon and/or varies with the trading prices of or quotations for our common stock at any time after the initial issuance thereof, or (B) with a conversion, exercise price or exchange rate that is subject to being reset at some future date after the initial issuance of such equity or debt security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for our common stock, in each case, subject to certain exceptions, including for an at-the-market offering. These provisions could make investing in our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.
Our level of debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
We utilize debt financing in our capital structure and may incur additional debt. Our level of debt could have significant consequences, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes; imposing financial and other restrictive covenants on our operations, including debt service coverage requirements and limitations on our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell, transfer or lease all or substantially all of our assets to, another person; (iii) enter into sale/leaseback transactions or certain transactions with affiliates; (iv) incur additional indebtedness; and (v) incur liens, making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.
Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt or other obligations. We also utilize convertible debt in our capital structure. In the event that holders of our convertible debt exercise conversion rights, we will be required to settle the principal amount of any converted notes in cash. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity, by acceleration or upon conversion, we may be required to sell important strategic assets; refinance our existing debt; incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.
We also guarantee a significant amount of obligations of our subsidiaries owed to third parties. We may be required to pay all of the outstanding obligations covered by our guarantees, which would significantly reduce our cash position and may force us to seek additional financing, which may not be available on terms acceptable to us, if at all.
We may from time to time seek to further refinance our substantial indebtedness by issuing additional shares of common stock or other securities that are convertible into common stock or grant the holder the right to purchase common stock, each of which may dilute our existing stockholders, reduce the value of our common stock, or both.
Our existing indebtedness arrangements contain several restrictive covenants and events of default that limit our corporate activities.
The terms of the Ellendale Loan Agreement require APLD ELN-01 LLC, our wholly owned subsidiary (“ELN-01”) to meet certain financial covenants, contain other covenants and reference multiple potential events of default, including payment defaults, covenant defaults and material cross defaults to certain ELN-01 contracts. Among the restrictions imposed under the Ellendale Loan Agreement, ELN-01 has agreed to maintain a minimum debt services coverage ratio after distributions of 1.25:1.00.
The terms of the Cornerstone Bank Loan require APLD GPU-01, LLC, our wholly owned subsidiary of the Company (“GPU-01”) to meet certain financial covenants, contain other affirmative and negative covenants and reference multiple potential events of default, including payment defaults, covenant defaults (subject to applicable cure periods), and payment cross default to other GPU-01 indebtedness. Among the restrictions imposed under the Ellendale Loan Agreement, ELN-01 has agreed to maintain a minimum debt services coverage ratio (i) pre-distributions, of 1.20:1.00 and (ii) post-distributions, of 1.00:1.00.
The terms of the CIM Promissory Note restrict APLD Holdings 2 LLC, our wholly owned subsidiary (“Holdings 2”) and each other Note Party (as defined in the CIM Promissory Note) from incurring additional indebtedness, incurring liens, disposing of property and creating subsidiaries in violation of the note and reference multiple potential events of default, including payment defaults, covenant defaults and cross default to certain other indebtedness.
The terms of the YA Notes reference multiple potential events of default including payment defaults, covenant defaults, cross default to certain other indebtedness, failure to deliver shares upon conversion and failure to timely file certain reports with the SEC.
Even if we are able to meet our obligations under these debt instruments, the amount of debt we have could adversely affect us by limiting our ability to obtain any necessary financing in the future for our working capital needs, as well as other capital expenditures, debt service obligations, dividend payments, if any, or other purposes. It also places us at a disadvantage relative to our competitors who may have lower levels of debt, while making us more vulnerable to a downturn in our business or the economy in general.
Upon the occurrence of an Amortization Event (as defined in the YA Notes (defined below)), we may be required to make payments that could cause us financial hardship.
On March 27, 2024, we entered into a Prepaid Advance Agreement (as amended, the “March PPA”) with YA II PN, LTD. (“YA Fund”). In accordance with the terms of the March PPA, on March 27, 2024, YA Fund agreed to advance to us up to $50 million, pursuant to two unsecured promissory notes (as amended, the “Initial YA Notes”). In addition, on May 24, 2024, we entered into another Prepaid Advance Agreement with YA Fund (as amended, the “May PPA”) and together with the March PPA (the “Prepaid Advance Agreements”), pursuant to which we issued an unsecured promissory note to YA Fund to advance up to $42.1 million (as amended, the “May Note” and collectively with the Initial YA Notes, the “YA Notes”).

In connection with our entry into the Prepaid Purchase Agreements with YA Fund and under the terms of the YA Notes, an “Amortization Event” is deemed to have occurred if: (1) the daily VWAP of our common stock is lower than the Floor Price (as defined in each respective YA Note) then in effect for three trading days during a period of five consecutive trading days, (2) we have issued to the Investor pursuant to the PPA in excess of 99% of all of the Conversion Shares available under the Exchange Cap (as such terms are defined under the YA Notes), or (3) at any time after (a) May 1, 2024 for the Initial YA Notes, or (b) August 15, 2024 for the May Note, any of the Conversion Shares to be issued under the YA Notes are not eligible to be sold pursuant to the registration statement related to such notes for a period of ten consecutive trading days. Within three trading days of an Amortization Event, we must pay to YA Fund an amount in cash equal to: (i) $9.0 million of principal amount among both YA Notes plus (ii) a 5% payment premium, plus (iii) accrued and unpaid interest (if any), which payments would continue monthly thereafter until such “Amortization Event” is no longer continuing.
In the event that the Company fails to pay any amount when and as due and payable under the YA Notes, including any amounts owed as a result of an “Amortization Event,” and such failure is not cured within five days after written notice thereof, an event of default will have deemed to occur, and the full unpaid principal amount of the YA Notes, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at YA Fund’s election, immediately due and payable in cash.
These financial obligations may impose an undue and unsustainable burden on us and may have a material adverse effect on our operations and financial condition.
We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.
It is likely that we will need to refinance at least a portion of our outstanding debt as it matures. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then our cash flow may not be sufficient in all years to repay all such maturing debt and to pay distributions. Further, if prevailing interest rates or other factors at the time of refinancing, such as the reluctance of lenders to make commercial real estate loans, result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.
We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
We are a recently public company and are now required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act (“SOX”), which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, we will need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional accounting, finance and legal staff.
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
We are subject to a highly evolving regulatory landscape and any adverse changes to or our co-hosting customers’ failure to comply with any laws or regulations could adversely affect our business, prospects or operations.
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
Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As cryptoasset has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network and the Federal Bureau of Investigation) have begun to examine the operations of cryptoasset networks, cryptoasset users and cryptoasset exchange markets.
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
Our business depends upon the demand for data centers.
We are in the business of owning, acquiring, developing and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns as well as adverse developments in the data center, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. Mergers or consolidations of technology companies could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Our business has and is expected to continue to have significant customer concentration.
We generate a large portion of our revenue from a small number of customers. If we were to lose one or more of our large customers, our operating results could suffer dramatically.
Data Center Hosting Business
During fiscal year 2024, this business segment was comprised of seven customers accounting for approximately 83% of our revenue. One of such customers accounted for 62% of our revenue during fiscal year 2024. During fiscal year 2023, six customers accounted for 100% of our revenue, all of which accounted for over 10% of our total revenue. No other customers accounted for more than 10% of revenue for any of these periods.
Cloud Services Business
During fiscal year 2024, two customers accounted for approximately 17% of our revenue; neither of these two customers accounted for more than 10% of our revenue.
We expect that the limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If a subset or all of our customers were to experience harm or loss due to unforeseen circumstances, it could negatively impact their businesses. In the event that any of our customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our lease prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operational results.
Our success depends on external factors in the crypto mining industry.
We have a material concentration of customers in the crypto mining industry. The crypto mining industry is subject to various risks which could adversely affect our current customers’ ability to continue to operate their businesses, including, but not limited to:
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
•the number of cryptoassets awarded for solving a block in a blockchain could decrease, which may adversely affect our customers’ incentive to expend processing power to solve blocks and/or continue mining and our customers may not have access to resources to invest in increasing processing power, when necessary, in order to maintain the continuing revenue production of their mining operations;

•our customers may face third parties’ intellectual property claims or claims relating to the holding and transfer of cryptoassets and their source code, which, regardless of the merit of any such action, could reduce confidence in some or all cryptoasset networks’ long-term viability or the ability of end-users to hold and transfer cryptoassets;
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
Even if we can diversify our customer base, negative impacts to the crypto mining industry may negatively affect our business, financial condition, operating results, liquidity, and prospects.
If our co-hosting customers determine not to use our co-hosting facility, our co-hosting operations may suffer from significant losses.
We currently have material customer concentration of crypto mining customers.
As a result of the risks our crypto mining customers face, it is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers. Should some or all of our co-hosting customers suffer from harm or loss due to a set of circumstances, their businesses could be negatively impacted or prevented. Further, our contracts with these customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our customers experience declining mining operations for any reason or determine to stop utilizing our co-hosting facilities, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations.
If we are not able to secure additional financing to continue our construction efforts with respect to the HPC Ellendale Facility, the completion of this project may be delayed.
We are currently in the process of constructing the HPC Ellendale Facility, which requires significant capital expenditures. If we are not able to secure additional financing to continue our construction efforts with respect to the HPC Ellendale Facility, the completion of this project may be delayed and our ability to collect any potential renal revenue or to otherwise monetize this facility may be compromised, which could have an adverse effect on our expansion strategy and our ability to generate significant or any revenue from our HPC Hosting Business segment.
We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to beginning of the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we may lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
Our ability to attract, grow and retain a diverse and balanced customer base, consisting of enterprises, cloud service providers, network service providers, and digital economy customers, some of which we consider to be key magnets drawing in other customers, may affect our ability to maximize our revenues. Dense and desirable customer concentrations within a facility enable us to better generate significant interconnection revenues, which in turn increases our overall revenues. Our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.
Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.
Our ability to retain, increase, and engage our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. For example, we are making significant investments in AI, including providing computing capacity to support AI. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.
We are subject to risks associated with our need for significant electrical power.
Our operations require significant amounts of electrical power and we anticipate our demand for electrical power will continue to grow. The fluctuating price of electricity required for our operations and to power our expansion may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.
We depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.
We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We are also reliant on third parties to deliver additional power capacity to support the growth of our business. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.
In addition, we may be subject to risks and unanticipated costs associated with obtaining power from various utility companies. Utilities that serve our data centers may be dependent on, and sensitive to price increases for, a particular type of fuel, such as natural gas, coal or nuclear. In addition, the price of these fuels and the total cost of delivered electricity could increase as a result of: regulations intended to regulate carbon emissions and other pollutants, ratepayer surcharges related to recovering the cost of extreme weather events and natural disasters, geopolitical conflicts, military conflicts, grid modernization charges, as well as other charges borne by ratepayers. Increases in the cost of power at any of our data centers could put those locations at a competitive disadvantage relative to data centers that are supplied power at a lower price.

We have also entered into power purchase agreements with contract terms ranging from 4 to 5 years. These agreements require us to purchase renewable energy and/or renewable energy credits from producers at fixed prices over the terms of the contracts, subject to certain adjustments. In the event that the market price for energy decreases, we may be required to pay more under the power purchase agreements than we would otherwise if we were to purchase renewable energy credits on the open market, which could adversely affect our results of operations. Additionally, interruptions in the operations of one or more of the suppliers under these agreements, as a result of extreme weather events, natural disasters or otherwise, could negatively impact the quantity of renewable energy credits delivered to us. In particular, disruptions in the oil and gas and electric power markets have caused, and could continue to cause, significant increases in energy prices, which could have a material effect on our business.
Our operations could be materially adversely affected by prolonged power outages at any of our facilities.
Beginning in December 2023, we encountered a series of outages at our Ellendale and Garden City locations which had a significant adverse impact on our revenue in the third and fourth quarter of fiscal 2024 until the repairs and upgrades necessary to restore full operational capacity were substantially complete. The outage had no impact on the HPC Ellendale Facility under construction, which is being designed to provide higher levels of availability in accordance with industry standards. The outage also had no impact on our Cloud Services Business as those services are currently being hosted using third-party facilities. Despite our concentrated efforts towards remediation and recent return to full operational capacity, there can be no assurance that similar or greater power outages will not occur at our facilities in the future. If and as they occur, we may have to reduce or cease our operations at such impacted facility, which may materially adversely affect our business, financial condition, and operating results.
Any failure of our physical or information technology or operational technology infrastructure or services could lead to significant costs and disruptions.
Our business depends on providing customers with highly reliable services, including with respect to power supply, physical security, cybersecurity, and maintenance of environmental conditions. We may fail to provide such services because our operations are vulnerable to, among other things, mechanical or telecommunications failure, power outage, human error, physical or electronic security breaches, cyberattacks, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism.
Substantially all of our customer agreements include terms requiring us to meet certain service level commitments. Any failure to meet these or other commitments or any equipment damage in our data centers due to any reason could subject us to contractual liability, including service level credits against customer rent payments, legal liability and monetary damages, regulatory sanctions, or, in certain cases of repeated failures, the right by the customer to terminate the agreement. Service interruptions, equipment failures or security breaches could also materially impact our brand and reputation globally and lead to customer contract terminations or non-renewals and an inability to attract customers in the future.
Any disruption of service experienced by certain of our third-party service providers, or our ineffective management of relationships with third-party service providers could harm our business, financial condition, operating results, cash flows, and prospects.
We rely on several third-party service providers for services that are essential to our business model, the most important of which are our suppliers of power, electrical equipment (including GPU servers), building materials, and construction services. Additionally, as we build our Cloud Services Business, we also expect to rely on third parties to lease or sell us equipment which we then lease to certain of our Cloud services customers. In addition, we may depend upon outside advisors who may not be available on reasonable terms as needed, or at all. To supplement the business experience of our officers and directors, we may be required to employ technical experts, appraisers, attorneys, or other consultants or advisors. Our management, with approval of our Board of Directors (the “Board”) in certain cases, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services. If these third parties or other outside advisors experience difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, or if the products they supply are defective or cease to operate for any reason, it could make it difficult for us to execute our operations. If we are unsuccessful in identifying or finding highly qualified third-party service providers or employees, if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.
Any delays or unexpected costs in the development of our existing space and developable land and new properties acquired for development may delay and harm our growth prospects, future operating results and financial condition.
We are currently in the process of building the HPC Ellendale Facility and we may in the future continue to build out additional HPC hosting facilities on a speculative basis at significant cost. Our successful development of this and future projects is subject to many risks, including those associated with:
•delays in construction, or changes to the plans or specifications;
•budget overruns, increased prices for raw materials or building supplies, or lack of availability and/or increased costs for specialized data center components, including long lead time items such as generators;
•construction site accidents and other casualties;
•financing availability, including our ability to obtain construction financing and permanent financing, or increases in interest rates or credit spreads;
•labor availability, costs, disputes and work stoppages with contractors, subcontractors or others that are constructing the project;
•failure of contractors to perform on a timely basis or at all, or other misconduct on the part of contractors;
•access to sufficient power and related costs of providing such power to our customers;
•environmental issues;
•supply chain constraints;
•fire, flooding, earthquakes and other natural disasters;
•pandemics;
•geological, construction, excavation and equipment problems; and
•delays or denials of entitlements or permits, including zoning and related permits, or other delays resulting from requirements of public agencies and utility companies.
In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully, our business may be adversely affected.
If we incorrectly estimate our hosting capacity requirements and related capital expenditures, our results of operations could be adversely affected.
We are continuously evaluating our capacity requirements in order to effectively manage our capital expenditures and operating results. However, we may be unable to accurately project our future capacity needs or sufficiently allocate resources to address such needs. If we underestimate these requirements, we may not be able to provide sufficient service to existing customers or may be required to limit new customer acquisition, both of which may materially and adversely impair our results of operations.
Similarly, we have entered into multi-year contract commitments with colocation service providers. If we overestimate our capacity requirements and therefore secure excess capacity and have excess capital expenditures, our operating material could be materially reduced.
We depend on third parties to provide network connectivity to the customers in our data centers and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flow.
We are not a telecommunications carrier. Although our customers generally are responsible for providing their own network connectivity, we still depend upon the presence of telecommunications carriers’ fiber networks serving our data centers in order to attract and retain customers. We believe that the availability of carrier capacity will directly affect our ability to achieve our projected results. Any carrier may elect not to offer its services within our data centers. Any carrier that has decided to provide network connectivity to our data centers may not continue to do so for any period of time. Further, some carriers are experiencing business difficulties or have announced consolidations. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could have an adverse effect on the business of our customers and, in turn, our own operating results.
Our data centers may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to our data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. We have obtained the right to use network resources owned by other companies, including rights to use dark fiber, in order to attract telecommunications carriers and customers to our portfolio. If the establishment of highly diverse network connectivity to our data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flow may be materially adversely affected. Additionally, any hardware or fiber failures on this network may result in significant loss of connectivity to our data centers. This could negatively affect our ability to attract new customers or retain existing customers, which could have an adverse effect on our business, financial condition and results of operations.
Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.
We may also experience disruptions due to mechanical failure, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood and other natural disasters, sabotage and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Such disruptions could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.
In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business. With the energy demand of our business, we may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.
Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the U.S. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.
Joint ventures, joint ownership arrangements and other projects pose unique challenges and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.
From time to time, we may be involved in strategic joint ventures and other joint ownership arrangements. We may not always be in complete alignment with our joint venture or joint owner counterparties; we may have differing strategic or commercial objectives and may be outvoted by our joint venture partners or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. As a result, when we enter into joint ventures or joint ownership arrangements, we may be subject to a number of risks. In some joint ventures and joint ownership arrangements we may not be responsible for the operation of projects and will rely on our joint venture or joint owner counterparties for such services. Joint ventures and joint ownership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and any proposed joint venture and joint owner arrangements, it could adversely impact our financial and operating results.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be harmed.
We are a development stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and our operational and financial infrastructure. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.

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
A decline in the price of cryptoassets could lead to a reduction in the usage of mining equipment at our facilities.
Although we no longer hold any direct exposure to Bitcoin, our customers engage in Bitcoin mining. The price of cryptoassets have historically been subject to dramatic price fluctuations and are highly volatile. If the price of cryptoassets declines, our customers could incur future losses and these losses could be significant as they incur costs and expenses associated with our hosting of their miners at our facilities and other costs and expenses. If our co-hosting customers’ losses are significant enough, they may be unable to continue to pay our fees, we may experience a decline in revenue from our co-hosting operations and our expansion of co-hosting operations could be delayed or prevented, which could have a material adverse effect on our business, prospects or operations.
We have an evolving business model which is subject to various uncertainties.
As cryptoassets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Future regulations may require our co-hosting customers to change their business in order to comply fully with federal and state laws regulating cryptoasset (including Ethereum and Bitcoin) mining. In order to stay current with the industry, our business model may need to continue to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.
Even if we have additional space available for lease at any one of our data centers, our ability to lease this space to existing or new customers could be constrained by our ability to provide sufficient electrical power.
As current and future customers increase their power footprint in our data centers over time, the corresponding reduction in available power could limit our ability to increase occupancy rates or network density within our existing data centers. Furthermore, our aggregate maximum contractual obligation to provide power and cooling to our customers may exceed the physical capacity at such data centers if customers were to quickly increase their demand for power and cooling. If we are not able to increase the available power and/or cooling or move the customer to another location within our data centers with sufficient power and cooling to meet such demand, we could lose the customer as well as be exposed to liability under our customer agreements. In addition, our power and cooling systems are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems to meet new demands without incurring significant costs that we may not be able to pass on to our customers. Any such material loss of customers, liability or additional costs could adversely affect our business, financial condition and results of operations.
Various actual and potential conflicts of interest may be detrimental to our stockholders.
We do not currently have specific procedures in place with respect to potential conflicts of interest, however, in determining to engage with potential competitors and entities with whom our officers or directors may have relationships, we considered the risks and risk mitigation factors, including requiring that transactions valued at over $120,000 in which our officers, directors and holders of more than 5% of our common stock have an interest be approved or ratified by our Audit Committee. Mr. Cummins holds over 14% of our common stock and has a financial interest in the success of our operations. We also have more than a majority of independent directors on our Board in order to ensure that there are limitations on the risks of conflicts of interest impacting Board level decisions. We cannot, however, guarantee that the conflicts of interest described above, or other future conflicts of interest, will not manifest in advice or decisions that negatively impact our financial results and our operations. Our company maintains business relationships with several companies, including those involved in software development. One of our Board members, Richard Nottenburg, has interests in various companies, some of which provide software services to our crypto hosting business. The current value of the annual contract with his software providers is below $500,000 per year. While we strive to maintain transparent and ethical business practices, potential conflicts of interest may arise due to these relationships. We continuously monitor and manage such situations to ensure compliance with legal and regulatory requirements.

We and our third-party providers may be vulnerable to cyberattacks and security breaches that could materially disrupt or compromise our operations, data and results.
We rely on computer systems, hardware, software, online sites and networks, as well as physical, digital and operational technology infrastructure to support our internal and external operations (collectively, “Information Systems”). We own, operate, and manage complex, global Information Systems and also rely on third-party providers for a range of Information Systems and other products and services, such as cloud computing. We face evolving risks that threaten the confidentiality, integrity, and availability of Information Systems and data, including from state-sponsored espionage actors, financially motivated hackers, hacktivists and insiders, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), human or technological error, or due to “bugs,” misconfigurations and known and unknown vulnerabilities in hardware, software, systems and processes that support our business.
Attacks, breaches or disruptions to our, or any providers’ or customers’, Information Systems or controls could result in, among other things, unauthorized access to our or customers’ physical assets or Information Systems, misappropriation of our or customers’ sensitive or proprietary information, disruptions to our or our customers’ operations, breaches of legal and regulatory (e.g., privacy laws such as GDPR) or contractual obligations, and/or other operational and business impacts. The foregoing could expose us to material lawsuits, regulatory actions, penalties or fines, monetary damages, loss of existing or potential customers, harm to our reputation and significant increases in our security and insurance costs, and other adverse effects on our business and financial results.
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
We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Attending to such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses and we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. Adverse outcomes in such proceedings or claims could result in significant liabilities, monetary damages, fines, or injunctive relief, which may materially impact our financial condition, results of operations, or cash flows. Additionally, the uncertainty surrounding litigation and the potential for adverse publicity related to such matters could harm our reputation and brand image, affecting customer confidence and investor perception.
In August 2023, the Company and several of its executives were named as defendants in a putative class action lawsuit that was filed in the U.S. District Court for the Northern District of Texas (McConnell v. Applied Digital Corporation et al., Case No. 3:23-cv-1805). Specifically, the complaint asserted claims pursuant to Section 10(b) and 20(a) of the Exchange Act based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed Lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. The Company’s response to the Complaint is due on September 20, 2024. In November 2023, a putative derivative complaint (No. A-23-881629-C) was filed in the U.S. District Court for the District of Nevada against certain members of the Board and two of its executive officers, asserting claims for breach of fiduciary duties, corporate waste, and unjust enrichment based upon allegations that the defendants caused or allowed the Company to make materially false and misleading statements regarding the Company’s business, operations, and compliance policies. Specifically, the complaint alleged that the Company overstated the profitability of the Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Board was not “independent” within the meaning of Nasdaq listing rules. On February 27, 2024, the derivative plaintiff filed an amended complaint asserting the same claims as the original complaint. On June 5, 2024, the Court entered an order granting the defendants’ motion to dismiss without prejudice and dismissing all claims against all defendants, including the Company. As of the date of this filing, the plaintiff has not sought leave to file an amended complaint or filed an appeal of the order dismissing the action. At this time, the Company is unable to estimate potential losses, if any, related to either of these actions. While we do not expect the results of either of these actions to have a material adverse effect on our results of operations or financial position, it is not possible to predict the outcome of these matters with certainty, and we could incur judgments or enter into settlements of claims in connection with these actions that could materially adversely affect our financial position, results of operations and cash flows.
Employee disputes or litigation and related unfavorable publicity may negatively affect our future business, financial condition, and operating results.
We may become involved in lawsuits or other disputes relating to employment matters, such as hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. These types of claims, depending on their nature, can have a significant negative impact on businesses. Certain companies that have faced employment- or harassment-related lawsuits have had to terminate management or other key personnel and have borne economic and other costs and suffered reputational harm that has negatively impacted their business.
As previously disclosed, in June 2023, the Company announced an internal investigation with respect to a potential sexual harassment claim between two of our executive officers. Based on information obtained through the investigation, the Audit Committee of our Board determined that the relationship between the parties was consensual, and the allegations of workplace harassment are unfounded. On October 6, 2023, the parties entered into a confidential settlement agreement and, in connection with such agreement, the claimant provided a complete release of all claims. If we were to face any employment-related claims in the future, our business could be negatively affected.
Increased scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance (“ESG”) practices and the impacts of climate change may result in additional costs or risks.
Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.
The SEC has proposed rule changes that would require companies to include certain climate-related disclosures such as climate-related risks that are reasonably likely to have a material impact on business, results of operations, or financial conditions. Should such proposed rules be adopted, increased public scrutiny of our business may affect our operations, competitive position, and financial condition.
In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for Bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.
We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.
Under various laws relating to the protection of the environment in the U.S., a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at a property and may be required to investigate and clean up such contamination at or emanating from a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. In the U.S., the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) established a regulatory and remedial program intended to provide for the investigation and clean-up of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigations and clean-ups can be very substantial. CERCLA also authorizes the imposition of a lien in favor of the U.S. on all real property subject to, or affected by, a remedial action for all costs for which a party is liable. Subject to certain procedural restrictions, CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility, their financial resources, and other procedural requirements. Various U.S. state laws also impose in certain cases strict joint and several liability for investigation, clean-up and other damages associated with hazardous substance releases.
If previous owners of our current and future properties used such properties for industrial and manufacturing purposes, such properties may contain some level of environmental contamination. To date, independent environmental consultants have conducted Phase I or similar environmental site assessments on the properties in our portfolio. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments, however, do not generally include soil samplings, subsurface investigations or an asbestos survey and the assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. In addition, material environmental conditions, liabilities or compliance concerns may arise after these reviews are completed. We could be held jointly and severally liable under CERCLA and various state, local and national laws for the investigation and remediation of environmental contamination on our properties caused by previous owners or operators. Further, fuel storage tanks may be present at properties we may develop in the future, and if releases were to occur, we may be liable for the costs of cleaning any resulting contamination. The presence of contamination or the failure to remediate contamination at any of our properties may expose us to third-party liability or materially adversely affect our ability to sell, lease or develop the real estate or to borrow using the real estate as collateral.
Our properties and their uses have and may in the future require permits and entitlements from various government agencies, including permits and entitlements related to zoning and land use. Certain permits from state or local environmental regulatory agencies, including regulators of air quality, are usually required to install and operate diesel-powered generators, which provide emergency back-up power at most of our facilities. These permits often set emissions limits for certain air pollutants, including oxides of nitrogen. In addition, various federal, state, and local environmental, health and safety requirements, such as fire requirements and treated and storm water discharge requirements, apply to our properties. Our ability to comply with, as well as changes to, applicable regulations, such as air quality regulations, or the permit requirements for equipment at our facilities, could hinder or prevent our construction or operation of our data center facilities.
Governmental authorities have in the past sought to restrict data center development based on environmental considerations. For example, governmental authorities have in the past imposed moratoria on data center development, citing concerns about energy usage and requiring new data centers to meet energy efficiency requirements. Some government agencies have also sought to restrict the use of diesel generators for back-up power. We may face higher costs from any laws requiring enhanced energy efficiency measures, changes to cooling systems, caps on energy usage, land use restrictions, limitations on back-up power sources, or other environmental requirements. Moratoria on data center construction could hinder our ability to construct new data centers.

Also, drought conditions in certain markets have resulted in water usage restrictions and proposals to further restrict water usage. Our data center facilities could face restrictions on water usage, water efficiency mandates, or higher water prices. Climate change could also limit water availability. In addition, sea level rise and more frequent and severe weather events caused or contributed to by climate change pose physical risks to our facilities.
Under the Inflation Reduction Act of 2022, we may have liability for the 1% stock buyback tax to the extent holders of Series E Preferred Stock (as defined below) require that we redeem such stock.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax (the “Excise Tax”) on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. Any share redemption or other share repurchase that occurs after December 31, 2022 may be subject to the Excise Tax. Whether and to what extent we would be subject to the Excise Tax will depend on a number of factors, including (i) the fair market value of any redemptions and repurchases, (ii) the nature and amount of any equity issuances, and (iii) the content of regulations and other guidance from the Treasury. Depending on the number of shares of our Series E Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”) we sell and the number of holders of Series E Preferred Stock who redeem their stock, the Excise Tax could be applicable to the Company and adversely affect the cash we have available for our operations. As of the date of this report, the Company sold approximately 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million. On June 28, 2024, the Internal Revenue Service ("IRS") issued final regulations with respect to the timing and payment of the Excise Tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to March 31, 2024 on or before October 31, 2024.
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S., or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
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
Our customers frequently make advance deposits based on anticipated future usage.
In our Cloud Services Business, customers often make deposits to finance the equipment they intend to lease from us. If we are unable to meet the contract requirements or deliver GPU clusters to their satisfaction for any reason, we may be obligated to refund these deposits.

In our Data Center Hosting Business, customers typically pay a month in advance based on their projected demand. If we are unable to provide the services as expected for any reason, we would be required to issue a credit or refund the difference to the customer. Any such refunds or issuances of credit could have an adverse effect on our business, results of operations, and financial condition.
We may not be able to compete with other companies, some of which have greater resources and experience.
We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar products or services at this time. The cryptoasset industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in expanding and improving our services and product offerings to remain competitive. Competition from existing and future competitors, particularly those that have access to competitively priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on our business, results of operations, financial condition and the trading price of our common stock, which would harm our investors.
If we cannot adapt to evolving technology or customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may be adversely affected.
The markets for the data centers we own and operate, as well as the specific industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, and frequent new service introductions. Our ability to deliver technologically sophisticated power to our customers requires an ongoing commitment to maintaining and improving existing data centers and substation infrastructure, developing new and diversified data centers, and investing personnel and resources. The widespread adoption of new technologies and services, new industry standards, or significant changes in customer requirements could require substantial new investments in our data centers and infrastructure. If and when we pursue international expansion, our infrastructure maintenance and expansion costs may increase due to investment outside the U.S. and the increased costs of compliance with local laws and regulations. Although we regularly upgrade our power infrastructure and data centers to handle increased densities and higher power levels necessary for our customers’ businesses, there can be no assurance that such upgrades would adequately mitigate the risk that our data centers and infrastructure may not be able to meet the needs of our customers in the future or, may become obsolete, unmarketable, or subject to competitive pressures. The costs of modifying our data centers and infrastructure in response to technological change, customer requirements, or industry changes, which may include retrofitting our data centers for more efficient cooling capabilities, could be substantial. In addition, if and when we expand internationally, changes in customer requirements, technological advances, or standards in other countries may further lengthen the time necessary to generate revenue at new data centers or utilize infrastructure in new regions, and, as a result, we may not be able to recover the cost of these investments. Furthermore, our ability to deliver technologically sophisticated power to our customers depends on our suppliers providing us with the equipment that meets our specifications. If our suppliers cannot provide us with the equipment needed or if we are required to modify our centers or infrastructure based on technological changes, we may not be able to serve our customers or incur significant costs in doing so, which could materially adversely affect our business and results of operations.
If one of our customers were to obtain exclusive rights to the technologies we employ across our businesses, our ability to realize significant operating efficiencies could be jeopardized.
Our business model leverages our ability to share significant technological innovations for solutions in the ultra-low temperature immersion cooling and high-power applications spaces across our data centers and hosting customers. If one of our customers were to obtain exclusive rights to the technologies we employ across our businesses, we could be limited in obtaining essential supplies at competitive costs and share research and development costs across our businesses. As a result, our ability to realize significant operating efficiencies by modifying our existing or new data centers utilizing these technologies and our ability to serve all our customers could be jeopardized, which could materially adversely affect our business, results of operations and future prospects.

Our and our customers’ operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in Bitcoin, Ether and other cryptoassets.
Our customers compete with other users and/or companies that are mining Bitcoin, Ether and other cryptoassets and other potential financial vehicles, including securities backed by or linked to cryptoassets through entities similar to them. Market and financial conditions, and other conditions beyond our or their control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin, Ether or other cryptoassets directly, which could materially affect our revenue or ability to expand our operations. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to our customers and impact their ability to successfully operate. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations.
The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.
The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our customers’ business utilizes presently existent digital ledgers and blockchains and they could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect their business and us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin, Ether or other cryptoassets we mined prior to the cessation of our mining operations.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies. If financial accounting standards undergo significant changes, our operating results could be adversely affected.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Uncertainties or changes in regulatory or financial accounting standards could result in the need to change our accounting methods and restate our financial statements and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, operating results, and financial condition.
Our customers may not adequately respond to rapidly changing technology or methods of, rules of, or access to, platforms which may negatively affect our business. Rapidly changing technology or platform methods, rules and access may render our crypto mining and related equipment and facilities obsolete, unprofitable or unusable.
Competitive conditions within the cryptoasset industry require that our customers use sophisticated technology in the operation of their business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. Our customers may not be successful, generally or relative to our competitors in the cryptoasset industry, in timely implementing new technology into their systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into their operations, they may experience system interruptions and failures and may find existing crypto mining equipment and infrastructure investments become obsolete. Furthermore, there can be no assurances that they will recognize, in a timely manner or at all, the benefits that they may expect as a result of our implementing new technology into our operations. Additionally, the methods, rules and access to the platforms which they mine change rapidly and could result in the platforms becoming obsolete or unusable by them. As a result of such changes to technology and/or platforms, our customers’ and our business and operations may suffer.

If the award of Ether/Bitcoin reward for solving blocks and transaction fees is not sufficiently high, our customers may not have an adequate incentive to continue mining and may cease mining operations, which could lead to our failure to achieve profitability.
If the number of Ether/Bitcoin awarded for solving a block in a blockchain decreases, our customers’ ability to earn revenue worsens. Decreased use and demand for Ether/Bitcoin rewards may adversely affect their incentive to expend processing power to solve blocks. If the award of Ether/Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, they may not have an adequate incentive to continue mining and may cease mining operations. Additionally, miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Ethereum network more vulnerable to a malicious actor or botnet obtaining control in excess of 50% of the processing power active on a blockchain, potentially permitting such actor or botnet to manipulate a blockchain in a manner that adversely affects our activities. A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible. Such events could have a material adverse effect on our and our customers’ ability to continue to pursue our strategy at all, which could have a material adverse effect on our customers’ and our business, prospects or operations and potentially the value of any cryptoasset we mined prior to cessation of our mining operations. In addition, such events could have a material adverse effect on our co-hosting facilities, particularly any investment or commitments made by us for co-hosting facilities.
If the number of Ether/Bitcoin token rewards awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the network may transition from a set reward to transaction fees. In order to incentivize miners to continue to contribute to the network, the network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for transactions become too high, the marketplace may be reluctant to accept Bitcoin, Ether or other cryptoassets as a means of payment and existing users may be motivated to switch from Bitcoin, Ether and other cryptoassets to another cryptoasset or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for Ether or Bitcoin and prevent the expansion of these networks to retail merchants and commercial businesses, resulting in a reduction in the price of Bitcoin, Ether and other cryptoassets that could adversely impact the price of and decreased use and demand for Bitcoin, Ether or other cryptoassets that our customers mine or that we accumulated prior to cessation of our mining operations which may adversely affect their value, our customers’ business, our business and an investment in us.
Because the number of Bitcoin awarded for solving a block in the Bitcoin network blockchain continually decreases, miners must invest in increasing processing power to maintain their yield of Bitcoins, which might make Bitcoin mining uneconomical for our customers.
The award of new Bitcoin for solving blocks continually declines, so that Bitcoin miners must invest in increasing processing power in order to maintain or increase their yield of Bitcoin. If the pricing of Bitcoin were to decline significantly, there can be no assurance that our customers will have the resources to upgrade their processing power in order to maintain the continuing revenue production of their mining operations. Also, the developers of the Bitcoin network or other programmers could propose amendments to the network’s protocols and software that, if accepted, might require our customers to modify their Bitcoin operations, and increase their investment in Bitcoin, in order to maintain revenue production. There can be no assurance, however, that they will be able to do so. Any decrease in demand for crypto mining resources would adversely impact our investment in, and operation of, our co-hosting facilities and negatively impact our business, operating results and financial condition.
We may be exposed to liabilities under the Foreign Corrupt Practices Act (“FCPA”), and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
Any international business operations are subject to various anti-corruption laws and regulations, including restrictions imposed by the FCPA. The FCPA and similar anti‑corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. We cannot provide assurance that our internal controls and procedures will protect us from the reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.
Intellectual property rights claims may adversely affect the operation of some or all cryptoasset networks.
Third parties may assert intellectual property claims relating to the holding and transfer of cryptoassets and their source codes. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all cryptoasset networks’ long-term viability or the ability of end-users to hold and transfer cryptoassets may adversely affect the business of our customers, our co-hosting operations and an investment in us. Additionally, a meritorious intellectual property claim could prevent us, our customers and other end-users from accessing some or all cryptoasset networks or holding or transferring cryptoassets. As a result, an intellectual property claim against us or other cryptoasset network participants could adversely affect an investment in us.
We face risks related to public health epidemics and pandemics, including COVID-19, which could significantly disrupt our business.
We are subject to risks associated with public health crises, such as pandemics and epidemics, which may have a material adverse effect on our business. Global health outbreaks, such as COVID-19, have and may continue to adversely affect our employees, disrupt our business operations and practices, as well those of our customers, partners, vendors and suppliers. Public health measures by government authorities such as travel bans, social-distancing, lockdown measures, vaccination requirements may cause us to incur additional costs, limit our operations, modify our business practices, diminish employee productivity or disrupt our supply chain, which may have a material adverse effect on our business. To the extent a public health crisis will impact our business, financial condition and results of operations depends on factors outside of our control, including severity, duration and the measures to contain the health outbreak.
We have concentrated our operations and, thus, are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in the state of North Dakota where our data centers are located.
We currently operate data centers in the state of North Dakota. The revenue we collected from operating these data centers was responsible for the majority of our revenue in the year ended May 31, 2024, and 2023. Consequently, our business operations and financial condition are particularly reliant on the performance of these data centers. If any critical equipment fails or there are delays in repairing failed equipment, our business operations and financial results may be severely affected.
Additionally, we are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in this state. North Dakota, through its regulatory and economic incentives, has encouraged Bitcoin mining companies, like ours, to locate their operations in the state. As such, we face increased competition in North Dakota for suitable Bitcoin mining data center sites and skilled workers. If we experience delays in construction or operation of data centers, supply chain disruptions (such as the global microchip and semiconductor shortage, or the COVID-related supply chain issues of recent years), increased costs of component parts or raw materials, increased costs or lack of skilled labor, or disputes with our third party contractors or service providers, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted. Additionally, if the regulatory and economic environment in North Dakota were to become less favorable to Bitcoin mining companies, including by way of increased taxes, our heavy concentration of sites in North Dakota means our business, financial condition and results of operations could be adversely affected.
We are establishing data centers in remote areas, which may adversely affect our ability to retain staff and increase our compensation costs.
As we are establishing data centers in areas with lower populations, recruiting and retaining the necessary staff to operate our locations may pose a challenge.
We have data centers in North Dakota, with an estimated population of approximately 780,000. As a result of the relatively low population, the pool of available employees is limited. In addition, some employers have offered significantly higher wages in order to fill vacant positions. This may adversely affect our ability to attract and retain qualified personnel and may increase our employee costs if we have to increase the compensation we pay in response to the market.
Risks Related to Our Industry

The price of Ether/Bitcoin may be affected by the sale of Ether/Bitcoin by other vehicles investing in Ether/Bitcoin or tracking Ether/Bitcoin markets.
The global market for Ether/Bitcoin is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. To the extent that other vehicles investing in Ether/Bitcoin or tracking Ether/Bitcoin markets form and come to represent a significant proportion of the demand for Ether/Bitcoin, large redemptions of the securities of those vehicles and the subsequent sale of Ether/Bitcoin by such vehicles could negatively affect Ether/Bitcoin prices and therefore affect the value of the Ether/Bitcoin inventory our customers hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Ether/Bitcoin we mined prior to cessation of our mining
The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space and can adversely affect an investment in the Company.
The digital asset exchanges on which Bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. In 2022 and 2023, a number of digital asset exchanges filed for bankruptcy proceedings and/or became the subjects of investigation by various governmental agencies for, among other things, fraud, causing a loss of confidence and an increase in negative publicity for the digital asset ecosystem. As a result, many digital asset markets, including the market for Bitcoin, have experienced increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases.
These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the digital asset industry as a whole. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.
Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business.
There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and our supply chain. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and geopolitical risks with respect to Taiwan, which serves as a central hub for the technology industry supply chain, could, directly or indirectly, materially harm our business, financial condition and results of operations. In addition, as a result of the current global semiconductor shortage, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted causing delays in supplies of hardware components and products, which may adversely impact our revenue, results of operations and financial condition. Furthermore, political or economic conflicts between various global actors, and responsive measures that have been or could be taken, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.
Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities, and turmoil among financial institutions arising from or relating to cryptoassets or in general can materially adversely affect us and our industry.
A number of companies that engage in cryptoasset and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, including in China where regulatory response to cryptocurrencies has been to exclude their use for ordinary consumer transactions within China. Government action in the U.S. involving cryptoassets and related activities may cause this trend to expand in the U.S. We also may be unable to obtain or maintain these services for our business. Many businesses that provide cryptocurrency-related activities may continue to have difficulties in finding banks and financial institutions willing to provide them services which may decrease the usefulness of cryptocurrencies as a payment system and harm public perception of cryptocurrencies, and could decrease their usefulness.
As an example of adverse events affecting the crypto landscape, in November 2023, Binance, the world’s largest crypto exchange, undertook to exit the U.S. and paid a $4.4 billion fine to settle charges by the U.S. Department of Justice, Treasury, and the Commodity Futures Trading Commission that the exchange violated sanctions and facilitated human and narcotics trafficking. Further, in March 2023 two large financial institutions in the U.S., Silicon Valley Bank and Signature Bank, which both serviced customers involved with cryptoassets, collapsed as continued negative economic prospects and failures to obtain payment from borrowers, together with a large number of withdrawals, caused these banks to encounter substantial financial difficulty leading up to their failures. In response to these events, the FDIC transferred all the deposits, both insured and uninsured, of these banks to corresponding “bridge banks” operated by the FDIC as it markets the institution to potential bidders. The impact of these developments on us and on the cryptoasset industry and the economy in general, and whether and to what extent they signal a continuing trend impacting the industry and potentially our business, remain unclear.
The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if crypto exchanges and other industry participants exit the U.S. markets, and if banks or financial institutions were to close the accounts of businesses engaging in cryptocurrency-related activities, which contingencies may become more likely in the future if and to the extent cryptoassets are considered a significant factor in the financial crises or criminal activity such as those described above. This could occur as a result of compliance risk, cost, government regulation, or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects, or operations and harm investors.
In addition to commercial banks, we have experienced reluctance by other service providers including public account firms and insurance companies to engage with companies engaged in cryptoasset mining related business.
The impact of geopolitical and economic events on the supply and demand for cryptoassets is uncertain.
Geopolitical crises may motivate large-scale purchases of cryptoassets, which could increase the price of Bitcoin, Ether and other cryptoassets rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Bitcoin, Ether and other cryptoassets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.
As an alternative to fiat currencies that are backed by central governments, Bitcoin, Ether and other cryptoassets, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our common stock. Political or economic crises may motivate large-scale acquisitions or sales of Bitcoin, Ether and other cryptoasset either globally or locally. Such events could have a material adverse effect on our customers’ businesses and our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptoasset we have mined prior to cessation of our mining operations.
Governmental actions may have a materially adverse effect on the cryptoasset mining industry as a whole, which would have an adverse effect on our business and results of operations.
Cambridge Bitcoin Electricity Consumption Index reported that as of February 1, 2021 more than 6GW of Bitcoin was mined in China (or $4.3 billion of power cost, assuming $0.08 per kWh average hosting cost). China has since banned cryptoasset mining related activity. China has already made transacting in cryptoassets illegal. Actions were taken in March 2021 by the governmental authorities for the Chinese province of Inner Mongolia, which represents roughly 8% of the world’s total mining power, to ban cryptoasset mining in the province due in part to the industry’s intense electrical power demands and its negative environmental impacts (both in terms of the waste produced by mining the rare earth metals used to manufacture miners and the production of electrical power used in cryptoasset mining). On September 24, 2021, China imposed a ban on all crypto transactions and mining. Other governments around the world are also reviewing their rules and regulations concerning the cryptoasset industry, including the U.S.
Acceptance and/or widespread use of Bitcoin, Ether and other cryptoassets is uncertain.
Currently, there is a relatively limited use of any cryptoasset in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our common stock. Banks and other established financial institutions may refuse to process funds for cryptoasset transactions, process wire transfers to or from cryptoasset exchanges, cryptoasset-related companies or service providers, or maintain accounts for persons or entities transacting in cryptoasset. Conversely, a significant portion of cryptoasset demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines cryptoassets’ role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for cryptoasset as a medium of exchange and payment method may always be low.
The relative lack of acceptance of cryptoasset in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our customers’ businesses and our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoin, Ether or other cryptoassets we mined.
It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, Ether, or other cryptocurrencies, participate in blockchains or utilize similar Bitcoin assets in one or more countries, the ruling of which would adversely affect our and our customers’ business.
Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, one or more countries such as China and Russia, which have taken harsh regulatory action, may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these Bitcoin assets or to exchange for fiat currency. In many nations, particularly in China and Russia, it is illegal to accept payment in Bitcoin and other cryptocurrencies for consumer transactions and banking institutions are barred from accepting deposits of cryptocurrencies. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.
Bitcoin is subject to halving, which may adversely affect our customers’ ability to continue mining at our facilities.
Halving is when the number of new Bitcoin awarded for solving a block is cut in half – hence, “halving” – at mathematically predetermined intervals. The recent halving for the Bitcoin blockchain occurred in April of 2024. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow future halving events, the revenue our customers earn could decrease, which could have a material adverse effect on their ability to continue mining at our facilities.
The crypto economy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of cryptoassets or cryptoasset platforms adverse to our business.
As cryptoassets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how cryptoassets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold cryptoassets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by cryptoassets to users and investors.
For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about cryptoassets. Members of Congress have made inquiries into the regulation of cryptoassets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of cryptoassets. Outside the U.S., several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, and Hong Kong have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of cryptoassets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading, and on March 9, 2022, President Biden signed an executive order on cryptocurrencies which calls on federal agencies to take a unified approach to regulation and oversight of digital assets.
The crypto economy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for cryptoassets for illicit usage may affect statutory and regulatory changes with minimal or discounted inputs from the crypto economy. As a result, new laws and regulations may be proposed and adopted in the U.S. and internationally, or existing laws and regulations may be interpreted in new ways, that harm the crypto economy or cryptoasset platforms, which could adversely impact our business.
Inflation in the global economy, increased interest rates, political dissension and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.
We are in the process of financing a large data center. Fluctuations in long-term interest rates can materially impact the cost of capital required to finance this and future projects.
Inflation is impacting various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to the construction of our HPC Ellendale Facility and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, disagreement in the U.S. Congress on government spending levels could increase the possibility of a government shutdown, further adversely affecting global economic conditions. The adverse economic conditions we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
Our efforts to mitigate the risks associated with these adverse conditions may not be successful and our business and growth could be adversely affected.
The open-source structure of the Ethereum and Bitcoin network protocols means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Ethereum network and an investment in us.
The Ethereum and Bitcoin networks, for example, operate based on an open-source protocol maintained by contributors. As open-source projects, Ethereum and Bitcoin are not represented by an official organization or authority. As the network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the network protocols. The lack of guaranteed financial incentive for contributors to maintain or develop the networks and the lack of guaranteed resources to adequately address emerging issues with the networks may reduce incentives to address the issues adequately or in a timely manner. Changes to a cryptoasset network which our customers are mining on may adversely affect our customers’ business our co-hosting operations and an investment in us.
We may face risks of Internet disruptions, which could have an adverse effect on the price of Bitcoin, Ether and other cryptoassets.
A disruption of the Internet may affect the use of Bitcoin, Ether and other cryptoassets, our ability to provide co-hosting services and subsequently the value of our common stock. Generally, Bitcoin, Ether and our customers’ business of mining cryptoassets is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt our ability to provide services and a currency’s network operations until the disruption is resolved and have an adverse effect on the price of cryptoassets, our customers’ ability to mine them, demand for our co-hosting services and our ability to perform our obligations under our contracts with our co-hosting customers.
There are risks related to technological obsolescence, the vulnerability of the global supply chain to cryptoasset hardware disruption, and our customers’ difficulty in obtaining new hardware which may have a negative effect on our business.
Our customers’ mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining Bitcoin, Ether and other cryptoassets are lower than the price of the Bitcoin, Ether and/or other cryptoassets. As our customers’ mining equipment operates, it experiences ordinary wear and tear and general hardware breakdown and may also face more significant malfunctions caused by a number of extraneous factors beyond our or their control. The physical degradation of their miners will require them to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, they may be required to acquire newer models of miners to remain competitive in the market. The cost and availability of new machines is unpredictable. As a result, at times, they may obtain miners and other hardware from third parties at premium prices, to the extent they are available. In order to keep pace with technological advances and competition from other mining companies, it will be necessary to purchase new miners, which will eventually need to be repaired or replaced along with other equipment from time to time to stay competitive. This upgrading process requires substantial capital investment, and our customers may face challenges in doing so on a timely and cost-effective basis.
The global supply chain for mining equipment is presently constrained due to unprecedented demand coupled with a global semiconductor shortage, with a significant portion of available miners being acquired by companies with substantial resources. Prices for both new and older models of miners have been on the rise and these supply constraints are expected to continue for the foreseeable future. China, a major supplier of cryptoasset miners, has seen a production slowdown as a result of COVID-19. Should similar outbreaks or other disruptions to the China-based global supply chain for hardware occur, our customers may not be able to obtain adequate replacement parts for their existing miners or to obtain additional miners on a timely basis, if at all, or they may only be able to acquire miners at premium prices. Such events could have a material adverse effect on our customers’ business and operations.
If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any cryptoasset network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in us.
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any cryptoasset network, including the Ethereum network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new cryptoassets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own cryptoassets (i.e., spend the same cryptoassets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the cryptoasset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect our customers’ business, our co-hosting operations, our business and an investment in us.

The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of cryptoasset transactions. To the extent that the cryptoassets ecosystems do not act to ensure greater decentralization of cryptoasset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any cryptoasset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact our customers’ business, our co-hosting operations, our business and an investment in us.
Risks Related to Our Securities
Our stock price has been volatile and may continue to be volatile in the future; this volatility may affect your ability to, and the price at which you could, sell our common stock.
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
•the volume of shares of our common stock available for public sale pursuant to an effective registration statement or exemption from registration requirements;
•any major change in our Board or management;
•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•general economic and political conditions such as recessions, interest rates, international currency and crypto currency fluctuations and acts of war or terrorism;
•securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock; and
•failure to meet certain Nasdaq conditions to maintain our listing status.
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
We may not be able to maintain the listing of our common stock on Nasdaq, which may adversely affect the flexibility of holders of our common stock to resell their securities in the secondary market.
Our common stock is presently listed on Nasdaq, which requires us to meet certain corporate governance and financial conditions to maintain our listing status. If the Company is unable to meet the continued listing criteria of Nasdaq and our common stock became delisted, trading of our common stock could thereafter be conducted in the over-the-counter markets in the OTC Pink, also known as “pink sheets” or, if available, on another OTC trading platform.
We cannot assure you that we will meet the criteria for continued listing, in which case our common stock could become delisted. Any such delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in our financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, our common stock, as the liquidity that Nasdaq provides would no longer be available to investors. In addition, the failure of our common stock to continue to be listed on the Nasdaq could adversely impact the market price for our common stock and our other securities, and we could face a lengthy process to re-list our common stock, if we are able to re-list our common stock.
We are a public reporting company. There are ongoing costs in maintaining compliance with being a public reporting company and our management will spend a significant amount of time ensuring such compliance. If we are unable to maintain compliance with our public reporting company obligations, our common stock may be delisted and we may be unable to re-list our common stock on another national stock exchange or quotation system.
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
We do not expect to declare or pay dividends in the foreseeable future, as we currently intend to retain any future earnings to finance the development and expansion of our business. Therefore, holders of our common stock may not receive any return on their investment in our common stock unless and until the value of such common stock increases and they are able to sell such shares of common stock, and there is no assurance that any of the foregoing will occur. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.
We have issued and may in the future issue new shares of our common stock, which has a dilutive effect on our stockholders.
We have primarily financed our strategic growth through our at-the-market (“ATM”) offerings and issuances of our common stock. Our ATM offerings allow us to raise capital as needed by tapping into the existing trading market for our shares by selling newly issued shares into the market depending on prevailing market prices. On June 27, 2023, the Company began issuing and selling shares of our common stock under an ATM sale agreement, with Craig-Hallum Capital Group LLC, pursuant to which the Company may sell up to $125 million in shares of our common stock, par value $0.001 per share. The Company sold approximately 18.9 million shares under the ATM, which was completed in December 2023. On May 6, 2024, we entered into a Sales Agreement with Roth Capital Partners, LLC (the “May Sales Agreement”). Up to $25,000,000 of shares of our common stock may be issued pursuant to the May Sales Agreement. The Company sold approximately 2.7 million shares under the May Sales Agreement, which was completed in June of 2024. In addition, on July 9, 2024, we entered into a Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (the “Sales Agreement”). Up to $125,000,000 of shares of our common stock may be issued if and when sold pursuant to the Sales Agreement. As of the date of this report, the Company has sold approximately 3.0 million shares under the Sales Agreement. On August 28, 2024, we entered into the Standby Equity Purchase Agreement with YA Fund, which was amended on August 29, 2024 (as amended, the "SEPA"). Under the SEPA, we agreed to issue and sell to YA Fund, from time to time, and YA Fund agreed to purchase from us, up to $250 million of our common stock, subject to certain obligations and limitations. Our efforts to raise capital is for the purpose of executing on development plans and strategic growth opportunities as they arise; however, holders of our common stock may experience dilution as a result of our sales of newly issued shares of our common stock in such offerings.
In addition, our Board and stockholders have approved an employee incentive plan and a non-employee director incentive plan. We have reserved 15,773,839 shares of our common stock for future issuance under our plans. As of May 31, 2024, there are 638,895 shares outstanding underlying unvested restricted stock awards and 8,355,080 shares underlying unvested restricted stock units. Vesting of these restricted stock awards and restricted stock units, as well as future issuances under our plans, would also result in dilution of current stockholders’ relative ownership of us.
We may also issue other securities that are convertible into or exercisable for equity in our company in connection with hiring or retaining employees or consultants, future acquisitions or future sales of our securities.
Provisions in our Articles (as defined below), our Bylaws (as defined below), and Nevada law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders.
Provisions contained in our Second Amended and Restated Articles of Incorporation (as amended, the “Articles”) and our Third Amended and Restated Bylaws (the “Bylaws”) could make it more difficult for a third party to acquire us if we have become a publicly traded company. Provisions of our Articles and Bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our Articles authorize our Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our other series of capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, our Bylaws establish limitations on the removal of directors and on the ability of our stockholders to call special meetings.
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
Substantial blocks of our common stock may be sold into the market as a result of the Prepaid Advance Agreements, the Sales Agreement, and the SEPA.
The price of our common stock could decline if there are substantial sales of shares of our common stock, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur.
The aggregate principal amount outstanding under the YA Notes, as of the date of this report, is $28.1 million. The YA Notes are convertible into shares of our common stock (the “YA Conversion Shares”), at the request and sole discretion of the holder, subject to a minimum floor conversion price (which may be reduced by us from time to time in our discretion, subject to the rules and regulations of Nasdaq). We have registered for resale (i) up to 23,585,000 shares underlying the convertible note issued by us to YA Fund on March 27, 2024, of which 7,413,950 have been issued and are outstanding, and (ii) up to 20,000,000 shares underlying the convertible note issued by us to YA Fund on May 24, 2024, of which approximately 8,771,609 have been issued and are outstanding.
On July 9, 2024, we entered into the Sales Agreement. Up to $125,000,000 of shares of our common stock may be issued if and when sold pursuant to the Sales Agreement. Such shares of common stock are registered pursuant to a prospectus supplement that forms a part of that certain registration statement on Form S-3, Reg. No. 333-279155. Assuming a public offering price of $6.77 per share, which was the closing price of our common stock on Nasdaq on July 3, 2024, 18,463,811 shares of our common stock would be issued and sold under the Sales Agreement. The actual number of shares issued will vary depending on the prices at which the shares of our common stock are sold from time to time. As of the date of this report, approximately 3.0 million shares of our common stock have been issued and sold under the Sales Agreement.
On August 28, 2024, we entered into the SEPA with YA Fund, which was amended on August 29, 2024. Under the SEPA, we agreed to issue and sell to YA Fund, from time to time, and YA Fund agreed to purchase from us, up to $250 million of our common stock, subject to certain obligations and limitations. Our shares of common stock that may be issued under the SEPA may be sold by us to YA Fund at our discretion from time to time during the commitment period commencing on September 30, 2024 and terminating on the first day of the month next following the 36-month anniversary of September 30, 2024 (unless earlier terminated pursuant to the terms of the SEPA); provided, that there is an effective resale registration statement on file with the SEC covering the shares of common stock issued and issuable under the SEPA. We generally have the right to control the timing and amount of any sales of our common stock to YA Fund under the SEPA. Sales of our shares of common stock, if any, to YA Fund under the SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to YA Fund all, some, or none of the shares of common stock that may be available for us to sell to YA Fund pursuant to the SEPA.
Any issuances of shares of our common stock pursuant to the Prepaid Advance Agreements, YA Notes, the Sales Agreement, or the SEPA will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our common stock. Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.
We do not have the right to control the timing and amount of the issuance of our shares of common stock to YA Fund under the Prepaid Advance Agreements and the YA Notes, and accordingly, it is not possible to predict the actual number of shares we will issue pursuant to the Prepaid Advance Agreements at any one time or in total. Further, we may not have the ability to issue the full amount available under the Prepaid Advance Agreements without stockholder approval.
We do not have the right to control the timing and amount of any issuances of our shares of common stock to YA Fund under the Prepaid Advance Agreements and the YA Notes. Sales of our common stock, if any, to YA Fund under the Prepaid Advance Agreements and the YA Notes will depend upon market conditions and other factors, and the discretion of YA Fund. In addition, because the purchase price per share to be paid by YA Fund for the shares of our common stock that we may issue to YA Fund under the Prepaid Advance Agreements and the YA Notes, if any, will fluctuate based on the market prices of our common stock, it is not possible for us to predict, as of the date hereof and prior to any such conversion date, the conversion price per share at which YA Fund will convert any portion of the outstanding balance under the YA Notes and consequently the number of shares of our common stock that we will issue to YA Fund under the Prepaid Advance Agreements and the YA Notes in any such conversion. Furthermore, we have filed resale registration statements to register the resale by YA Fund of any shares of our common stock that it receives upon conversion. As of the date of this report, approximately 7,413,950 shares of common stock have been issued and are outstanding pursuant to the Initial YA Notes, and approximately 8,771,609 shares of common stock have been issued and are outstanding pursuant to the May Note. The resale by YA Fund of a significant amount of shares of our common stock at any given time, or the perception that these sales may occur, could cause the market price of our common stock to decline and to be highly volatile.
In addition, under the applicable Nasdaq Listing Rules, in no event may we issue shares of our common stock to YA Fund to the extent that such shares would (i) when combined with all other shares issued in connection with the Prepaid Advance Agreements, exceed the “Exchange Cap” (which is the aggregate number of common stock that we may issue in a transaction in compliance with the our obligations under the rules or regulations of Nasdaq Stock Market LLC), unless we obtain stockholder approval to do so, or (ii) result in YA Fund (and its affiliates) beneficially owning more than 4.99% of all of the outstanding shares of our common stock. As a result, if it becomes necessary for us to issue and sell to YA Fund an aggregate number of shares that would exceed the Exchange Cap, then before we could issue any shares of common stock in excess of the Exchange Cap, we would also need to obtain the requisite stockholder approval. Obtaining the requisite stockholder approval can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses.
Pursuant to the terms of the Prepaid Advance Agreements, we are obligated to deliver shares of common stock within three trading days of the receipt of a conversion notice from YA Fund. Our failure to deliver shares of common stock within such time period, including as a result of seeking the requisite stockholder approval to issue shares in excess of the Exchange Cap, will result in an event of default. An event of default under the YA Notes could adversely affect our business, financial position, and results of operations.
It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales. Further, we may not have the ability to issue the full amount available under the SEPA without stockholder approval.
The SEPA provides that, during the term of the agreement, and subject to issuance and effective registration of the shares issued thereunder and certain obligations and limitations, we may, at our discretion, from time to time direct YA Fund to purchase our shares of common stock from us in one or more purchases under the agreement, for a maximum aggregate purchase price of up to $250 million. The purchase price per share to be paid by YA Fund for the shares of common stock that we may elect to sell to YA Fund under the SEPA, if any, will fluctuate based on the market prices of our shares of common stock at the time we elect to sell shares to YA Fund pursuant to the SEPA, if any, it is not possible for us to predict the number of shares of common stock that we will sell to YA Fund under the SEPA, the purchase price per share that YA Fund will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by YA Fund under the SEPA.
We generally have the right to control the timing and amount of any sales of our shares of common stock to YA Fund under the SEPA, except that we shall not effect any sales under the SEPA to the extent that after giving effect to such sale: (i) YA Fund would beneficially own more than 4.99% of the Company’s outstanding common stock at the time of such issuance, or (ii) the aggregate number of shares of common stock issued under the SEPA, together with any shares issued under the March PPA or the May PPA would exceed 19.99% of the aggregate number of shares of outstanding common stock on March 26, 2024 without seeking stockholder approval in accordance with applicable Nasdaq rules. Thus, the Company may not have access to the right to sell the full $250 million of shares of common stock to YA Fund.
The rights of holders of our Series E Preferred Stock rank senior to the rights of the holders of our common stock.
Although we may opt to redeem our Series E Preferred Stock with shares of our common stock in our sole and absolute discretion, the rights of the holders of shares of Series E Preferred Stock while such shares remain outstanding rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation, dissolution or winding up of our affairs. Unless full cumulative dividends on our shares of Series E Preferred Stock for all past dividend periods have been paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of our affairs, the holders of shares of our Series E Preferred Stock are entitled to receive a liquidation preference of the stated value per share of $25, plus all accrued but unpaid dividends, prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities junior to the Series E Preferred Stock.
In the event the holders exercise their option to redeem Series E Preferred Stock, our ability to redeem such shares of Series E Preferred Stock may be subject to certain restrictions and limits.
Our ability to redeem shares of Series E Preferred Stock may be limited by our available funds, ability to issue the full amount of shares of common stock and applicable federal and Nevada law.
Pursuant to the Certificate of Designations of Series E Redeemable Preferred Stock (as amended, the “Certificate of Designations”), each holder of shares of Series E Preferred Stock is entitled to redeem any portion of the outstanding Series E Preferred Stock held by such holder. Such redemption may, at the option of the Board, be in cash or in common stock, provided that the number of shares of common stock issuable to holders of Series E Preferred Stock for redemption shall not exceed 19.99% of the outstanding shares of common stock without stockholder approval.
On August 16, 2022, the IR Act was signed into federal law. Depending on the number of shares of our Series E Preferred Stock we sell and the number of holders of Series E Preferred Stock who redeem their stock, the Excise Tax could also be applicable to the Company and adversely affect the cash we have available for our operations. As of the date of this report, the Company sold approximately 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million.
In addition, applicable Nevada law provides that no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or, except as specifically permitted by the company’s articles of incorporation, the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a dissolution to satisfy the preferential rights of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on the Series E Preferred Stock or redeem shares of Series E Preferred Stock if, after giving effect to the distribution or redemption, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series E Preferred Stock.
There can be no guarantee that we will have sufficient funds available to meet these obligations. As a result, if it becomes necessary for us to issue and sell to the holders an aggregate number of shares that would exceed 19.99% of the outstanding shares of common stock, then before we could issue any shares of common stock in excess of such limit, we would also need to obtain the requisite stockholder approval.
Additionally, our ability to issue common stock in the event of a redemption may be limited by our ability to enter into “Variable Rate Transactions.” If a redemption constitutes a “Variable Rate Transaction” under the terms of the Prepaid Advance Agreements, we may need to seek a waiver from YA Fund before we could issue any shares of common stock.
The redemption of the Series E Preferred Stock could adversely affect our business, financial position, and results of operations, in the event our assets are not sufficient to meet our redemption obligations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management
We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats.

During the fiscal year ended May 31, 2024, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes. The cyber risk management program falls under the responsibility of our Vice President of Security who has over 18 years of experience in cybersecurity and compliance. Under the guidance of a third party consultant and our Vice President of Security, we developed and maintain policies, standards, and processes in a manner consistent with applicable legal requirements. We utilize a third party, and our in-house staff for monitoring and support of security incident management and user support.
We have implemented and maintain a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program is intended to address applicable SOC2 and SOX requirements. Our cybersecurity risk management program incorporates several components, including information security program assessments, a risk register, continuous monitoring of critical risks from cybersecurity threats using automated tools, backup testing, periodic threat testing, and employee training. We deploy a wide range of security tools, use single sign-on, and require multifactor authentication across all systems. We also utilize access control policies to further limit access to data within the systems, including quarterly reviews, generally, and on a weekly basis for financial operations.
We periodically engage third parties, which are subject to our standards, policies, and procedure, to conduct audits, risk assessments, including penetration testing and other system vulnerability analyses. As a result of these assessments and testing, we have responded to all known medium, high, and critical risks and are constantly hardening our environment. Additionally, our program includes privacy and cybersecurity training for all employees. Training occurs prior to accessing the system or performing assigned duties, when required by system changes, and annually thereafter.
Governance
Our Board is responsible for the oversight of cybersecurity risk management. The Board delegates oversight of the cybersecurity risk management program to the Audit Committee. The management of the program is the responsibility of our Risk Management Committee, comprised of our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer. The Risk Management Committee generally provides quarterly updates to the Audit Committee on our cybersecurity risk management program, including updates on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Risk Management Committee also notifies the Board of any significant and/or material cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.
Item 2. Properties
We lease approximately 13,700 square feet of office space at 3811 Turtle Creek Blvd., Suite 2100, Dallas, Texas 75219. We use this location as our principal office. In addition, we lease approximately 22,100 square feet of office and warehouse space in Irving, Texas that serve as our hosting operations control center.
We lease 1.5 MW, 12.5 MW, 2.25 MW, and 4.5 MW of power capacity and space from third-party-owned colocation data centers in Minnesota, Utah, Nevada, and Colorado, respectively. We use these locations as operating space in our Cloud Services business.
Our wholly owned subsidiary, APLD Hosting LLC, owns in fee simple a 40-acre parcel of land located in Jamestown, Stutsman County, North Dakota. Our subsidiary APLD ELN-01, LLC owns 40 acres of land in Ellendale, North Dakota. Our subsidiary APLD ELN-02 LLC owns 277 acres in Ellendale, North Dakota. The Company has built data centers on each of the properties in Jamestown, North Dakota and Ellendale, North Dakota.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings.

The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its data center hosting business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules. On May 22, 2024, the court appointed Lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. The Company’s response to the Complaint is due on September 20, 2024.
On November 15, 2023, a putative derivative action was filed in the matter styled, Weich v. Cummins, et al., Case No. A-23-881629-C in the District Court of Clark County, Nevada. The Weich complaint names as defendants certain members of the Company’s Board Wes Cummins, the Company’s Chief Executive Officer and purports to name David Rench, the Company’s Chief Financial Officer, as a defendant. The complaint asserts claims for breach of fiduciary duties, corporate waste and unjust enrichment based upon allegations that the defendants caused or allowed the Company to make materially false and misleading statements regarding the Company’s business, operations and compliance policies. Specifically, the complaint alleged that the Company overstated the profitability of the Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Board was not “independent” within the meaning of Nasdaq listing rules. On February 27, 2024, the derivative plaintiff filed an amended complaint asserting the same claims as the original complaint. On June 5, 2024, the Court entered an order granting the defendants’ motion to dismiss without prejudice and dismissing all claims against all defendants, including the Company. As of the date of this filing, the plaintiff has not sought leave to file an amended complaint or filed an appeal of the order dismissing the action.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in these actions. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
There are no other pending lawsuits that could reasonably be expected to have a material adverse effect on the results of the Company’s consolidated operations.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Primary Market
The Company's Common Stock is traded on the Nasdaq Global Select Market under the symbol "APLD".
Holders
As of May 31, 2024, we had approximately 290 shareholders of record of our common stock.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
We and our affiliates have not undertaken any share repurchases during the year ended May 31, 2024.
Recent Sales of Unregistered Securities
During the fiscal year ended May 31, 2024, we issued and sold the following unregistered securities:
On January 31, 2024, the Company issued an aggregate 10,461 shares to Chris Schuler as partial payment for construction services performed at the Company's Ellendale, North Dakota facility.
The foregoing issuance of securities was not registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).
During the fiscal year ended May 31, 2024, there were no other unregistered sales of our securities except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q
Item 6. [Reserved]

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
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Applied Digital Corporation and its subsidiaries.
Business Overview
We are a U.S. designer, developer, and operator of next-generation digital infrastructure across North America. We provide digital infrastructure solutions and Cloud services to the rapidly growing industries of High-Performance Computing ("HPC") and Artificial Intelligence ("AI"). We operate in three distinct business segments, including, Blockchain data center hosting (the "Data Center Hosting Business"), cloud services through a wholly owned subsidiary (the "Cloud Services Business") and HPC data center hosting (the "HPC Hosting Business"), as further discussed below.
Business Update
Data Center Hosting Business
Our Data Center Hosting Business operates data centers to provide energized space to crypto mining customers.
Our 106 MW facility in Jamestown, North Dakota operated at full capacity during the fiscal year ended May 31, 2024; however, our 180 MW facility in Ellendale, North Dakota experienced a power outage starting in January 2024. In response to these challenges, our utility provider installed transformers to enable us to selectively power-down the affected portions of our site. Upon re-energization we have determined the failures were due to transformers not meeting industry standards. We have successfully procured new transformers and related components from North American manufacturers. As of the date of this report, the HPC Ellendale Facility is operating at full capacity. Additionally, during fiscal year 2024, we increased our energy capacity at our 200 MW Garden City, Texas facility up to 132 MW.
During the third quarter of fiscal year 2024, we entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Mara Garden City LLC ("Mara"), a Delaware limited liability company and a subsidiary of Marathon Digital Holdings, Inc. ("Marathon"), pursuant to which we and related subsidiaries agreed to sell to Mara the Garden City hosting facility ("the Transaction") for total cash consideration of up to of $87.3 million and additional consideration of approximately $10.0 million in connection with the surrender of certain of Marathon’s revenue prepayments under its existing service agreements with us, payable at the closing of the Transaction, which occurred on April 1, 2024 (the "Closing"). We recognized a loss of approximately $15.4 million in connection with the Closing.
In addition, pursuant to the terms and conditions of the Purchase and Sale Agreement, in the event the full intended additional megawatt energization for the Garden City hosting facility is not conditionally approved by the applicable regulatory authority within 120 days of the Closing, the total cash consideration was subject to a reduction of up to $34.0 million ($25 million of which was held in escrow), depending on the amount of the additional megawatt energization that is not conditionally approved. On July 30, 2024, we announced that it has met the conditional approval requirements related to the release of the escrowed funds from the sale of our Garden City hosting facility. As of the date of this report, we have received the remaining $25 million of the purchase price held in escrow pending such conditional approval.
Cloud Services Business
Applied Digital’s Cloud Services Business provides high-performance computing power for AI and machine learning applications. In the fiscal fourth quarter, we successfully brought approximately four clusters online. We continue to seek and sign additional customers and we believe that the pipeline remains robust. Near the end of the fiscal third quarter 2024, equipment began generating revenue from two customers, with the Company recognizing $29.0 million from this business segment during fiscal year 2024.
HPC Hosting
Applied Digital’s HPC Hosting Business designs, builds, and operates next-generation data centers, which are designed to provide massive computing power and support HPC applications within a cost-effective model. During the fiscal second quarter 2024, we broke ground on our first 100 MW HPC data center facility in Ellendale, North Dakota. The new 369,000-square-foot building is expected to provide ultra-low cost and highly efficient liquid-cooled infrastructure for HPC applications.
The Company has entered into exclusivity and executed a letter of intent with a US-based hyperscaler for a 400 MW capacity lease, inclusive of our current 100 MW facility under construction and two forthcoming buildings in Ellendale, North Dakota. On July 26, 2024, the Company extended the initial exclusivity period under the previously announced letter of intent with the U.S. based hyperscaler. The Company is in advanced discussions with traditional financing counterparties, to facilitate construction activities, for this investment-grade tenant.
Public Offerings and Changes to Equity
Craig-Hallum ATM
During the fiscal year ended May 31, 2024, we completed sales of common stock under an "at the market" sale agreement with Craig-Hallum Capital Group LLC pursuant to which we could sell up to $125 million in aggregate proceeds of common stock. We sold approximately 18.9 million shares for net proceeds of approximately $121.2 million in total. Commission and legal fees related to the issuance totaled $4.0 million for the fiscal year ended May 31, 2024. The at the market offering was completed in December 2023.
Extinguishment of Noncontrolling Interest
On August 31, 2023, pursuant to the joint venture agreement, the minority partner in 1.21 Gigawatts LLC exercised the option to exchange their interest in the joint venture for approximately 1.5 million shares, or a value of $9.8 million, of the Company’s common stock. We are now the sole member of 1.21 Gigawatts LLC and will report all activity as attributable to the Company in future periods.
AI Bridge Warrants
On April 26, 2024, we entered into Amendment No. 2 (the “AI Amendment”) to the AI Bridge Loan pursuant to which the Company issued warrants to purchase up to 3,000,000 shares of common stock subject to certain adjustments to AI Bridge Funding LLC (the “AI Warrants”). The AI Warrants are exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years. 1,500,000 AI Warrants have an exercise price of $10.00 per share of common stock and 1,500,000 AI Warrants have an exercise price of $7.50 per share of common stock. The AI Warrants were measured at fair value (see "Note 9 - Stockholders' Equity" for further discussion) and we recorded a loss on the fair value of the AI Warrants of $5.7 million in the consolidated statements of operations for the fiscal year ended May 31, 2024.
Series E Preferred Stock
On May 16, 2024, we entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Preferred Capital Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager has agreed to serve as the Company’s agent and dealer manager for our offering of up to 2,000,000 shares of Series E Redeemable Preferred Stock, par value $0.001 (the “Series E Preferred Stock”).
Each share of Series E Preferred Stock is being offered at a public offering price of $25.00 per share (the “Stated Value”). Subject to the terms, conditions and limitations described in the Dealer Manager Agreement, we are required to pay to the Dealer Manager a dealer manager fee in an amount equal to 2% of the Stated Value per share of Series E Preferred Stock sold in the Offering and a selling commission of up to 6% of the Stated Value per share of Series E Preferred Stock sold in the Offering. As of May 31, 2024, there were no shares sold of the Series E Preferred Stock.

Roth Capital Partners LLC
During the month ended May 31, 2024, we began sales of common stock under a new "at the market" sale agreement with Roth Capital Partners, LLC pursuant to which we could sell up to $25 million in aggregate proceeds of common stock. As of May 31, 2024, we sold approximately 2.7 million shares for net proceeds of approximately $9.6 million in total. Commission and legal fees related to the issuance totaled $0.3 million for the fiscal year ended May 31, 2024. The at the market offering was completed in June 2024.
Debt Financing
Starion Term Loan
On July 25, 2022, APLD Hosting, LLC, our wholly owned subsidiary, entered into a loan agreement with Starion Bank and the Company as Guarantor (the “Starion Term Loan Agreement”). The Starion Term Loan Agreement provides for a term loan (the “Starion Term Loan”) in the principal amount of $15.0 million with a maturity date of July 25, 2027. The Starion Term Loan is secured by the Jamestown hosting facility, a security interest in substantially all of the assets of APLD Hosting LLC, and interests in all master hosting agreements related to the Jamestown hosting facility.
The Starion Term Loan Agreement provides for an interest rate of 6.50% per annum. The Starion Term Loan Agreement contains customary covenants, representations and warranties and events of default. We also became subject to a debt service coverage ratio on May 31. 2024.
The City of Jamestown, North Dakota and Stutsman County’s Economic Development Fund provides a multimillion-dollar economic development program, available to assist with expanding or relocating businesses. As part of financial packages, the Jamestown Stutsman Development Corporation (JSDC) makes direct loans, equity investments, and interest buy-downs to businesses. We have entered into an agreement with JDSC and Starion Bank which buys down the Company’s interest rate to 1.5% for a period of 13 months through a loan and community bond (the “Starion Term Loan Buy-Down”). The loan totals $0.2 million and bears an interest rate of 2%, and the bond totals $0.5 million.
Vantage Garden City Loan
On November 7, 2022, APLD – Rattlesnake Den I, LLC, our wholly owned subsidiary, entered into a loan agreement (the “Vantage Garden City Loan Agreement”) with Vantage Bank Texas and the Company, as guarantor, which agreement provides for a term loan (the "Vantage Garden City Loan") in the principal amount of $15.0 million. The Vantage Garden City Loan Agreement will be advanced in 16 installments for working capital needs for Rattlesnake Den I, LLC's data center in Garden City, Texas, with each installment not exceeding approximately $0.9 million for the costs and expenses of a building at our hosting facility in Garden City, Texas (the “Garden City Facility”). The unpaid principal amount of the Vantage Garden City Loan Agreement bears interest at a fixed rate of 6.15% per annum, and the Borrower may prepay the Vantage Garden City Loan Agreement, in whole or in part, without the payment of any fee or penalty. The Loan is secured by the leasehold interest on the Garden City Facility, a security interest in substantially all of the assets of the Rattlesnake Den I, LLC, and a security interest in the form of a collateral assignment of our rights and interests in the master hosting agreements related to the Garden City Facility and records and data relating thereto. The Vantage Garden City Loan Agreement matures April 26, 2028. The Vantage Garden City Loan Agreement contains customary representations, warranties, covenants and events of default. Total deferred costs related to the issuance of this loan total were $0.2 million.
During the third quarter of fiscal year 2024, we approved plans to sell its Garden City facility. In accordance with the original loan agreement, the sale of the Garden City facility would cause the associated loan to become immediately callable by the lender as those assets were pledged as collateral for the loan. As such, the outstanding balance on the loan of $12.8 million was due immediately. The transaction closed on April 1, 2024. We repaid the total balance of the Vantage Garden City Loan in connection with the closing of the transaction on April 1, 2024.
Starion Ellendale Loan
On February 16, 2023, APLD ELN-01 LLC, our wholly owned subsidiary, entered into a loan agreement with Starion Bank and the Company as Guarantor (the “Ellendale Loan Agreement”). The Ellendale Loan Agreement provides for a term loan (The "Ellendale Loan") in the principal amount of $20.0 million with a maturity date of February 3, 2028. The Ellendale Loan Agreement contains customary covenants, representations and warranties and events of default. The Ellendale Loan Agreement provides for an interest rate of 7.48% per annum. The Ellendale Loan is secured by the

Ellendale facility, a security interest in substantially all of the assets of APLD ELN-01 LLC, and a security interest in the form of a collateral assignment of Company’s rights and interests in all master hosting agreements related to the Ellendale Facility and records and data relating thereto. As of May 31, 2024, deferred costs related to the issuance of this loan totaled $0.1 million. As of May 31, 2024, the total balance outstanding under the Ellendale Loan Agreement was $16.1 million.The proceeds of the loan under the Ellendale Loan Agreement were used to fund expansion of the Ellendale, North Dakota hosting data center.
AI Bridge Loan
On January 30, 2024, we issued an Unsecured Promissory Note (the “AI Bridge Loan”) payable to AI Bridge Funding LLC (the “Lender”), providing for an unsecured loan in the aggregate principal amount of up to $20.0 million, of which $15.0 million was available immediately and funded upon the execution of the AI Bridge Loan. The obligation of the Lender to advance the remaining $5.0 million shall be in the Lender’s sole discretion. The AI Bridge Loan will mature on January 30, 2026 and bears interest at a rate of 12.5% per annum.
Additionally, upon the receipt by us or any of our subsidiaries of any cash proceeds from either the incurrence of any indebtedness (other than the AI Bridge Loan) or the issuance of any equity interests in the Company, which net proceeds total more than $35.0 million, we shall apply such net proceeds toward the prepayment of the outstanding principal of the AI Bridge Loan. Pursuant to the terms of the AI Bridge Loan, we are obligated to pay to the Lender a repayment fee in an amount sufficient for the Lender to receive an aggregate amount equal to 1.25x the aggregate principal amount funded as loans by the Lender to us.
We elected to recognize the entire note at fair value under ASC 815, Derivatives and Hedging. During the fiscal year ended May 31, 2024, we recognized a $13.8 million loss on change in fair value of debt related to the AI Bridge Loan which is included in our consolidated statements of operations. During the fiscal fourth quarter 2024, the principal balance of the note, $20.0 million as of May 1, 2024, was converted into common stock pursuant to the terms of the AI Bridge Loan resulting in the Company issuing 8,421,146 in common stock to the Lender. Accordingly, the AI Bridge Loan and the reserve of shares for issuance thereunder have been extinguished. See "Note 9 - Stockholders' Equity" for further discussion on the Company’s fair value considerations of the warrants issued.
Affiliates of the Lender are both an investor in B. Riley Financial, Inc. and also an investment management client of B. Riley Asset Management. As previously disclosed, our Chairman and Chief Executive Officer, served as the President of B. Riley Asset Management, and effective February 5, 2024, resigned from that position.
Vantage Transformer Loan
On February 8, 2024, APLD ELN-02 LLC, our wholly owned subsidiary, entered into a loan agreement with Vantage Bank and the Company as Guarantor (the “Vantage Transformer Loan”). The Vantage Transformer Loan provides for a term loan in the principal amount of $3.7 million with a maturity date of February 8, 2029. The Loan Agreement contains customary covenants, representations, warranties and events of default. The Vantage Transformer Loan provides for an interest rate of 6.50% per annum. The Vantage Transformer Loan is secured by a mortgage, security agreement and fixture financing statement covering certain real property situated in Dicey County, North Dakota. The proceeds of the Vantage Transformer Loan were used to fund a transformer for its HPC location in Ellendale. As of May 31, 2024, there was $3.6 million outstanding under the Vantage Transformer Loan. As of the date of this report, the Vantage Transformer Loan has been repaid in full.
B. Riley Loan
On May 23, 2023, Sai Computing LLC, one of our subsidiaries, entered into a Loan and Security Agreement (the “B. Riley Loan and Security Agreement”) with B. Riley Commercial Capital, LLC and B. Riley Securities, with the Company as Guarantor. The B. Riley Loan and Security Agreement provides for a term loan of up to $50 million in the principal with an interest rate of 9.00% per annum (the “B. Riley Loan”). The proceeds of the B. Riley Loan were used to help fund the buildout of our Cloud Services Business and data centers, and for general corporate purposes and working capital.
During the fiscal year ended May 31, 2024, we borrowed an additional $8.0 million and early repaid the total outstanding balance of $44.5 million. Interest expense and deferred issuance cost amortization associated with the loan was

$0.7 million for the fiscal year ended May 31, 2024. We recognized a $2.5 million loss on debt extinguishment associated with the early repayment of the outstanding balance for the fiscal year ended May 31, 2024.
On February 5, 2024, we entered into a Termination of Loan and Security Letter (the “Termination Letter”) with B. Riley Commercial Capital, LLC and B. Riley Securities, Inc. which terminated the B. Riley Loan and Security Agreement dated as of May 23, 2023, as amended, among the parties. At the time of the Termination Letter, all principal, interest and fees under the B. Riley Loan and Security Agreement had been paid in full. No early termination penalty was paid in connection with the Termination Letter.
Cornerstone Bank Loan
On February 28, 2024, APLD GPU-01, LLC, our wholly owned subsidiary, entered into a Loan Agreement with Cornerstone Bank and the Company as Guarantor (the “Cornerstone Bank Loan”). The Cornerstone Bank Loan provides for a term loan in the principal amount of $16.0 million with a maturity date of March 1, 2029. The Cornerstone Bank Loan contains customary covenants, representations, warranties and events of default. The Cornerstone Bank Loan provides for an interest rate of 8.59% per annum. The Cornerstone Bank Loan is secured by a security interest in multiple Terms of Service Agreements for HPC based systems related to AI Cloud Computing Services, which are to be serviced at the Jamestown hosting facility. The proceeds of the Cornerstone Bank Loan will be used to finance, in part, existing improvements to real property. As of May 31, 2024, there was $15.6 million outstanding under the Cornerstone Bank Loan.
Yorkville Convertible Debt
On March 27, 2024, we entered into the March PPA with YA. In accordance with the terms of the March PPA, YA Fund agreed to advance up to $50 million to us pursuant to two convertible unsecured promissory notes (as amended, the “Initial YA Notes”). We issued the first Promissory Note on March 27, 2024, in the principal amount of $40 million, less a five percent original issue discount. The second Promissory Note was issued in the principal amount of $10 million, less a five percent original issue discount, within two trading days after a resale registration statement described below is declared effective, which declaration occurred on April 23, 2024.
The Initial YA Notes are convertible into shares of the common stock. Pursuant to the terms of the Initial YA Notes, and except as set forth below, beginning on May 1, 2024, and so long as there is an outstanding balance under the Initial YA Notes, the YA Fund may, by providing a written conversion notice to the Company, convert a portion of the Initial YA Notes at a price per share equal to the lower of: (a) $6.00 and (b) 95% of the lowest daily volume weighted average price of the common stock during the five trading days immediately prior to the date of such conversion, subject to a floor price of $3.00, which floor price may be reduced from time to time by us or as provided in the Consent (as defined below). As of the date of this report, $26.0 million of the Initial YA Notes had been converted into approximately 7.4 million shares of common stock.
On May 24, 2024, we entered into the May PPA with YA Fund. In accordance with the terms of the May PPA, YA Fund agreed to advance $42.1 million, less a five percent original issue discount, to the Company pursuant to a convertible unsecured promissory note (as amended, the “May Note” and together with the Initial YA Notes, the "YA Notes"). In connection with the May PPA, we and YA Fund agreed to amend certain terms of the YA Notes, including amending the Monthly Maximum Amount (as defined in the YA Notes) to $16.0 million per month, in the aggregate, across the YA Notes.
The May Note is convertible into shares of the Company’s common stock. Pursuant to the terms of the May Note, so long as there is an outstanding balance under the May Note, YA Fund may, by providing a written conversion notice to the Company, convert a portion of the May Note at a price per share equal to the lower of: (a) $8.00 and (b) 95% of the lowest daily volume weighted average price of the common stock during the five trading days immediately prior to the date of such conversion, subject to a floor price of $3.00, which floor price may be reduced from time to time by us or as provided in the Consent. As of the date of this report, $38.0 million of the May Note had been converted into approximately 8.8 million shares of common stock.
The YA Notes bear interest at an annual rate of zero percent (0%), provided, however, that for so long as an Event of Default (as defined in the YA Notes) has occurred and remains uncured, the interest on the principal outstanding balance under the outstanding Promissory Notes shall accrue at an annual rate of eighteen percent (18%). The Initial YA Notes mature on April 8, 2025 and the May Note matures on June 6, 2025. We incurred issuance costs and original issuance discounts totaling approximately $7.7 million associated with the issuance of the YA Notes. We have elected to present the Yorkville Convertible Debt at fair value in the consolidated balance sheets (see "Note 10 - Fair Value Measurements" for further discussion).
The aggregate principal amount outstanding under the YA Notes as of the date of this report is $28.1 million.
Recent Developments
Series E Preferred Stock
The Company has closed on several offerings of the Series E Preferred Stock subsequent to May 31, 2024. As of the date of this report, we sold approximately 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million in total.
CIM Arrangement
On June 7, 2024, APLD Holdings 2 LLC (“APLD Holdings 2”), one of our subsidiaries, entered into a promissory note (the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC (the “CIM Lender”). The CIM Promissory Note provides for an initial borrowing of $15 million, which was drawn on June 7, 2024, and subsequent borrowings of up to $110 million, which will be available subject to the satisfaction of certain conditions as outlined in the CIM Promissory Note. In addition to the initial borrowing, the Note includes an accordion feature that allows for up to an additional $75 million of borrowings. Principal amounts repaid under the Note will not be available for reborrowing. As of the date of this report, the total balance outstanding under the CIM Promissory Note is approximately $105 million. As partial consideration for the CIM Promissory Note, we issued warrants to purchase up to 9,265,366 shares of common stock to the CIM Lender in a registered direct offering.
On August 11, 2024, we and the CIM Lender entered into a Waiver Agreement (the “Waiver”), whereby the CIM Lender agreed to waive the satisfaction of certain conditions for the subsequent borrowings, allowing us to draw an additional $20 million (net of original discount and fees) of borrowings under the CIM Promissory Note. As partial consideration for the Waiver, we issued warrants to the CIM Lender to purchase up to 2,964,917 shares of common stock in a private placement pursuant to Section 4(a)(2) of the Securities Act.
Yorkville Amendment
In connection with the CIM Promissory Note, we also entered into a Consent, Waiver and First Amendment to Prepaid Advance Agreements (the “Consent”) with YA Fund. In exchange for YA's consent to the transaction with the CIM Lender, we agreed to issue an aggregate of 100,000 shares of common stock to YA Fund and to conditionally lower the floor price from $3.00 to $2.00 so long as the daily VWAP is less than $3.00 per share of common stock for five out of seven trading days. We further agreed to deliver a security agreement whereby our subsidiary, Applied Digital Cloud Corporation, would grant a springing lien on substantially all of its assets subject to customary carve-outs to secure the promissory notes issued in favor of YA Fund. Pursuant to the Consent, YA Fund also consented to future project-level financing at the HPC Ellendale Facility.
In addition, pursuant to the terms of the Consent, certain provisions of the March PPA and the May PPA were amended as follows: if (i) the Registration Statement on Form S-3 filed by the Company on April 15, 2024 (the “April Registration Statement”) becomes ineffective, (ii) the Registration Statement on Form S-1 filed by the Company on May 31, 2024 (the “May Registration Statement”) is not declared effective by the SEC by July 8, 2024 (the “Effectiveness Deadline”), or (iii) the May Registration Statement becomes ineffective, then starting on the Effectiveness Deadline and continuing until the earlier of (i) the date on which the YA Notes are no longer outstanding, and (ii) the date on which (A) if the May Note is outstanding, the May Registration Statement is effective, and (B) if the Initial Notes are outstanding, the April Registration Statement is effective, we are obligated to prepay the YA Notes (on a pro rata basis) in equal weekly installments of either $2.5 million in cash or $5.0 million in shares of common stock as determined by YA Fund in its sole discretion. If YA Fund elects to make such prepayments in shares of common stock, YA Fund will receive a number of shares of common stock equal to (x) $5 million, divided by (y) an amount equal to 95% of the lowest daily VWAP during the five trading day period ending on the trading day immediately before the payment date.

Increase In Authorized Shares
On June 11, 2024, we filed a Certificate of Amendment to our Second Amended and Restated Articles of Incorporation, as amended (the “Certificate of Amendment”). Pursuant to the Certificate of Amendment, the number of authorized shares of common stock was increased to 300,000,000. The Certificate of Amendment became effective upon filing on June 11, 2024.
At-the-Market Sales Agreement
On July 9, 2024, we entered into the Sales Agreement. Up to $125,000,000 of shares of our common stock may be issued if and when sold pursuant to the Sales Agreement. As of the date of this report, approximately 2.9 million shares of our common stock have been issued and sold under the Sales Agreement for approximate proceeds to us of $16.4 million.
Garden City Release of Escrow Funds
On July 30, 2024, we announced that the conditional approval requirements related to the release of the escrowed funds from the sale of our Garden City hosting facility have been met. As of the date of this report, we have received the remaining $25 million of the purchase price, previously held in escrow pending such conditional approval.
SEPA
On August 28, 2024, the Company entered into the SEPA, which was amended on August 29, 2024. Pursuant to the SEPA, subject to certain conditions and limitations, the Company has the option, but not the obligation, to sell to YA Fund, and YA Fund must subscribe for, an aggregate amount of up to $250.0 million of common stock, at the Company’s request any time during the commitment period commencing on September 30, 2024, and terminating on the first day of the month next following the 36-month anniversary of September 30, 2024, as further described in Item 9B(a) below.
In connection with the execution of the SEPA, the Company agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $2,125,000 to YA Fund, payable on the date of the SEPA, in the form of the issuance of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to August 28, 2024.
Pursuant to the SEPA, the Company agreed to file a registration statement with the SEC for the resale under the Securities Act by YA Fund of the common stock issued under the SEPA, including the Commitment Shares. The Company shall not have the ability to request any advances under the SEPA until such resale registration statement is declared effective by the SEC.

Results of Operations
Results of Operations for the fiscal year ended May 31, 2024 compared to fiscal year ended May 31, 2023
The following table sets forth key components of the results of operations of Applied Digital Corporation during the fiscal year ended May 31, 2024 and 2023 (in thousands).

	Fiscal Year Ended
	May 31, 2024	May 31, 2023
Revenues
Revenue	$150,814	$40,984
Related party revenue	14,761	14,408
Total revenue	165,575	55,392
Costs and expenses:
Cost of revenues	148,340	44,388
Selling, general and administrative (1)	98,461	55,059
Loss on classification as held for sale	15,417	—
Loss from legal settlement	2,380	—
Total costs and expenses	264,598	99,447
Operating loss	(99,023)	(44,055)
Interest expense, net (2)	26,832	1,980
Loss on change in fair value of debt	7,401	—
Loss on change in fair value of related party debt	13,812	—
Loss on extinguishment of debt (3)	2,507	94
Net loss before income tax expenses	(149,575)	(46,129)
Income tax expense (benefit)	96	(523)
Net loss	(149,671)	(45,606)
Net loss attributable to noncontrolling interest	(397)	(960)
Net loss attributable to Applied Digital Corporation	$(149,274)	$(44,646)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(1.31)	$(0.48)
Basic and diluted weighted average number of shares outstanding	114,061,414	93,976,233

Adjusted Amounts (4)
Adjusted operating (loss) income	$(50,991)	$(7,320)
Adjusted operating margin	(31)%	(13)%
Adjusted net (loss) income attributable to Applied Digital Corporation	$(77,522)	$(7,912)
Adjusted net (loss) income attributable to Applied Digital Corporation per diluted share	$(0.68)	$(0.08)
Other Financial Data (4)
EBITDA	$(42,986)	$(35,922)
as a percentage of revenues	(26)%	(65)%
Adjusted EBITDA	$24,459	$812
as a percentage of revenues	15%	1%
(1)Includes related party selling, general and administrative expense of $0.6 million and $0.1 million for the fiscal years ended May 31, 2024 and May 31, 2023, respectively.
(2)Includes related party interest expense of $5.7 million and $0.1 million for the fiscal years ended May 31, 2024 and May 31, 2023, respectively.
(3)Amounts included in the fiscal year ended May 31, 2024 are related to the extinguishment of related party debt.

(4)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management's Discussion and Analysis.
Commentary on Results of Operations for the fiscal year ended May 31, 2024 compared to the fiscal year ended May 31, 2023
Revenues
Revenue increased $109.8 million, or 268%, from $41.0 million for the fiscal year ended May 31, 2023 to $150.8 million for the fiscal year ended May 31, 2024, which increase was primarily driven by increased capacity across the Company’s three Data Center Hosting facilities between the periods, as well as the Company beginning to recognize revenue from its Cloud Services Business segment in the third quarter of the fiscal year ended May 31, 2024 as a result of the launch of services provided by the Cloud Services Business during that year.
Related party revenue increased $0.4 million, or 2%, from $14.4 million for the fiscal year ended May 31, 2023 to $14.8 million for the fiscal year ended May 31, 2024, primarily driven by increased uptime at the Company’s Jamestown, North Dakota facility throughout the period.
Cost of revenues
Cost of revenues increased by $104.0 million, or 234%, from $44.4 million for the fiscal year ended May 31, 2023 to $148.3 million for the fiscal year ended May 31, 2024. The increase was primarily driven by the growth in the business as more facilities were energized and more services were provided to customers compared to the fiscal year ended May 31, 2023. The changes in cost of revenues are categorized as follows:
•approximately $42.9 million increase in energy costs;
•approximately $40.1 million increase in depreciation and amortization expense due to an increase in owned and leased assets;
•approximately $7.9 million increase in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount due to the growth in the business;
•approximately $5.9 million increase in lease and related expenses for the use of data center space to support the Company’s Cloud Services Business; and
•approximately $7.2 million increase in other expenses directly attributable to revenue generation.
Selling, general and administrative expense
Selling, general and administrative expense increased by $43.4 million, or 79%, from $55.1 million for the fiscal year ended May 31, 2023 to $98.5 million for the fiscal year ended May 31, 2024. The increase was primarily due to the overall growth in the business. The change in selling, general and administrative expense is categorized as follows:
•approximately $27.7 million increase in depreciation and amortization expense due to an increase in owned and leased assets that are not yet being used to generate revenue;
•approximately $13.0 million increase in other expenses such as operating leases expense for data center space not yet being used to generate revenue;
•approximately $9.0 million increase in professional service expenses related to legal services provided on discrete transactions and projects as well as general support of the business;
•approximately $6.8 million increase in personnel expenses largely driven by increases in headcount to support the business; and
•approximately $4.0 million increase in other selling, general, and administrative expense such as insurance premiums and computer and software expenses.
Loss on classification of held for sale
Loss on classification of held for sale was $15.4 million for the fiscal year ended May 31, 2024 due to the write down of the Garden City assets to their fair market value as part of the planned sale of that facility. There were no such losses recorded in the prior year comparative period.

Loss from Legal Settlement
Loss from legal settlement was $2.4 million for the fiscal year ended May 31, 2024 primarily due to a settlement agreement entered into by the Company with respect to employment-related claims by a former executive. The terms of the confidential settlement include payment to the claimant of $2.3 million. There were no such losses recorded in the prior year comparative period.
Interest expense, net
Interest expense, net increased $24.9 million, or 1255% , from $2.0 million for the fiscal year ended May 31, 2023 to $26.8 million for the fiscal year ended May 31, 2024 primarily driven by increases in finance leases and debt obligations between periods.
Loss on change in fair value of debt
Loss on change in fair value of debt was $7.4 million for the fiscal year ended May 31, 2024 due to the valuation associated with the Company’s borrowings under the Yorkville Advisors Loan. There were no such losses recorded in the prior year comparative period.
Loss on change in fair value of related party debt
Loss on change in fair value of related party debt was $13.8 million for the fiscal year ended May 31, 2024. Approximately $8.1 million was due to the valuation associated with the Company’s borrowings under the AI Bridge Loan and $5.7 million was due to the valuation associated with warrants issued to AI Bridge Funding LLC. There were no such losses recorded in the prior year comparative period.
Loss on extinguishment of debt
Loss on extinguishment of debt increased $2.4 million from $0.1 million for the fiscal year ended May 31, 2023 to $2.5 million for the fiscal year ended May 31, 2024. The increase was driven by the termination fees to extinguish the B. Riley related party loan during the fiscal year ended May 31, 2024.
Income tax benefit
Income tax benefit decreased $0.6 million, or 118%, from a $0.5 million benefit for the fiscal year ended May 31, 2023 to a $0.1 million expense for the fiscal year ended May 31, 2024. This change was driven by a change in valuation allowance for the fiscal year ended May 31, 2024 compared to the fiscal year ended May 31, 2023.
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
These non-GAAP financial measures are provided as supplemental measures to the Company’s performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Further, these non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this Annual Report on Form 10-K have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that the Company’s future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate the Company’s business.
Change in Presentation
Beginning in the fiscal third quarter of 2024, the Company updated its presentation of non-GAAP financial measures. As a result of this updated presentation, the Company no longer excludes start-up costs as an adjustment to operating loss, net loss, or EBITDA in our calculation of Adjusted operating loss, Adjusted net loss attributable to Applied Digital Corporation, Adjusted net loss attributable to Applied Digital Corporation per diluted share, and Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted net loss attributable to Applied Digital Corporation, and Adjusted net loss attributable to Applied Digital Corporation per diluted share are non-GAAP financial measures and are defined below.
Adjusted Operating Loss, Adjusted Net Loss, and Adjusted Net Loss per Diluted Share
“Adjusted Operating Loss” and “Adjusted Net Loss” are non-GAAP financial measures that represent operating loss and net loss, respectively, excluding stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, non-recurring research and development expenses, loss on classification of held for sale, accelerated depreciation and amortization, and loss on legal settlement. Adjusted Net Loss is Adjusted Operating Loss further adjusted for the losses associated with changes in fair value of debt, related party debt and warrants issued to to related parties, as well as the loss on extinguishment of debt. We define “Adjusted Net Loss per Diluted Share” as Adjusted Net Loss divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, non-recurring research and development expenses, loss on classification as held for sale, accelerated depreciation and amortization, the losses associated with changes in fair value of debt, related party debt and warrants issued to related parties, as well as the loss on extinguishment of debt and the loss on legal settlement.
Reconciliation of GAAP to Non-GAAP Measures

	Fiscal Year Ended
$ in thousands	May 31, 2024	May 31, 2023
Adjusted operating loss
Operating loss (GAAP)	$(99,023)	$(44,055)
Stock-based compensation	17,108	32,072
Non-recurring repair expenses (a)	1,224	—
Diligence, acquisition, disposition and integration expenses (b)	5,838	2,164
Litigation expenses (c)	1,589	—
Research and development expenses (d)	169	893
Loss on classification as held for sale	15,417	—
Accelerated depreciation and amortization (e)	4,307	—
Loss on legal settlement	2,380	—
Other non-recurring expenses (f)	—	1,606
Adjusted operating loss (Non-GAAP)	$(50,991)	$(7,320)
Adjusted operating margin	(31)%	(13)%

Adjusted net loss attributable to Applied Digital Corporation
Net loss attributable to Applied Digital Corporation (GAAP)	$(149,274)	$(44,646)
Stock-based compensation	17,108	32,072
Non-recurring repair expenses (a)	1,224	—
Diligence, acquisition, disposition and integration expenses (b)	5,838	2,164
Litigation costs (c)	1,589	—
Research and development expenses (d)	169	893
Loss on classification as held for sale	15,417	—
Accelerated depreciation and amortization (e)	4,307	—
Loss on change in fair value of debt	7,401	—
Loss on change in fair value of related party debt	8,116	—
Loss on fair value of warrants issued to related parties	5,696	—
Loss on extinguishment of debt	2,507	94
Loss on legal settlement	2,380	—
Other non-recurring expenses (f)	—	1,511
Adjusted net loss attributable to Applied Digital Corporation (Non-GAAP)	$(77,522)	$(7,912)
Adjusted net loss attributable to Applied Digital Corporation per diluted share (Non-GAAP)	$(0.68)	$(0.08)

EBITDA and Adjusted EBITDA
Net loss attributable to Applied Digital Corporation (GAAP)	$(149,274)	$(44,646)
Interest expense, net	26,832	1,980
Income tax expense (benefit)	96	(523)
Depreciation and amortization (e)	79,360	7,267
EBITDA (Non-GAAP)	$(42,986)	$(35,922)
Stock-based compensation	17,108	32,072
Non-recurring repair expenses (a)	1,224	—
Diligence, acquisition, disposition and integration expenses (b)	5,838	2,164
Litigation expenses (c)	1,589	—
Research and development expenses (d)	169	893
Loss on classification as held for sale	15,417	—
Loss on change in fair value of debt	7,401	—
Loss on change in fair value of related party debt	8,116	—
Loss on fair value of warrants issued to related parties	5,696	—
Loss on extinguishment of debt	2,507	94
Loss on legal settlement	2,380	—
Other non-recurring expenses (f)	—	1,511
Adjusted EBITDA (Non-GAAP)	$24,459	$812
(a)Represents costs incurred in the repair and replacement of equipment at the Company's Ellendale data center hosting facility as a result of the previously disclosed power outage.
(b)Represents legal, accounting and consulting costs incurred in association with certain discrete transactions and projects.
(c)Represents non-recurring litigation expense associated with the Company’s defense of class action lawsuits and legal fees related to matters with certain former employees. The Company does not expect to incur these expenses on a regular basis.

(d)Represents specific non-recurring research and development activities related to the Company’s business expansion that the Company does not expect to incur on a regular basis.
(e)Represents the acceleration of expense related to transformers that were abandoned by the Company due to operational failure or other reasons. Depreciation and amortization in this amount is included in Depreciation and Amortization expense within the Company’s calculation of EBITDA, and therefore is not added back as a management adjustment in the Company’s calculation of Adjusted EBITDA.
(f)Represents expenses that are not representative of the Company’s expected ongoing costs and is presented for comparative purposes only.
Sources of Liquidity and Capital Resources
As of May 31, 2024, we had unrestricted cash and cash equivalents of $3.3 million and negative working capital of $355.3 million, inclusive of assets held for sale. Historically we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term and related party loans, issuance of common stock, and the receipt of contractual deposits and revenue payments from customers.
See "Note 6 - Related Party Transactions" and "Note 7 - Debt" in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our term and related party loans.
On May 23, 2023, we received funding of $36.5 million, net of issuance fees, pursuant to the B. Riley Loan and Security Agreement. During the fiscal year ended May 31, 2024, we borrowed an additional $8.0 million and early repaid the total outstanding balance of $44.5 million. Interest expense and deferred issuance cost amortization associated with the loan was $0.7 million for the fiscal year ended May 31, 2024. We recognized a $2.5 million loss on debt extinguishment associated with the early repayment of the outstanding balance for the fiscal year ended May 31, 2024. See “Note 6 - Related Party Transactions” and “Note 6 – Related Party Transactions” for further discussion of the B. Riley Loan and Security Agreement.
On June 27, 2023, we began issuing and selling common stock under an "at the market" sales agreement, with Craig-Hallum Capital, pursuant to which we may sell up to $125 million in aggregate proceeds from sales of common stock. During the fiscal year ended May 31, 2024, we sold approximately 18.9 million shares in total. Net proceeds, less commission and legal fees of approximately $4.0 million, were approximately $121.2 million. The at the market offering was completed in December 2023.
On January 30, 2024, we issued the AI Bridge Loan and received $15 million, net of issuance fees. See “Note 6 –Related Party Transactions” for further discussion of the AI Bridge Loan.
On February 8, 2024, we received funding of $3.6 million, net of issuance fees, pursuant to the Vantage Transformer Loan. The proceeds of the Vantage Transformer Loan were used to fund a transformer for our HPC location in Ellendale. See “Note 7 – Debt” for further discussion of the Vantage Transformer Loan.
On March 14, 2024, APLD – Rattlesnake Den I LLC, our subsidiary, entered into a purchase and sale agreement with Mara Garden City LLC, a Delaware limited liability company and a subsidiary of Marathon Digital Holdings, Inc., pursuant to which Rattlesnake Den I agreed to sell to Mara Garden City LLC its data center facility located in Garden City, Texas. The Garden City Transaction closed on April 1, 2024 and we received net cash proceeds of approximately $61.1 million. In addition, as of the date of this report, we have received the remaining $25 million of the purchase price held in escrow.
During the fiscal year ended May 31, 2024, we received $148.1 million in payments for future data center hosting services.
Further, during March 2024, we received funding under the Cornerstone Bank Loan. The funding, net of issuance fees, totaled $15.7 million. See "Note 7 - Debt" for further discussion of the Cornerstone Bank Loan.
On March 27, 2024, we entered into the March PPA with YA Fund. In accordance with the terms of the March PPA, on March 27, 2024, YA Fund agreed to advance to us up to $50 million, pursuant to the Initial YA Notes. On May 24, 2024, we entered into the May PPA with YA Fund. In accordance with the terms of the May PPA, YA Fund agreed to advance $42.1 million, less a five percent original issue discount, to the Company pursuant the May Note.

On May 16, 2024, we entered into the Dealer Manager Agreement with the “Dealer Manager, pursuant to which the Dealer Manager has agreed to serve as our agent and dealer manager for our offering of up to 2,000,000 shares of Series E Preferred Stock. As of the date of this report, we sold approximately 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million in total.
During the month ended May 31, 2024, we began sales of common stock under a new “at the market” sale agreement with Roth Capital Partners, LLC pursuant to which we could sell up to $25 million in aggregate proceeds of common stock. As of the date of this report, we have sold approximately 2.7 million shares for net proceeds of approximately $9.6 million in total. Commission and legal fees related to the issuance totaled $0.3 million. The at the market offering was completed in June 2024.
Funding Requirements
We have experienced net losses through the period ended May 31, 2024. Our transition to profitability is dependent on the successful operation of our three lines of business.
We expect to have sufficient liquidity, including cash on hand, payments from customers, access to debt financing, and access to public capital markets, to support ongoing operations and meet our working capital needs for at least the next 12 months and all of our known requirements and plans for cash. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our ongoing operations and development plans. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case, we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations. We believe that the significant investments in property and equipment will remain throughout fiscal year 2025 as we continue construction of our HPC hosting facilities and acquire assets to support our Cloud Services Business.
Summary of Cash Flows
The following table provides information about the Company’s net cash flow for the fiscal year ended May 31, 2024 and May 31, 2023, respectively.

	Fiscal Year Ended
$ in thousands	May 31, 2024	May 31, 2023
Net cash provided by operating activities	$13,793	$58,735
Net cash used in investing activities	(172,436)	(132,088)
Net cash provided by financing activities	146,757	70,628
Net decrease in cash and cash equivalents	(11,886)	(2,725)
Cash, cash equivalents, and restricted cash at beginning of year	43,574	46,299
Cash, cash equivalents, and restricted cash at end of period	$31,688	$43,574
Commentary on the change in cash flows between the Fiscal Years Ended May 31, 2024 and May 31, 2023
Operating Activities
The net cash provided by operating activities decreased by $44.9 million, or 77%, from $58.7 million for the fiscal year ended May 31, 2023 to $13.8 million for the fiscal year ended May 31, 2024. The primary reasons for the change were a decrease in revenue prepayments received relative to revenue earned during the fiscal year ended May 31, 2024, as well as an increase in payments associated with our operating leases, partially offset by a large increase in accounts payable.

Investing Activities
The net cash used in investing activities increased by $40.3 million, from $132.1 million for the fiscal year ended May 31, 2023 to $172.4 million for the fiscal year ended May 31, 2024. The primary reason for the change was an increase in lease prepayments made for leases on hosting equipment to support the Company’s Cloud Services Business during the fiscal year ended May 31, 2024.This increase was partially offset by a decrease in investments in property and equipment during the fiscal year ended May 31, 2024 as the Company’s payments in the comparative periods for construction of the Ellendale, North Dakota and Garden City, Texas data center hosting facilities outpaced current period construction payments for the Garden City hosting facility and the Company’s HPC data centers.
Financing Activities
The net cash provided by financing activities increased by $76.1 million, or 108%, from $70.6 million for the fiscal year ended May 31, 2023 to $146.8 million for the fiscal year ended May 31, 2024. The primary reasons for the change were the receipt of net proceeds from the Company’s common stock offerings, the YA Notes and the increase in related party debt proceeds, which were partially offset by an increase in debt repayments and an increase in finance lease payments during the fiscal year ended May 31, 2024.
Off Balance Sheet Arrangements
None.
Recent Accounting Pronouncements
For a discussion of recently issued financial accounting standards, refer to "Note 2 - Basis of Presentation and Significant Accounting Policies", in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates and Significant Judgements
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
We have identified three reportable business segments: data center hosting (“Data Center Hosting Business”), cloud services (“Cloud Services Business”) and high-performance compute hosting (“HPC Hosting Business”). Intercompany transactions between segments are excluded for management reporting purposes.
The Data Center Hosting Business operates data centers to provide energized space to crypto mining customers. Customer-owned hardware is installed in our facilities and we provide operational and maintenance services for a fixed fee.
The Cloud Services Business operates through our wholly owned subsidiary, Applied Digital Cloud, and provides cloud services to customers, such as AI and machine learning developers, to develop their advanced products. Customers pay us a fixed rate in exchange for an energized space supported by Company-provided equipment primarily at facilities owned and operated by third parties.
The HPC Hosting Business designs, builds, and operates data centers which are designed to support HPC applications using advanced and sophisticated infrastructures to provide services to customers.

Revenue Recognition
Data Center Hosting Revenue
We provide energized space to customers who locate their hardware within our co-hosting facility. All Data Center Hosting performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Customers pay us a fixed rate in exchange for an energized space supported by customer-provided equipment. Revenue is recognized based on the contractual fixed rate, net of any credits for non-performance, over the term of the agreements. Any ancillary revenue for other services is generally recognized at a point in time when the services are complete. Customer contracts include advance payment terms. All advanced service payments are recorded as deferred revenue and are recognized as revenue once the related service is provided.
Cloud Services Revenue
We also provide managed cloud infrastructure services to customers, such as AI and machine learning developers, to help develop their advanced products. Customers pay us a fixed rate in exchange for managed cloud services supported by Company-provided equipment. Revenues are recognized based on the fixed rate, net of any credits for non-performance, over the term of the agreements.
Revenue by segment (excluding the HPC Hosting Business as that segment has no revenue) was as follows (in thousands):

	Fiscal year ended
	May 31, 2024	May 31, 2023
Data Center Hosting Business	$136,618	$55,392
Cloud Services Business	28,957	—
Total revenue	$165,575	$55,392
Stock-based Compensation
We account for stock-based compensation with performance conditions by recognizing expense ratably over the requisite service period once we conclude that it is probable that the performance conditions will be achieved. Our conclusion as to the probability of achievement is complex and requires judgment. In addition, we make estimates around the service period for certain performance awards that are probable of being achieved. We may revise our estimate when we determine that it is probable that the performance condition will be achieved within a different time period.
We reassess the probability related to vesting and the requisite service period at each reporting period, and recognize a cumulative catch up adjustment for such changes in our probability assessment in subsequent reporting periods. Our determination of probability is based on historical metrics, future projections, and our historical performance against such projections.
Fair Value Measurements
AI Warrants
We measure the AI Warrants issued to AI Bridge Funding LLC (See “Note 9 - Stockholders' Equity” for further discussion) at fair value. We engaged a third party valuation specialist to assist management in its determination of the fair value of the AI Warrants using a Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs.
Yorkville Convertible Debt
The fair value of the YA Notes was calculated on an as-converted basis using quoted market prices of our outstanding common stock as of May 31, 2024. In assuming full conversion of the outstanding debt balance, we used the same terms as the YA Notes, including a 5% discount on the lowest daily volume weighted average price for the 5 days preceding May 31, 2024. Using a conversion price of $4.01 per share, we estimated the number of shares that would need to be issued to settle the debt to be 18,969,939 shares. Applying the stock price on close of market May 31, 2024 of $4.23 per share, management determined the fair value of the YA Notes to be $80.2 million. The Company recorded a loss on the change in fair value of debt of $7.4 million in its consolidated statements of operations.

Impairment of Long-Lived Assets
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We also evaluate the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, we determine the recoverability of our long-lived assets by comparing the carrying value of our long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value.
The Company recorded impairment expense on long-lived assets of $0.5 million and $0.2 million for the fiscal years ended May 31, 2024 and 2023, respectively.
Going Concern
On a quarterly basis, we assess going concern uncertainty for our consolidated financial statements to determine if we have sufficient cash and cash equivalents on hand and working capital to operate for a period of at least one year from the date our consolidated financial statements are issued or are available to be issued (the “look-forward period”). Based on conditions that are known and reasonably knowable to us, we consider various scenarios, forecasts, projections, and estimates, and we make certain key assumptions, including the timing and nature of projected cash expenditures or programs, among other factors, and our ability to delay or curtail those expenditures or programs within the look-forward period, if necessary. When management is aware, in making its assessment, of material uncertainties related to events or conditions that may cast substantial doubt upon the Company’s ability to continue as a going concern those uncertainties are disclosed.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences that exist between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as net operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Applied Digital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Applied Digital Corporation (the “Company”) as of May 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

New York, NY
August 30, 2024

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and par value data)

	May 31, 2024	May 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,339	$28,999
Restricted cash	21,349	14,575
Accounts receivable	3,847	82
Prepaid expenses and other current assets	1,343	2,012
Current assets held for sale	384	—
Total current assets	30,262	45,668
Property and equipment, net	340,381	198,151
Operating lease right of use assets, net	153,611	1,290
Finance lease right of use assets, net	218,683	14,303
Other assets	19,930	4,545
TOTAL ASSETS	$762,867	$263,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116,117	$6,446
Accrued liabilities	26,282	9,960
Current portion of operating lease liability	21,705	320
Current portion of finance lease liability	107,683	5,722
Current portion of debt	10,082	7,950
Current portion of debt, at fair value	35,836	—
Customer deposits	13,819	32,560
Related party customer deposits	1,549	3,810
Deferred revenue	37,674	47,168
Related party deferred revenue	1,692	1,524
Due to customer	13,002	—
Other current liabilities	96	—
Total current liabilities	385,537	115,460
Long-term portion of operating lease liability	109,740	1,005
Long-term portion of finance lease liability	63,288	8,334
Long-term debt ($44,407 as of May 31, 2024, and $0 as of May 31, 2023 at fair value)	79,472	33,222
Long-term related party loan	—	35,257
Other long-term related party liabilities	—	1,000
Total liabilities	638,037	194,278
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 166,666,667 shares authorized, 144,083,944 shares issued and 139,051,142 shares outstanding at May 31, 2024, and 100,927,358 shares issued and 95,925,630 shares outstanding at May 31, 2023	144	101
Treasury stock, 5,032,802 shares at May 31, 2024 and 5,001,728 shares at May 31, 2023, at cost	(62)	(62)
Additional paid in capital	374,738	160,194
Accumulated deficit	(249,990)	(100,716)
Total stockholders’ equity attributable to Applied Digital Corporation	124,830	59,517
Noncontrolling interest	—	10,162
Total stockholders' equity including noncontrolling interest	124,830	69,679
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$762,867	$263,957
See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal Year Ended
	May 31, 2024	May 31, 2023
Revenue:
Revenue	$150,814	$40,984
Related party revenue	14,761	14,408
Total revenue	165,575	55,392
Costs and expenses:
Cost of revenues	148,340	44,388
Selling, general and administrative (1)	98,461	55,059
Loss on classification as held for sale	15,417	—
Loss from legal settlement	2,380	—
Total costs and expenses	264,598	99,447
Operating loss	(99,023)	(44,055)
Interest expense, net (2)	26,832	1,980
Loss on change in fair value of debt	7,401	—
Loss on change in fair value of related party debt	13,812	—
Loss on extinguishment of debt (3)	2,507	94
Net loss before income tax expenses	(149,575)	(46,129)
Income tax expense (benefit)	96	(523)
Net loss	(149,671)	(45,606)
Net loss attributable to noncontrolling interest	(397)	(960)
Net loss attributable to Applied Digital Corporation	$(149,274)	$(44,646)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(1.31)	$(0.48)
Basic and diluted weighted average number of shares outstanding	114,061,414	93,976,233
(1)Includes related party selling, general and administrative expense of $0.6 million and $0.1 million for the fiscal years ended May 31, 2024 and May 31, 2023, respectively.
(2)Includes related party interest expense of $5.7 million and $0.1 million for the fiscal years ended May 31, 2024 and May 31, 2023, respectively.
(3)Amounts included in the fiscal year ended May 31, 2024 are related to the extinguishment of related party debt.
See accompanying notes to the consolidated financial statements and, specifically, Note 6 - Related Party Transactions for further discussion of related party transactions.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended May 31, 2024 and 2023
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2022	97,837,703	$98	(36,296)	$(62)	$128,293	$(56,070)	$72,259	$6,976	$79,235
Issuance of common stock from stock plans	3,089,655	3	—	—	(3)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(168)	—	(168)	—	(168)
Stock-based compensation	—	—	—	—	32,072	—	32,072	—	32,072
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	4,146	4,146
Common stock forfeited	—	—	(4,965,432)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(44,646)	(44,646)	(960)	(45,606)
Balance, May 31, 2023	100,927,358	101	(5,001,728)	(62)	160,194	(100,716)	59,517	10,162	69,679
Shares issued in offering, net of costs	21,600,722	23	—	—	130,826	—	130,849	—	130,849
Issuance of common stock from stock plans	6,894,166	6	—	—	(6)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(861)	—	(861)	—	(861)
Conversions of debt	13,213,727	13	—	—	52,047	—	52,060	—	52,060
Issuance of warrants, at fair value	—	—	—	—	5,696	—	5,696	—	5,696
Share cancellations	(36,296)	—	(31,074)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,362	—	17,362	—	17,362
Stock issuance costs	—	—	—	—	(284)	—	(284)	—	(284)
Net loss	—	—	—	—	—	(149,274)	(149,274)	(397)	(149,671)
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Balance, May 31, 2024	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830	$—	$124,830

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands)

	Fiscal Year Ended
	May 31, 2024	May 31, 2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(149,671)	$(45,606)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,360	7,614
Stock-based compensation	17,362	32,072
Lease expense	13,944	—
Deferred income taxes	—	(540)
Loss on extinguishment of debt	2,507	94
Loss on legal settlement	2,380	—
Non cash interest expense	5,214	410
Loss on classification as held for sale	15,417	—
Loss on change in fair value of debt	7,401	—
Loss on change in fair value of related party debt	13,812	—
Changes in operating assets and liabilities:
Accounts receivable	(3,765)	145
Prepaid expenses and other current assets	899	(766)
Other assets	327	364
Accounts payable	41,840	(13,750)
Accrued liabilities	21,601	7,485
Due to customer	13,002	—
Lease assets and liabilities	(47,479)	(446)
Customer deposits	(8,770)	24,584
Related party customer deposits	(2,261)	2,261
Deferred revenue	(9,494)	44,245
Related party deferred revenue	168	569
CASH FLOW PROVIDED BY OPERATING ACTIVITIES	13,794	58,735
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(141,809)	(131,278)
Proceeds from sale of investment securities	—	—
Proceeds from sale of assets	19,852	—
Finance lease prepayments	(50,089)	—
Purchases of investments	(390)	(810)
CASH FLOW USED IN INVESTING ACTIVITIES	(172,436)	(132,088)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(59,967)	(3,353)
Borrowings of long-term debt	116,554	45,650
Borrowings of related party debt	28,000	36,500
Repayment of long-term debt	(21,714)	(10,032)
Repayment of related party debt	(45,500)	—
Payment of deferred financing costs	(320)	(567)
Payment of related party deferred financing costs	—	(1,548)
Proceeds from issuance of common stock, net of costs	130,849	—
Common stock issuance costs	(284)	—
Tax payments for restricted stock upon vesting	(861)	(168)
Noncontrolling interest contributions	—	4,146
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	146,757	70,628

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(11,885)	(2,725)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	43,574	46,299
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$31,689	$43,574

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands) continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	Fiscal Year Ended
	May 31, 2024	May 31, 2023
Interest paid	$17,782	$1,118
Income taxes paid	$5	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$159,153	$—
Finance right-of-use assets obtained by lease obligation	$227,047	$8,693
Property and equipment in accounts payable and accrued liabilities	$85,019	$9,384
Extinguishment of non-controlling interest	$9,765	$—
Conversion of debt to common stock	$52,060	$—
Issuance of warrants, at fair value	$5,696	$—

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024

1.    Business and Organization
Applied Digital Corporation (the “Company”), is a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers. The Company has three reportable segments. Financial information for each segment is contained in "Note 13 - Business Segments".
All references to “Applied Digital Corporation,” “we,” “us,” “our” or the “Company” mean Applied Digital Corporation and its subsidiaries.
2.    Basis of Presentation and Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned and controlled subsidiaries. Intercompany investments, balances and transactions have been eliminated in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents, income taxes, leases, stock-based compensation and contingencies. Although these estimates are based on historical facts and various other assumptions that we believe are reasonable, actual results could differ from those estimates.
Revenue Recognition
Data Center Hosting Revenue
The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. All Data Center Hosting performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Customers pay a fixed rate to the Company in exchange for an energized space. Customer equipment (primarily servers) are installed and managed by Company personnel. Revenue is recognized based on the contractual fixed rate, net of any credits for non-performance, over the term of the agreements. Any ancillary revenue for other services is generally recognized at a point in time when the services are complete. Customer contracts include advance payment terms. All advanced service payments are recorded as deferred revenue and are recognized as revenue once the related service is provided.
Cloud Services Revenue
The Company also provides managed cloud infrastructure services to customers, such as AI and machine learning developers, to help develop their advanced products. Customers pay a fixed rate to the Company in exchange for managed cloud services supported by Company-provided equipment. Revenues are recognized based on the fixed rate, net of any credits for non-performance, over the term of the agreements.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
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
Segments
The Company has identified three reportable segments: cloud services (“Cloud Services Business”), high-performance compute hosting (“HPC Hosting Business”), and data center hosting (“Data Center Hosting Business”). The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources on both a consolidated basis and on the basis of these three reportable segments. Intercompany transactions between segments are excluded for management reporting purposes.
The Data Center Hosting Business operates data centers to provide energized space to crypto mining customers. Customer-owned hardware is installed in the Company’s facilities and the Company provides operational and maintenance services for a fixed fee.
The Cloud Services Business operates through our wholly-owned subsidiary, Applied Digital Cloud Corporation, and provides cloud services to customers, such as AI and machine learning developers, to develop their advanced products. Customers pay a fixed rate to the Company in exchange for an energized space supported by Company-provided equipment.
The HPC Hosting Business designs, builds, and operates data centers which are designed to support high-compute applications using advanced and sophisticated infrastructures to provide services to customers.
Reclassifications
Balance Sheet
We have reclassified certain prior period amounts in our consolidated balance sheets to conform to our current period presentation. Specifically, we have reclassified “Accounts payable and accrued expenses” to separate captions of “Accounts payable” and “Accrued expenses.” We have also reclassified the presentations of restricted cash from “Prepaid expenses and other current assets” to its own caption of “Restricted cash”, security deposits from “Prepaid expenses and other current assets” to “Other assets” and construction and asset deposits from “Other assets” to “Property and equipment, net.” Finally, we have condensed “Sales and use tax payable” into “Accrued expenses.”
Income Statement
We have reclassified certain prior period revenue amounts from “Revenue” to “Related party revenue” and have reclassified interest income from “Selling, general and administrative” expense to “Interest expense, net” in our consolidated statement of operations to conform to our current period presentation.
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
The Company has restricted cash related to its letters of credit totaling $28.3 million, which is held in money market funds. The Company is required to keep these balances in separate accounts for the duration of the letter of credit agreements,

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
which have terms of up to two years. These letters of credit were issued in lieu of security deposits. The Company considers the money market funds to be Level 1 which the Company believes approximates fair value.
Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of May 31, 2024 and May 31, 2023 were as follows (in thousands):

	May 31, 2024	May 31, 2023
Cash and cash equivalents	$3,339	$28,999
Restricted cash	21,349	14,575
Restricted cash included in other assets	7,000	—
Total Cash, Cash Equivalents, and Restricted Cash	$31,688	$43,574
Liquidity
As noted above, the Company had a working capital deficit of $355.3 million which raises substantial doubt about the Company's ability to continue as a going concern. Based on an analysis of subsequent events which are disclosed in "Note 15 - Subsequent Events", the Company believes that substantial doubt to continue as a going concern has been alleviated. Therefore, the Company has sufficient liquidity to meet its obligations as they become due for at least twelve months from the date these financial statements were issued.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (see "Note 3 - Property and Equipment"). Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is included in earnings. Depreciation expense includes the amortization of assets recorded in association with our leases. Leasehold improvements and assets recorded in association with our leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset. Construction in progress represents assets received but not placed into service as of May 31, 2024.
Impairment or Disposal of Long-Lived Assets
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We also evaluate the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, we determine the recoverability of our long-lived assets by comparing the carrying value of our long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company recorded impairment expense on long-lived assets of $0.5 million and $0.2 million for the fiscal years ended May 31, 2024 and 2023, respectively.
Assets Held For Sale
The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets.
Lease Accounting
The Company determines whether an arrangement contains a lease at the inception of the arrangement. The Company leases office space and colocation space under operating leases and equipment under finance leases. If a lease is

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
determined to exist, the term of such lease is assessed based on the date on which the underlying asset is made available for the Company’s use by the lessor, which is the commencement date. For leases with renewal periods or early terminations at the Company’s option, the Company determines the expected lease term based on whether the exercise of any renewal options or early terminations are reasonably certain at the inception of the lease.
At the commencement date of a lease, we recognize a right-of-use asset representing our right to use the underlying asset during the lease term and a lease liability for the present value of the future lease payments. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments.
For operating leases, we recognize fixed lease expense on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term. Variable lease costs are recognized as incurred. Assets and liabilities related to finance leases are presented in separately from those relating to operating leases on our consolidated balance sheets. We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets.
Stock-based compensation
The Company measures stock-based compensation cost at fair value on the date of grant for all share-based awards and recognizes compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award. For performance awards, the Company recognizes expense in the period in which vesting becomes probable. The Company accounts for forfeitures as they occur.
Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities convertible into, or other contracts to issue, common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of the exercise of stock warrants, the conversion of existing debt agreements, and service-based and performance-based restricted stock units, respectively, determined using the treasury stock method. Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net income per share.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences that exist between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as net operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.
The Company's policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as components of income tax expense.
Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.
For further information on income taxes, see "Note 8 - Income Taxes" below.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosure. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024, with early adoption is permitted, and retrospective adoption required. We are currently evaluating the extent of the impact of this ASU on disclosures in our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. We are currently evaluating the impact of adopting this ASU on our disclosures.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
3.    Property and Equipment
Property and equipment, net consisted of the following as of May 31, 2024 and 2023 (in thousands):

	Estimated Useful Life	May 31, 2024	May 31, 2023
Networking equipment, electrical equipment, and software	5 years	$32,517	$21,173
Electric generation and transformers	15 years	9,933	4,655
Land and building
Building	39 years	103,990	63,350
Land		6,205	2,152
Land improvements	15 years	1,380	1,293
Leasehold improvements	3 years - 7 years	1,051	—
Construction in progress		190,162	108,784
Other equipment and fixtures	5 years - 7 years	9,552	1,684
Total cost of property and equipment		354,790	203,091
Accumulated depreciation		(14,409)	(4,940)
Property and equipment, net		$340,381	$198,151
Depreciation expense totaled $15.8 million and $3.9 million for the fiscal years ended May 31, 2024 and 2023, respectively.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customer for the fiscal years ended May 31, 2024 and 2023:

	May 31, 2024	May 31, 2023
Customer A	62%	24%
Customer B	—%	20%
Customer C	—%	19%
Customer D	—%	14%
Customer E	—%	12%
Customer F	—%	11%
Customer G	12%	—%
Deferred Revenue
Changes in the Company's deferred revenue balances for the fiscal year ended May 31, 2024 and May 31, 2023, respectively, are shown in the following table (in thousands):

	May 31, 2024	May 31, 2023
Balance, beginning of period	$48,692	$3,877
Advance billings	148,131	100,072
Revenue recognized	(165,028)	(55,392)
Other adjustments	7,571	135
Less: Related party balances	(1,692)	(1,524)
Balance, end of period	$37,674	$47,168
Customer Deposits
Changes in the Company's customer deposits balances for the years ended May 31, 2024 and 2023, respectively, are shown in the following table (in thousands):

	May 31, 2024	May 31, 2023
Balance, beginning of period	$36,370	$9,524
Customer deposits received	3,395	26,980
Customer deposits applied	(12,633)	—
Other adjustments	(11,764)	(135)
Less: Related party balances	(1,549)	(3,810)
Balance, end of period	$13,819	$32,559
5.     Asset Disposition
On March 14, 2024, the Company entered into a purchase and sale agreement to sell the Garden City data center hosting facility for a total cash consideration of up to $87.3 million (the “Cash Purchase Price”). As part of the agreement, a part of the Cash Purchase Price consists of contingent consideration in the amount of $25 million (held in escrow), in the event the Company is able to assist the buyer in receiving regulatory approval for additional megawatt energization for the Garden City data center hosting facility within 120 days after the transaction closing (the “Contingent Amount”). Subsequent to the fiscal year end, the Contingent Amount was finalized. See discussion in "Note 15 - Subsequent Events".
The Company has calculated the loss on assets held for sale as of February 29, 2024 based on the agreed upon purchase price with Marathon on March 14, 2024. The Company notes that the purchase agreement contains a $34.0 million “holdover” amount, which includes the Contingent Amount that is conditionally owed to the Company if additional energy capacity at the facility receives regulatory approval within 120 days of closing. In the event the requisite regulatory approval is not received, however, the Company may be obligated to pay to the Marathon $34.0 million, inclusive of the Contingent Amount. For purposes of applying the fair value as of February 29, 2024, the Company did not consider

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
achievement of this approval probable, and therefore has not considered any of the holdover amount when calculating the implied purchase price and fair value.
Further, the Company notes that Marathon will release approximately $10.0 million of deferred revenue held by the Company in conjunction with the closing of the transaction. The Company also notes that Marathon will receive all assets related to the facility but is only assuming the ground lease liabilities, and the remaining $5.1 million of equipment lease liabilities are the responsibility of the Company to pay off at closing. Accordingly, the Company has excluded these lease liabilities in its calculation of fair value below. See below for the Company’s calculation of the implied transaction price and fair value and the resulting loss on the classification of assets as held for sale (in thousands):

Maximum Purchase Price	$87,329
Less: Conditional Amount	(34,000)
Cash Consideration	53,329
Lease Liabilities Assumed	3,207
Deferred Revenue Released	9,971
Implied Fair Value	66,507
Less: Estimated Costs to Sell	(1,200)
Total fair value less costs to sell	$65,307

Loss calculation
Carrying value of assets sold	$87,030
Less: Fair value less costs to sell	65,307
Less: Purchase price accounting adjustments	6,306
Loss on classification of held for sale	$15,417
6.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the fiscal years ended May 31, 2024 and May 31, 2023 (in thousands):

	May 31, 2024	May 31, 2023
Customer D*	$8,005	$8,007
Customer E**	$6,756	$6,401
*Customer D is a subsidiary of an entity which is deemed to beneficially own over 5% of the Company's outstanding common stock.
**Customer E is 60% owned by an individual who is deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the individual filed a Schedule 13G to report the fact that as of the date thereof, the individual has ceased to be a beneficial owner of more than 5% of such class of securities. However, during fiscal year 2024, as more than 5% of the Company's outstanding common stock was held by the individual, the transactions were therefore considered related party transactions.
The following table illustrates related party deferred revenue and deposits balances as of May 31, 2024 and May 31, 2023 (in thousands):

	Customer D balances as of		Customer E balances as of
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Deferred revenue	$993	$1,474	$699	$50
Customer Deposits	$895	$2,450	$654	$1,360

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
Related Party Sublease Income
The Company receives sublease income from B. Riley Asset Management, which is also a wholly-owned subsidiary of B. Riley Financial, Inc. As previously disclosed, the Company’s Chairman and Chief Executive Officer, served as the President of B. Riley Asset Management, and effective February 5, 2024, resigned from that position. Sublease income is included in selling, general and administrative expenses in our consolidated statements of operations. The following table illustrates related party sublease income for the fiscal years ended May 31, 2024 and May 31, 2023 (in thousands):

	May 31, 2024	May 31, 2023
Sublease Income	$70	$103
B. Riley Loan
On May 23, 2023, Sai Computing LLC, a wholly-owned subsidiary of the Company, entered into a Loan and Security Agreement (the "B. Riley Loan and Security Agreement") with B. Riley Commercial Capital, LLC and B. Riley Securities, with the Company as Guarantor. The B. Riley Loan and Security Agreement provides for a term loan of up to $50 million in the principal with an interest rate of 9.00% per annum (the "B. Riley Loan"). The proceeds of the B. Riley Loan were used to help fund the buildout of the Company’s Cloud Services Business and data centers, and for general corporate purposes and working capital.
During the fiscal year ended May 31, 2024, the Company borrowed an additional $8.0 million and early repaid the total outstanding balance of $44.5 million. Interest expense and deferred issuance cost amortization associated with the loan was $0.7 million for the fiscal year ended May 31, 2024. The Company recognized a $2.5 million loss on debt extinguishment associated with the early repayment of the outstanding balance for the fiscal year ended May 31, 2024.
On February 5, 2024, the Company entered into a Termination of Loan and Security Letter (the “Termination Letter”) with B. Riley Commercial Capital, LLC and B. Riley Securities, Inc. which terminated the Loan and Security Agreement dated as of May 23, 2023, as amended, among the parties. At the time of the Termination Letter, all principal, interest and fees under the B. Riley Loan and Security Agreement had been paid in full. No early termination penalty was paid in connection with the Termination of Loan and Security letter.
AI Bridge Loan
On January 30, 2024, the Company issued an Unsecured Promissory Note (the “AI Bridge Loan”) payable to AI Bridge Funding LLC (the “Lender”), providing for an unsecured loan in the aggregate principal amount of up to $20.0 million. The Company elected to recognize the entire note at fair value under ASC 815, Derivatives and Hedging. During the fiscal year ended May 31, 2024, the Company recognized a total of $13.8 million loss on change in fair value of debt related to the AI Bridge Loan which is included in our consolidated statements of operations.
During the fiscal fourth quarter 2024, the principal balance of the note, $20.0 million as of May 1, 2024, was converted into common stock pursuant to the terms of the AI Bridge Loan resulting in the Company issuing 8,421,146 in shares of its common stock to the Lender. Accordingly, the AI Bridge Loan and the reserve of shares for issuance thereunder have been extinguished. See Note 9 - Stockholders' Equity for further discussion on the Company’s fair value considerations of the warrants issued. Pursuant to the terms of the AI Bridge Loan, the Company is obligated to pay to the Lender a repayment fee in an amount sufficient for the Lender to receive an aggregate amount equal to 1.25x the aggregate principal amount funded as loans by the Lender to the Company. As such, the Company recorded a total of $5.0 million in interest expense related to the AI Bridge Loan during the fiscal year ended May 31, 2024.
Affiliates of the Lender are both an investor in B. Riley Financial, Inc. and also an investment management client of B. Riley Asset Management. As previously disclosed, the Company’s Chairman and Chief Executive Officer, served as the President of B. Riley Asset Management, and effective February 5, 2024, resigned from that position.
Other Related Party Transactions
Related party transactions included within selling, general, and administrative expense on the consolidated statement of operations during the fiscal years ended May 31, 2024 and 2023 include the following:
•construction and consulting costs of $0.3 million and $0.1 million, respectively, to a company owned by a family member of the Company’s Chief Financial Officer.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
•software license fees of $0.2 million and $0.1 million, respectively, to a company whose chairman is also a member of the Company’s Board of Directors.
•consulting fees of $43,000 to a Board of Director member for sales consulting work. No such expenses were incurred during the fiscal year ended May 31, 2023.
7.    Debt
Long-term debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	May 31, 2024	May 31, 2023
Starion Term Loan	6.50%	July 2027	$10,021	$12,786
Vantage Garden City Loan	6.15%	April 2028	—	10,074
Starion Ellendale Loan	7.48%	February 2028	16,145	19,728
Vantage Transformer Loan	6.50%	February 2029	3,609	—
Cornerstone Bank Loan	8.59%	March 2029	15,576	—
Yorkville Convertible Debt	0.00%	April 2025	80,243	—
Other long-term debt			297	354
Deferred financing costs, net of amortization			(501)	(1,770)
Less: Current portion of debt			(10,082)	(7,950)
Long-term debt, net			$115,308	$33,222
Below is the weighted-average interest rate for the Company's term loans:

	May 31, 2024	May 31, 2023
Weighted-average interest rate	2.7%	13.4%
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of May 31, 2024 (in thousands):

FY25	$46,111
FY26	55,487
FY27	11,935
FY28	8,512
FY29	3,845
Total	$125,890
Letters of Credit
As of May 31, 2024, the Company had letters of credit totaling $28.3 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit term of 12 months or less within the Restricted Cash caption within current assets and any amounts with a related letter of credit term of over 12 months in Other Assets.
Starion Term Loan
On July 25, 2022, APLD Hosting, LLC, a wholly-owned subsidiary of the Company, entered into a loan agreement with Starion Bank and the Company as Guarantor (the “Starion Term Loan Agreement”). The Starion Term Loan Agreement provides for a term loan (the "Starion Term Loan") in the principal amount of $15.0 million with a maturity date of July 25, 2027. The Starion Term Loan is secured by the Jamestown hosting facility, a security interest in the substantially all of the assets of APLD Hosting LLC, and interests in all master hosting agreements related to the Jamestown hosting facility. The Starion Term Loan Agreement provides for an interest rate of 6.50% per annum. The Starion Term Loan Agreement

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
contains customary covenants, representations and warranties and events of default. The Company is not subject to financial covenants until May 31, 2024. At that time, the Company became subject to a debt service coverage ratio.
Vantage Garden City Loan
On November 7, 2022, APLD – Rattlesnake Den I, LLC, a wholly-owned indirect subsidiary of the Company, entered into a loan agreement (the “Vantage Garden City Loan Agreement”) with Vantage Bank Texas and the Company, as guarantor, which agreement provides for a term loan (the "Vantage Garden City Loan") in the principal amount of $15.0 million. The unpaid principal amount of the Vantage Garden City Loan will bear interest at a fixed rate of 6.15% per annum, and the Company may prepay the Vantage Garden City Loan, in whole or in part, without the payment of any fee or penalty. The Vantage Garden City Loan matures April 26, 2028. The Vantage Garden City Loan Agreement contains customary representations, warranties, covenants and events of default.
During the third quarter of fiscal year 2024, the Company approved plans to sell its Garden City facility. In accordance with the original loan agreement, the sale of the Garden City facility will cause the associated loan to become immediately callable by the lender as those assets were pledged as collateral for the loan. As such, the outstanding balance on the loan of $12.8 million was due immediately and paid during the fiscal fourth quarter of 2024. The transaction closed on April 1, 2024. The Company repaid the total balance of the Vantage Garden City Loan in connection with the closing of the transaction on April 1, 2024.
Starion Ellendale Loan
On February 16, 2023, APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, entered into a loan agreement with Starion Bank and the Company as Guarantor (the “Ellendale Loan Agreement”). The Ellendale Loan Agreement provides for a term loan (the "Ellendale Loan") in the principal amount of $20.0 million with a maturity date of February 3, 2028. The Ellendale Loan Agreement contains customary covenants, representations and warranties and events of default. The Ellendale Loan Agreement provides for an interest rate of 7.48% per annum. The Ellendale Loan is secured by the Ellendale facility, a security interest in the substantially all of the assets of APLD ELN-01 LLC, and a security interest in the form of a collateral assignment of Company’s rights and interests in all master hosting agreements related to the Ellendale Facility and records and data relating thereto. As of May 31, 2024, deferred costs related to the issuance of this loan totaled $0.1 million. As of May 31, 2024, the total balance outstanding under the Ellendale Loan Agreement was $16.1 million. The proceeds of the loan under the Ellendale Loan Agreement were used to fund expansion on the Ellendale, North Dakota hosting data center.
Vantage Transformer Loan
On February 8, 2024, APLD ELN-02 LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Vantage Bank and the Company as Guarantor (the “Vantage Transformer Loan”). The Vantage Transformer Loan provides for a term loan in the principal amount of $3.7 million with a maturity date of February 8, 2029. The Loan Agreement contains customary covenants, representations, warranties and events of default. The Vantage Transformer Loan provides for an interest rate of 6.50% per annum. The Vantage Transformer Loan is secured by a mortgage, security agreement and fixture financing statement covering certain real property situated in Dicey County, North Dakota. The proceeds of the Vantage Transformer Loan were used to fund a transformer for its HPC location in Ellendale. As of May 31, 2024, there was $3.6 million outstanding on the loan.
Cornerstone Bank Loan
On February 28, 2024, APLD GPU-01, LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement with Cornerstone Bank and the Company as Guarantor (the “Cornerstone Bank Loan”). The Cornerstone Bank Loan provides for a term loan in the principal amount of $16.0 million with a maturity date of March 1, 2029. The Cornerstone Bank Loan contains customary covenants, representations, warranties and events of default. The Cornerstone Bank Loan provides for an interest rate of 8.59% per annum. The Cornerstone Bank Loan is secured by a security interest in multiple Service Agreements for HPC based systems related to AI Cloud Computing Services. The proceeds of the Cornerstone Bank Loan will be used to finance, in part, existing improvements to real property. As of May 31, 2024, there was $15.6 million outstanding on the loan.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
Yorkville Convertible Debt
On March 27, 2024, the Company entered into a Prepaid Advance Agreement (the “March PPA”) with YA II PN, LTD. (“YA Fund”). In accordance with the terms of the March PPA, YA Fund agreed to advance up to $50 million, less a five percent original issue discount, to the Company pursuant to two convertible unsecured promissory notes (the “Initial YA Notes”). On May 24, 2024, the Company entered into another Prepaid Advance Agreement with YA Fund (the “May PPA”) and together with the March PPA, the “Prepaid Advance. In accordance with the terms of the May PPA, the Investor agreed to advance $42.1 million, less a five percent original issue discount, to the Company pursuant to a convertible unsecured promissory note (the “May Note” and together with the Initial YA Notes, the "YA Notes").
The YA Notes are convertible into shares of the Company’s common stock. Pursuant to the terms of the YA Notes, beginning on May 1, 2024, and so long as there is an outstanding balance under the YA Notes, YA Fund may, by providing a written conversion notice to the Company, convert a portion of the YA Notes at a price per share equal to the lower of: (a) $6.00 (Initial YA Notes) or $8.00 (May Note) and (b) 95% of the lowest daily volume weighted average price of the common stock during the five trading days immediately prior to the date of such conversion, subject to a floor price of $3.00, which floor price may be reduced from time to time by the Company. As of May 31, 2024, $16.0 million of the Initial YA Notes had been converted into approximately 4.8 million shares of common stock. Subsequent to the fiscal year end, additional shares were issued. See discussion in "Note 15 - Subsequent Events".
The YA Notes bear interest at an annual rate of zero percent (0%), provided, however, that for so long as an Event of Default (as defined in the YA Notes) has occurred and remains uncured, the interest on the principal outstanding balance under the outstanding YA Notes shall accrue at an annual rate of eighteen percent (18%). The Initial YA Notes mature on April 8, 2025 and the May Note matures on June 6, 2025. The Company incurred issuance costs and original issuance discounts totaling approximately $7.7 million associated with the issuance of the YA Notes. The Company has elected to present the Yorkville Convertible Debt at fair value in the consolidated balance sheets (see "Note 10 - Fair Value Measurements" for further discussion).
8.    Income Taxes
Income tax expense for the fiscal years ended May 31, 2024 and 2023 consisted of the following (in thousands):

	May 31, 2024	May 31, 2023
Current expense (benefit)
Federal	$—	$—
Foreign	—	—
State	96	18
Total current expense	96	18
Deferred expense (benefit)
Federal	—	(540)
Foreign	—	—
State	—	—
Total deferred (benefit) expense	—	(540)
Total income tax (benefit) expense	$96	$(523)
The following table reconciles the statutory rate to our effective tax rate for the fiscal years ended May 31, 2024 and 2023:

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024

	May 31, 2024	May 31, 2023
Expected income tax rate at the U.S. statutory rate	21.0%	21.0%
Stock-based compensation	2.0%	(6.0)%
State income taxes, net of federal tax benefit	(0.1)%	—%
Convertible debt instruments	(2.1)%	—%
Change in valuation allowance	(19.8)%	(13.0)%
Other, net	(1.1)%	(0.8)%
Effective income tax rate	(0.1)%	1.2%
Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to the Company's deferred tax assets and liabilities for the fiscal years ended May 31, 2024 and 2023 are as follows (in thousands):

	May 31, 2024	May 31, 2023
Deferred tax assets:
Net operating loss	$42,810	$15,137
Stock-based compensation	2,758	3,068
Capitalized research and development	4,039	897
Interest expense	4,854	—
Convertible debt instruments	3,101	—
Lease liability	29,508	1,875
Other	662	360
Deferred tax assets, gross	87,732	21,337
Less: valuation allowance	(47,005)	(15,697)
Total deferred tax assets, net	40,727	5,640

Deferred tax liabilities:
Property and equipment	(6,202)	(3,712)
Right of use assets	(34,525)	(1,929)
Other	—	—
Total deferred tax liability, net	(40,727)	(5,640)
Net deferred tax asset	$—	$—
The Company had $284.8 million and $114.8 million of federal and state tax net operating losses as of May 31, 2024 and 2023, respectively. At May 31, 2024, $244.8 million is available indefinitely to offset future income. The remaining carryforward amounts expire at varying dates beginning in 2028.
A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company has recorded an increase in the valuation allowance of $31.3 million and $6.4 million as of May 31, 2024 and 2023, respectively. The Company has provided a valuation allowance for the portion of the deferred tax assets that it has determined are not more likely than not to be recognized.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income.
The Company is subject to U.S. federal and various state and local income tax. Tax years ending May 31, 2021 through May 31, 2024 are open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in these years may still be adjusted upon examination by the Internal Revenue Service ("IRS") or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other taxing jurisdictions for any tax years.
9.    Stockholders' Equity
Equity Plans
On October 9, 2021, the Company’s board of directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan, which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of May 31, 2024, the Company had issued awards for approximately 16.1 million shares of common stock of the Company under the plans. During the fiscal years ended May 31, 2024 and 2023, the Company recognized $17.3 million and $32.1 million in stock-based compensation, respectively.
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards granted for the fiscal year ended May 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2023	380,955	$2.22
Granted	716,726	4.09
Vested	(391,416)	2.30
Forfeited	(67,370)	4.75
Outstanding as of May 31, 2024	638,895	$4.01
As of May 31, 2024, total remaining expense to be recognized related to these awards was $2.1 million and the weighted average remaining recognition period for the unvested awards was 2.1 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted for the fiscal year ended May 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2023	12,465,935	$2.53
Granted	2,890,900	6.02
Vested	(6,361,996)	2.67
Forfeited	(639,759)	3.77
Outstanding as of May 31, 2024	8,355,080	$3.59
As of May 31, 2024, total remaining expense to be recognized related to these awards was $26.4 million and the weighted average remaining recognition period for the unvested awards was 1.8 years.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
Public Offerings
Craig-Hallum Capital Group LLC
During the fiscal year ended May 31, 2024, the Company completed sales of common stock under an "at the market" sale agreement with Craig-Hallum Capital Group LLC pursuant to which the Company could sell up to $125 million in aggregate proceeds of common stock. The Company sold approximately 18.9 million shares for net proceeds of approximately $121.2 million in total. Commission and legal fees related to the issuance totaled $4.0 million for the fiscal year ended May 31, 2024.
Roth Capital Partners LLC
During the month ended May 31, 2024, the Company began sales of common stock under a new "at the market" sale agreement with Roth Capital Partners, LLC pursuant to which the Company could sell up to $25 million in aggregate proceeds of common stock. As of May 31, 2024, the Company has sold approximately 2.7 million shares for net proceeds of approximately $9.6 million in total. Commission and legal fees related to the issuance were $0.3 million for the fiscal year ended May 31, 2024.
Extinguishment of Noncontrolling Interest
On August 31, 2023, pursuant to the joint venture agreement, the minority partner in 1.21 Gigawatts LLC exercised the option to exchange their interest in the joint venture for approximately 1.5 million shares, or a value of $9.8 million, of the Company’s common stock. The Company is the sole member of 1.21 Gigawatts LLC and has since August 31, 2023, reported all activity as attributable to the Company.
AI Bridge Warrants
On April 26, 2024, the Company entered into Amendment No. 2 (the “AI Amendment”) to the AI Bridge Loan pursuant to the which the Company issued warrants to purchase up to 3,000,000 shares of Common Stock subject to certain adjustments to AI Bridge Funding LLC Loan (the “AI Warrants”). The AI Warrants are exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years. 1,500,000 AI Warrants have an exercise price of $10.00 per share of Common Stock and 1,500,000 AI Warrants have an exercise price of $7.50 per share of Common Stock.
The AI Warrants were measured at fair value using a Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the AI Warrants was based on the following significant inputs:

Expected term	5 years
Stock price	$2.94
Volatility	105%
Risk-free rate	4.63%
Dividend yield	—%
The fair value of the AI Warrants is disclosed in loss on fair value of warrants issued to related parties on the consolidated statements of operations. The fair value of the $7.50 strike price and the $10.00 strike price AI Warrants was $1.96 and $1.84 per warrant, respectively. As of May 31, 2024, the fair value of the AI Warrants was $5.7 million and was recorded in the statement of stockholders' equity. The Company recorded a loss on the fair value on the date of issuance of the AI Warrants of $5.7 million in the consolidated statements of operations for the fiscal year ended May 31, 2024.
Series E Preferred Stock
On May 16, 2024, the Company entered into a Dealer Manager Agreement (the “Dealer Manager Agreement”) with Preferred Capital Securities, LLC (the “Dealer Manager”), pursuant to which the Dealer Manager has agreed to serve as the Company’s agent and dealer manager for the Company’s offering (the “Offering”) of up to 2,000,000 shares of its Series E Redeemable Preferred Stock, par value $0.001 (the “Series E Preferred Stock”).

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
The Series E Preferred Stock is registered with the Securities and Exchange Commission pursuant to a shelf registration statement on Form S-3 (File No. 333-279155) under the Securities Act of 1933, as amended (the “Registration Statement”), and will be offered and sold pursuant to a prospectus supplement dated May 16, 2024, and a base prospectus dated May 16, 2024, relating to the Registration Statement.
Each share of Series E Preferred Stock will be sold a public offering price of $25.00 per share (the “Stated Value”). Subject to the terms, conditions and limitations described in the Dealer Manager Agreement, the Company will pay to the Dealer Manager a dealer manager fee in an amount equal to 2% of the Stated Value per share of Series E Preferred Stock sold in the Offering and a selling commission of up to 6% of the Stated Value per share of Series E Preferred Stock sold in the Offering. As of May 31, 2024, there were no shares sold of the Series E Preferred Stock.
As of the date of this report, the Company sold approximately 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million in total.
10.    Fair Value Measurements
The carrying values of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.
The majority of the Company’s non-financial instruments, which include lease assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur, a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. No such triggering events were identified during the fiscal year ended May 31, 2024.
Fair value of financial instruments is determined on a recurring basis, which results are summarized as follows (in thousands):

		May 31, 2024
Debt instrument	Fair Value Hierarchy	Outstanding Principal	Fair Value
Yorkville convertible debt	Level 2	$76,132	$80,243
The fair value of the Yorkville convertible debt was calculated on an as-converted basis using quoted market prices of the Company's outstanding common stock as of May 31, 2024. In assuming full conversion of the outstanding debt balance, the Company used the same terms as the Yorkville Convertible Debt, including a 5% discount on the lowest daily volume weighted average price for the 5 days preceding May 31, 2024.

Outstanding Principal as of May 31, 2024 (in thousands)	$76,132
Conversion price	$4.01
Number of shares to be issued	18,969,939
Stock price on May 31, 2024	$4.23
Fair Value as of May 31, 2024 (in thousands)	$80,243

The Company recorded a loss on the change in fair value of debt of $7.4 million in its consolidated statements of operations.
11.    Leases
The Company enters into leases for equipment, office space and co-location space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right of use assets and liabilities separately on the balance sheet as their own captions, with the liabilities split between current and long-term, respectively.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
Components of lease expense were as follows (in thousands):

	May 31, 2024	May 31, 2023
Operating lease cost:
Operating lease expense	$16,700	$347
Short-term lease expense	57	187
Total operating lease cost	16,757	534
Finance lease expense:
Amortization of right-of-use assets(1)	63,930	3,336
Interest on lease liabilities	10,597	773
Total finance lease cost	74,527	4,109
Variable lease cost	169	3
Sublease Income	(70)	(103)
Total net lease cost	$91,383	$4,543
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the consolidated statements of operations.
The following table represents the Company’s future minimum lease payments as of May 31, 2024 (in thousands):

	Operating Leases	Finance Leases	Total
FY25	$30,990	$120,567	$151,557
FY26	32,035	65,829	97,864
FY27	32,697	14	32,711
FY28	33,453	1	33,454
FY29	25,240	—	25,240
Thereafter	3,536	—	3,536
Total lease payments	157,951	186,411	344,362
Less: imputed interest	(26,506)	(15,440)	(41,946)
Total lease liabilities	131,445	170,971	302,416
Less: Current portion of lease liability	(21,705)	(107,683)	(129,388)
Long-term portion of lease liability	$109,740	$63,288	$173,028
Supplemental cash flow and other information related to leases is as follows:

	Fiscal year ended
	May 31, 2024	May 31, 2023
Weighted-average years remaining (in years):
Finance leases	1.6 years	22.0 years
Operating leases	3.5 years	3.0 years

Weighted-average discount rate:
Finance leases	10.5%	8.0%
Operating leases	7.8%	11.0%
The Company has entered into leases which are executed but not yet commenced with total minimum payments of approximately $13.2 million. The payments are for various leases with terms ranging from 2 years to 4.8 years.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
12.    Commitments and Contingencies
Commitments
Energy Contracts
The Company has a minimum commitment of approximately $75.2 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility with a remaining term of approximately 2.7 years as of May 31, 2024.
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
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules. On May 22, 2024, the court appointed Lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. The Company’s response to the Complaint is due on September 20, 2024. See discussion in "Note 15 - Subsequent Events".
On July 22, 2024, the lead plaintiff filed an amended complaint and the Company has 60 days to respond.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
On November 15, 2023, a derivative action was filed in the matter styled, Weich v. Cummins, et al., Case No. A-23-881629-C in the District Court of Clark County, Nevada. The Weich complaint names as defendants certain members of the Company’s Board of Directors and its Chief Executive Officer Wesley Cummins and purports to name Chief Financial Officer David Rench as a defendant. The complaint asserts claims for breach of fiduciary duties, corporate waste and unjust enrichment based upon allegations that the defendants caused or allowed the Company to make materially false and misleading statements regarding the Company’s business, operations, and compliance policies. Specifically, the complaint alleged that the Company overstated the profitability of the Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Board was not “independent” within the meaning of NASDAQ listing rules. On February 27, 2024, the derivative plaintiff filed an amended complaint asserting the same claims as the original complaint. On June 5, 2024, the Court entered an order granting the defendants’ motion to dismiss without prejudice and dismissing all claims against all defendants, including the Company. See discussion in "Note 15 - Subsequent Events" for events after May 31, 2024.
As of May 31, 2024, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
Settlement of Claim
During the second quarter of fiscal year 2024, the Company entered into a settlement agreement with respect to employment-related claims by a former executive. The terms of the settlement included payment to the claimant of $2.3 million, which is included in loss on legal settlement on our consolidated statements of operations.
13.    Business Segments
Revenue by segment (excluding the HPC Hosting Business as that segment has no revenue) was as follows (in thousands):

	Fiscal year ended
	May 31, 2024	May 31, 2023
Data Center Hosting Business	$136,618	$55,392
Cloud Services Business	28,957	—
Total revenue	$165,575	$55,392
Segment profit (loss) and a reconciliation to net loss before income tax expenses is as follows (in thousands):

	Fiscal year ended
	May 31, 2024	May 31, 2023
Segment profit (loss)
Data Center Hosting Business (1)	$4,660	$(18,252)
Cloud Services Business	(65,781)	(1,091)
HPC Hosting Business	(4,817)	(246)
Total segment loss	(65,938)	(19,589)
Other (2)	(33,085)	(24,466)
Operating loss	(99,023)	(44,055)
Interest expense, net	26,832	1,980
Change in fair value of debt	7,401	—
Change in fair value of related party debt	13,812	—
Loss on debt extinguishment	2,507	94
Net loss before income tax expenses	$(149,575)	$(46,129)
(1)The fiscal year ended May 31, 2024 includes $21.7 million loss on held for sale classification related to the sale of the Garden City facility, as well as $2.8 million of accelerated depreciation and $1.4 million of accelerated amortization related to damaged transformers at the Company’s Ellendale facility that have been rendered obsolete. See "Note 5 - Asset Disposition" and "Note 3 - Property and Equipment", respectively, for further discussion of these events.
(2)Other includes corporate related items not allocated to reportable segments.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
We also provide the following additional segment disclosures (in thousands):

	Fiscal year ended
	May 31, 2024	May 31, 2023
Depreciation and amortization:
Data Center Hosting Business	$19,948	$7,025
Cloud Services Business	57,883	154
HPC Hosting Business	1,233	59
Other (1)	296	29
Total depreciation and amortization (2)	$79,360	$7,267

Capital expenditures:
Data Center Hosting Business	$38,266	$135,946
Cloud Services Business	80,082	390
HPC Hosting Business	207,299	9,813
Other (1)	$4,291	$(1,164)
Total capital expenditures	$329,938	$144,985
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.
Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	Fiscal year ended
	May 31, 2024	May 31, 2023
Data Center Hosting Business	$145,222	$224,447
Cloud Services Business	374,216	3,127
HPC Hosting Business	220,648	10,949
Total segment assets	740,086	238,523
Other (1)	22,781	25,434
Total assets	$762,867	$263,957
(1) Other includes corporate related items not allocated to reportable segments.
14.    Earnings Per Share
The following is a reconciliation of the denominator of the basic and diluted net income per share computations for the periods presented:

	Fiscal Year Ended
	May 31, 2024	May 31, 2023
Net loss	$(149,671)	$(45,606)
Net loss attributable to noncontrolling interest	(397)	(960)
Net loss attributable to Applied Digital Corporation	$(149,274)	$(44,646)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(1.31)	$(0.48)
Basic and diluted weighted average number of shares outstanding	114,061,414	93,976,233

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
As of May 31, 2024 and 2023, the Company had approximately 9.0 million and 12.8 million shares, respectively, of granted but unvested restricted stock and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of May 31, 2024, the Company had approximately 19.0 million shares associated with the Yorkville Convertible Debt which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive.
15. Subsequent Events
Derivative Lawsuit; Applied Digital’s Motion to Dismiss Granted
As previously disclosed, on November 15, 2023, a lawsuit asserting derivative claims was filed in the District Court of Clark County, Nevada (the “Court”), on behalf of nominal defendant Applied Digital Corporation (the “Company”) against six members of our board of directors in a case captioned Robert Weich v. Wes Cummins, et. al., No. A-23-881629-B. The complaint asserted claims for breach of fiduciary duty, unjust enrichment, and corporate waste arising from statements made by the Company concerning its cryptocurrency mining business segment and a loan that the Company’s subsidiary, SAI Computing LLC, received from B. Riley Commercial Capital and B. Riley Securities, as well as the early repayment of that loan. On February 27, 2024, the plaintiff filed an amended complaint asserting the same claim as the original complaint.
On June 5, 2024, following a complete briefing and argument on the defendants’ motion to dismiss, the Court entered an order granting the defendants’ motion without prejudice and holding that the plaintiff failed to plead (1) demand futility as to each of plaintiff’s claims or (2) a claim for breach of fiduciary duty. The order dismissed all claims against all defendants, including the Company. The plaintiff has the ability to move for leave to file an amended complaint. If plaintiff does not file such a motion or the court denies it, the plaintiff will have 30 days after notice of entry of the order granting the motion to dismiss to file a notice of appeal.
CIM Arrangement
On June 7, 2024, APLD Holdings 2 LLC (the “Borrower”), a subsidiary of the Company, entered into a promissory note (the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC, a Delaware limited liability company (the “Lender”). The CIM Promissory Note provides for borrowings up to $125 million and includes an accordion feature that allows for up to an additional $75 million of borrowings. As of the date of this report, the total balance outstanding under the CIM Promissory Note is approximately $105 million. The CIM Promissory Note is payable three years from issuance. As partial consideration for the CIM Promissory Note, the Company issued warrants to purchase up to 9,265,366 shares of common stock to the CIM Lender in a registered direct offering.
On August 11, 2024, the Borrower and the Lender entered into a Waiver Agreement (the “Waiver”), whereby the Lender agreed to waive the satisfaction of certain conditions for the subsequent borrowings, allowing the Company to draw an additional $20 million (net of original discount and fees) of borrowings under the CIM Promissory Note. As partial consideration for the Waiver, the Company issued warrants to the Lender to purchase up to 2,964,917 shares of common stock in a private placement pursuant to Section 4(a)(2) of the Securities Act.
Repayment of Vantage Transformer Loan
As of the date of this report, the Vantage Transformer Loan has been repaid in full.
Yorkville Amendment
In connection with the CIM Promissory Note, the Company also entered into a Consent, Waiver and First Amendment to Prepaid Advance Agreements (the “Consent”) with YA Fund. In exchange for giving its consent to the transaction with the CIM Lender, the Company agreed to issue an aggregate of 100,000 shares of common stock to YA Fund and to conditionally lower the floor price from $3.00 to $2.00 so long as the daily VWAP is less than $3.00 per share of common stock for five out of seven trading days. The Company further agreed to deliver a security agreement whereby its subsidiary, Applied Digital Cloud Corporation, would grant a springing lien on substantially all of its assets subject to customary carve-outs to secure the promissory notes issued in favor of YA Fund. Pursuant to the Consent, YA Fund also consented to future project-level financing at the HPC Ellendale Facility.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
In addition, pursuant to the terms of the Consent, certain provisions of the March PPA and the May PPA were amended as follows: if (i) the Registration Statement on Form S-3 filed by the Company on April 15, 2024 (the “April Registration Statement”) becomes ineffective, (ii) the Registration Statement on Form S-1 filed by the Company on May 31, 2024 (the “May Registration Statement”) is not declared effective by the SEC by July 8, 2024 (the “Effectiveness Deadline”), or (iii) the May Registration Statement becomes ineffective, then starting on the Effectiveness Deadline and continuing until the earlier of (i) the date on which the YA Notes are no longer outstanding, and (ii) the date on which (A) if the May Note is outstanding, the May Registration Statement is effective, and (B) if the Initial Notes are outstanding, the April Registration Statement is effective, the Company is obligated to prepay the YA Notes (on a pro rata basis) in equal weekly installments of either $2.5 million in cash or $5.0 million in shares of common stock as determined by YA Fund in its sole discretion. If YA Fund elects to make such prepayments in shares of common stock, YA Fund will receive a number of shares of common stock equal to (x) $5 million, divided by (y) an amount equal to 95% of the lowest daily VWAP during the five trading day period ending on the trading day immediately before the payment date.
Increase to Authorized Shares
On June 11, 2024, the Company filed a Certificate of Amendment to its Second Amended and Restated Articles of Incorporation, as amended (the “Certificate of Amendment”). Pursuant to the Certificate of Amendment, the number of authorized shares of common stock, par value $0.001 per share, was increased to 300,000,000. The Certificate of Amendment became effective upon filing on June 11, 2024.
Series E Preferred Stock Sales
Subsequent to May 31, 2024, the Company closed on three offerings of the Series E Preferred Stock. The Company has sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million.
At-the-Market Sales Agreement
On July 9, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, up to $125,000,000 of shares of the Company’s common stock. As of the date of this report, approximately 2.9 million shares of the Company’s common stock has been issued and sold under the Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million.
Garden City Release of Escrow Funds
On July 30, 2024, the Company announced that it has met the conditional approval requirements related to the release of the escrowed funds from the sale of its Garden City hosting facility. As of the date of this report, the Company has received the remaining $25 million of the purchase price held in escrow pending such conditional approval.
Yorkville Convertible Debt
Subsequent to May 31, 2024, $10.0 million of the Initial YA Notes has been converted into approximately 2.6 million shares of common stock as well as $38.0 million of the May Note has been converted into approximately 8.8 million shares of common stock.
Standby Equity Purchase Agreement ("SEPA")
On August 28, 2024, the Company entered into the SEPA with YA Fund, which was amended on August 29, 2024. Pursuant to the SEPA, subject to certain conditions and limitations, the Company has the option, but not the obligation, to sell to YA Fund, and YA Fund must subscribe for, an aggregate amount of up to $250.0 million of common stock, at the Company’s request any time during the commitment period commencing on September 30, 2024, and terminating on the first day of the month next following the 36-month anniversary of September 30, 2024, as further described in Item 9B(a) below.

In connection with the execution of the SEPA, the Company agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $2,125,000 to YA Fund, payable on the date of the SEPA, in the form of the issuance of 456,287 shares of common stock (the “Commitment Shares”), representing

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2024
$2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to August 28, 2024.

Pursuant to the SEPA, the Company agreed to file a registration statement with the SEC for the resale under the Securities Act by YA Fund of the common stock issued under the SEPA, including the Commitment Shares. The Company shall not have the ability to request any advances under the SEPA until such resale registration statement is declared effective by the SEC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2024, has concluded that our disclosure controls and procedures were not effective as of May 31, 2024, as a result of the material weaknesses in our internal control over financial reporting disclosed below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on that evaluation, and as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2024, our disclosure controls and procedures were not effective.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
We have identified the following material weakness in the design of our internal controls:
•We have not yet designed and implemented controls to ensure we can record, process, summarize, and report financial data.
•We have not designed and implemented user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel.
•We did not design and maintain effective controls associated with related party transactions and disclosures. Controls were not designed or implemented at a sufficient level of precision or rigor to effectively identify related party relationships and disclose their related transactions in our financial statements.
•We also do not have a properly designed internal control system that identifies critical processes and key controls.
The material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Notwithstanding these material weaknesses in internal control over financial reporting, our management has concluded that, based on their knowledge, the consolidated financial statements, and other financial information included in this Annual Report on Form 10-K present fairly, in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

In order to remediate these material weaknesses, we have begun to take the following steps, among others:
1.Hiring additional qualified accounting and financial reporting personnel to support division of responsibilities, including utilizing an advisory, tax and assurance firm to assist with process documentation;
2.Improving and updating our systems;
3.Developing IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our systems, including implementing user access reviews for all systems on a quarterly basis; and
4.Implementing processes and controls to better identify and manage segregation of duties, including executing an internal audit program to evaluate the design, implementation, and operating effectiveness of key business processes and IT controls.

We will not be able to fully remediate the material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
Attestation Report
This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to the fact that the Company is a non-accelerated filer and exempt from the requirement.

Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
(a)

SEPA

On August 28, 2024, the Company entered into the SEPA with YA Fund, which was amended on August 29, 2024. Pursuant to the SEPA, subject to certain conditions and limitations, the Company has the option, but not the obligation, to sell to YA Fund, and YA Fund must subscribe for, an aggregate amount of up to $250.0 million of common stock, at the Company’s request any time during the commitment period commencing on September 30, 2024 (the “Effective Date”) and terminating on the first day of the month next following the 36-month anniversary of the Effective Date; provided, that there is an effective resale registration statement on file with the SEC covering the shares of common stock issued and issuable under the SEPA.
In connection with the execution of the SEPA, the Company agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $2,125,000 to YA Fund, payable on the date of the SEPA, in the form of the issuance of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to August 28, 2024.
Each advance (each, an “Advance”) the Company requests in writing to YA Fund under the SEPA (notice of such request, an “Advance Notice”) may be for a number of shares of common stock up to such amount as is equal to 100% of the average daily volume traded of the common stock during the five trading days immediately prior to the date the Company requests each Advance. At the Company's option, the shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to (i) 96% of the VWAP of the common stock on the applicable date of delivery of the Advance Notice during regular trading hours on such date (the "Option 1 Market Price") or (ii) 97% of the lowest daily VWAP of the common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice (the "Option 2 Market Price"), other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice in which the Company elects to use the Option 2 Market Price below which the Company will not be obligated to make any sales to YA Fund. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on Nasdaq during regular trading hours as reported by Bloomberg L.P.
The SEPA will automatically terminate on the earliest to occur of (i) the first day of the month next following the 36-month anniversary of the Effective Date or (ii) the date on which the Company shall have made full payment of Advances pursuant to the SEPA. The Company has the right to terminate the SEPA at no cost or penalty upon five trading days’ prior written notice to YA Fund, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued. The Company and YA Fund may also agree to terminate the SEPA by mutual written consent.
Any purchase under an Advance would be subject to certain limitations, including that YA Fund shall not purchase or acquire any shares that would result in it and its affiliates beneficially owning more than 4.99% of the then outstanding voting power or number of shares of common stock or any shares that, aggregated with shares issued under the SEPA, the March PPA or the May PPA, would exceed 19.99% of all shares of common stock outstanding on March 26, 2024 (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules.
Pursuant to the SEPA, the Company agreed to file a resale registration statement with the SEC for the resale under the Securities Act by YA Fund of the common stock issued under the SEPA, including the Commitment Shares. The Company shall not have the ability to request any Advances until such resale registration statement is declared effective by the SEC.
(b)
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the fiscal quarter ended May 31, 2024, Douglas Miller, a member of the Board, adopted a Rule 10b5-1 plan providing for the sale of up to 65,000 shares of the Company’s common stock. Pursuant to this plan, Mr. Miller may sell shares of common stock beginning on August 15, 2024, subject to the terms of the agreement, and the plan terminates on December 31, 2024. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Except as provided above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K), during the fiscal quarter ended May 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Our directors and their ages as of the date of this filing are set forth below. Each director is elected annually to serve until the next annual meeting of shareholders, or until his or her successor is duly elected.

Name	Age	Position(s)	Period of Service
Wes Cummins	46	Chief Executive Officer and Chairman of the Board of Directors	Director from February 2007 to December 2020 and March 2021 to Present, sole officer from March 2012 to December 2020 and CEO, Secretary and Treasurer from March 2021 to Present
Ella Benson	38	Director	April 2024 to Present
Chuck Hastings	46	Director	April 2021 to Present
Rachel Lee	40	Director	February 2024 to Present

Douglas Miller	67	Director	April 2021 to Present
Richard Nottenburg	70	Director	June 2021 to Present
Kate Reed	38	Director and Chief Growth Officer	November 2023 to Present; Chief Growth Officer from May 2024 to Present
There are no family relationships between any of our directors or executive officers.
The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the director should be serving as a director of our Company are as follows:
Wes Cummins
Mr. Cummins has served as a member of our Board from 2007 until 2020 and from March 11, 2021 through present. During that time Mr. Cummins also served in various executive officer positions and he is currently serving as our chairman of the Board and Chief Executive Officer. Mr. Cummins is also the founder and CEO of 272 Capital LP, a registered investment advisor, which he sold to B. Riley Financial, Inc. (NASDAQ: RILY) in August 2021. Following the sale, Mr, Cummins served as President of B. Riley Asset Management until February 2024. Mr. Cummins has been a technology investor for over 20 years and held various positions in capital markets including positions at investment banks and hedge funds. Prior to founding 272 Capital and starting our operating business, Mr. Cummins was an analyst with Nokomis Capital, L.L.C., an investment advisory firm, a position he held from October 2012 until February 2020. Mr. Cummins also served as president of B. Riley & Co., from 2002 to 2011. Mr. Cummins also serves as a member of the board of Sequans Communications S.A. (NYSE: SQNS), a fabless designer, developer and supplier of cellular semiconductor solutions for massive, broadband and critical Internet of Things (IoT) markets. Mr. Cummins served on the board of Telenav (NASDAQ: TNAV) from August 2016 until February 2021. Mr. Cummins also served on the board of Vishay Precision Group, Inc. (NYSE: VPG) from July 2017 to June 2024. He holds a BSBA from Washington University in St. Louis where he majored in finance and accounting. We believe Mr. Cummins is qualified to serve on our Board because of his business and leadership experience, as well as a result of having served as a director since starting our operating business.
Ella Benson
Ms. Benson brings over a decade of experience in financial services and currently serves as a Director at Oasis Management Co., Ltd. (“Oasis”). She has substantial experience working with public companies undergoing strategic transitions. Ms. Benson served on the board of directors of Stratus Properties (NASDAQ: STRS) from 2017 to 2020. Prior to joining Oasis in 2013, Ms. Benson was an analyst at GAM, an independent asset management firm, from 2009 to 2013. Ms. Benson holds a Bachelor of Business Administration in Finance from the McCombs School of Business at the University of Texas at Austin. Since May 2024, Ms. Benson has served as a member of the Company’s Board where she is also the Chairperson of the Nominating and Governance Committee. We believe Ms. Benson is qualified to serve on our Board because of her substantial experience working with public companies undergoing strategic transitions
Chuck Hastings
Mr. Hastings currently serves as Chief Executive Officer of B. Riley Wealth Management. Mr. Hastings joined B. Riley Financial in 2013 as a portfolio manager and became Director of Strategic Initiatives at B. Riley Wealth Management in 2018 and President in 2019. Prior to joining B. Riley, Mr. Hastings served as Portfolio Manager at Tri Cap LLC and was Head Trader at GPS Partners, a Los Angeles-based hedge fund, where he managed all aspects of trading and process including price and liquidity discovery and trade execution from 2005 to 2009. While at GPS Partners, Mr. Hastings was instrumental in growing the fund with the founding partners from a small start-up to one of the largest funds on the West Coast. Earlier in his career, Mr. Hastings served as a convertible bond trader at Morgan Stanley in New York. Mr. Hastings also serves as a Board member for IQvestment Holdings. Mr. Hastings holds a B.A. in political science from Princeton University. We believe Mr. Hastings is qualified to serve on our Board because he is a recognized leader in the financial industry with more than two decades of global financial and business expertise.

Rachel Lee
Ms. Lee brings 17 years of finance and investment experience and 10 years of board experience at growth companies, including publicly traded entities. Most recently, Ms. Lee served as a Partner and the Head of the Consumer Private Equity practice at Ares Management Corporation (NYSE: ARES) and spent almost 15 years at the firm. In her role as the Head of Consumer Private Equity, she led all aspects of deal activity from origination to monetization including due diligence, debt capital raises, tack-on acquisitions, legal negotiations, and exits via initial public offerings. Before joining Ares in 2008, Ms. Lee was in the investment banking division at J.P. Morgan, where she participated in the execution of a variety of transactions, including leveraged buyouts, mergers and acquisitions, and debt and equity financings across various industries. Ms. Lee also serves on the boards of Bank of Hope (NASDAQ: HOPE) and Legacy Franchise Concepts and previously served on the boards of Cooper’s Hawk Winery and Restaurants and Floor and Decor Holdings (NYSE: FND), among others. She holds a B.S. in Corporate Finance and a B.S. in Accounting from the University of Southern California. We believe Ms. Lee is qualified to serve on our Board because of her finance and investment experience and 10 years of board experience at growth companies, including publicly traded entities.
Douglas Miller
Mr. Miller has served as a member of the board of directors of three public companies over the past nine years: Telenav, Inc. (NASDAQ: TNAV) from July 2015 to February 2021, CareDx, Inc. (NASDAQ: CDNA) from July 2016 to May 2017, and Procera Networks, Inc. (NASDAQ: PKT) from May 2013 to June 2015. He has chaired the Audit Committee for each of these companies, and has also served as a Lead Independent Director and as chair or committee member on Compensation, Nominating and Governance and Special committees. Prior to his roles as board member, Mr. Miller served as senior vice president, chief financial officer and treasurer of Telenav, Inc. a wireless application developer specializing in personalized navigation services, from 2006 to 2012. From 2005 to 2006, Mr. Miller served as vice president and chief financial officer of Longboard, Inc., a privately held provider of telecommunications software. Prior to that, from 1998 to 2005, Mr. Miller held various management positions, including senior vice president of finance and chief financial officer, at Synplicity, Inc., a publicly traded electronic design automation company. Mr. Miller also served as chief financial officer of 3DLabs, Inc., a publicly held graphics semiconductor company, and as an audit partner at Ernst & Young LLP, a professional services organization. Mr. Miller is a certified public accountant (inactive). He holds a B.S.C. in Accounting from Santa Clara University. We believe Mr. Miller is qualified to serve on our Board because of his board experience at publicly traded companies and his finance and accounting experience.
Richard Nottenburg
Dr. Nottenburg is Executive Chairman of NxBeam Inc., which designs and builds leading proprietary mmWave ICs and radio products to power the next generation of satellite and terrestrial communication networks. Dr. Nottenburg is on the board of directors of Cognyte Software Ltd., (NASDAQ: CGNT),a global leader in security analytics software and Verint Systems Inc. (NASDAQ: VRNT), a customer engagement company. He serves as chairman of the compensation committee of both companies. He is also a member of the board of Sequans Communications S.A. (NYSE: SQNS), a leading developer and provider of 5G and 4G chips and modules for massive, broadband and critical IoT applications where he serves on both the audit and compensation committees. Previously, Dr. Nottenburg served as President and Chief Executive Officer and a member of the board of directors of Sonus Networks, Inc. from 2008 through 2010. From 2004 until 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its Executive Vice President, Chief Strategy Officer and Chief Technology Officer. We believe Dr. Nottenburg is qualified to serve on our Board because of his industry expertise and board experience at publicly traded companies.
Kate Reed
Ms. Reed brings expertise in technology leadership including Artificial Intelligence and Analytics, Cyber Security, and Cloud Computing. Ms. Reed has served in various capacities at IBM Corporation since 2014. She has been Director of Sales, Red Hat since 2021. Prior to that she served as Strategic Partnership Executive, With Watson from 2019 to 2021, as Business Unit Executive, IBM Security Trusteer from 2017 to 2019 and initially as Strategy Leader – Enterprise Content Management, IBM Cloud. Ms. Reed continues to lead revenue generating teams, designing technology strategies that align with organizational goals, ensuring seamless integration and leveraging the latest advancements to drive business success. We believe Ms. Reed is qualified to serve on our Board because of her industry expertise and experience designing technology strategies.

Executive Officers
Our executive officers and their ages as of the date of this filing are set forth below. Our executive officers are elected by, and serve at the discretion of, our Board.

Name	Age	Position(s)	Period of Service
Wes Cummins	46	Chief Executive Officer and Chairman of the Board	Sole officer from March 2012 to December 2020; Chief Executive Officer, Secretary and Treasurer from March 2021 to Present
David Rench	46	Chief Financial Officer	March 2021 to Present
Michael Maniscalco	44	Chief Technology Officer	Executive Vice President of Technology from September 2021 to June 2023; Chief Technology Officer beginning in July 2023
The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:
Wes Cummins
See description the above section entitled “Directors.”
David Rench
Mr. Rench became our chief financial officer in March 2021 and continues to serve in that capacity. Prior to joining us, Mr. Rench co-founded in 2009, and from 2010 to 2017 served as the VP of Finance and Operations of, a software startup company, Ihiji, until the company was acquired by Control4 in 2017. After the acquisition of Ihiji, Mr. Rench joined and served as Chief Financial Officer of Hirzel Capital, an investment management company, from 2017 to 2020. Mr. Rench holds a BBA from the Neeley School of Business at Texas Christian University in Fort Worth, Texas, and an MBA from the Cox School of Business at Southern Methodist University in Dallas, Texas.
Michael Maniscalco
Mr. Maniscalco became our Executive Vice President of Technology in February 2022, and was named Chief Technology Officer in July 2023. In 2009, Mr. Maniscalco co-founded Ihiji, a remote network management services company, where he served as the Vice President of Product through February 2018, after Ihiji was acquired in 2017. From 2018 until his employment with the Company, Mr. Maniscalco founded and served as Chief Executive Officer of Better Living Technologies from 2018 to 2022. In addition, Mr. Maniscalco has founded several other companies and organizations over the last five years.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and persons who beneficially own more than 10% of its common stock to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of all such reports they file. Based on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that none of its directors, executive officers or persons who beneficially own more than 10% of the common stock failed to comply with Section 16(a) reporting requirements during the fiscal year ended May 31, 2024 (the “Last Fiscal Year”), except for one Form 4 filed by Virginia Moore reporting eight late transactions.
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

Board Composition
Our Board currently consists of seven members. Each of our current directors serves until the next annual meeting of our stockholders or earlier death, resignation or removal. Despite the expiration of a director’s term, however, the director shall continue to serve until such director’s successor is elected and qualifies or until there is a decrease in the number of directors.
Director Independence
Our common stock is listed on The Nasdaq Global Select Market. Under the Nasdaq Listing Rules, independent directors must comprise a majority of our Board. In addition, the Nasdaq Listing Rules require that all the members of such committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Compensation committee members must also satisfy the independence criteria established by the Nasdaq Listing Rules in accordance with Rule 10C-1 under the Exchange Act. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, among other qualifications, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Ms. Benson, Mr. Hastings, Ms. Lee, Mr. Miller and Dr. Nottenburg do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Listing Rules and the SEC.
Our Board has appointed Mr. Miller as our lead independent director. Our lead independent director is expected to provide leadership to our Board if circumstances arise in which the role of chief executive officer and chairperson of our Board may be, or may be perceived to be, in conflict, and perform such additional duties as our Board may otherwise determine and delegate.
Board Committees
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

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Ella Benson			▲
Wes Cummins
Chuck Hastings	●		●
Rachel Lee		●	●
Douglas Miller	▲	●
Richard Nottenburg	●	▲	●
Kate Reed
▲ Chair ● Member
Audit Committee

Our Audit Committee is comprised of Mr. Miller, Mr. Hastings and Dr. Nottenburg. Mr. Miller is the chairperson of our Audit Committee. Each Audit Committee member meets the requirements for independence under the current Nasdaq Listing Rules and Rule 10A-3 under the Exchange Act. Mr. Miller qualifies as an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of our Audit Committee and our Board. Each member of our Audit Committee is financially literate. Our Audit Committee is directly responsible for, among other things:
•selecting a firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;
•ensuring the independence of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;
•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•considering the adequacy of our internal controls and internal audit function;
•inquiring about significant risks, reviewing our policies for risk assessment and risk management, including cybersecurity risks, and assessing the steps management has taken to control these risks;
•reviewing and overseeing our policies related to compliance risks;
•reviewing related party transactions that are material or otherwise implicate disclosure requirements; and
•approving or, as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.
Compensation Committee
Our Compensation Committee is comprised of Dr. Nottenburg, Ms. Lee, and Mr. Miller. Dr. Nottenburg is the chairperson of our Compensation Committee. The composition of our Compensation Committee meets the requirements for independence under the Nasdaq Listing Rules. Each member of this committee is a “non-employee director,” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. Our Compensation Committee is responsible for, among other things:
•reviewing and approving, or recommending that our Board approve, the compensation and the terms of any compensatory agreements of our executive officers;
•reviewing and recommending to our Board the compensation of our directors;
•administering our stock and equity incentive plans;
•reviewing and approving, or making recommendations to our Board with respect to, incentive compensation and equity plans; and
•establishing our overall compensation philosophy.
Nominating and Governance Committee
Our Nominating and Governance Committee is comprised of Ms. Benson, Ms. Lee, Dr. Nottenburg, and Mr. Hastings. Ms. Benson is the chairperson of our Nominating and Governance Committee. The composition of our Nominating and Governance Committee meets the requirements for independence under the Nasdaq Listing Rules. Our Nominating and Governance Committee is responsible for, among other things:
•identifying and recommending candidates for membership on our Board;
•recommending directors to serve on board committees;
•reviewing and recommending our corporate governance guidelines and policies;
•reviewing succession plans for senior management positions, including the chief executive officer;
•reviewing proposed waivers of the code of business conduct and ethics for directors, executive officers, and employees (with waivers for directors or executive officers to be approved by the Board);

•evaluating, and overseeing the process of evaluating, the performance of our Board and individual directors; and
•advising our Board on corporate governance matters.
Board’s Role in Risk Oversight
Our Board is primarily responsible for overseeing our risk management processes. Our Board, as a whole, determines our appropriate level of risk, assesses the specific risks that we face, and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our Board administers this risk management oversight function, the committees of our Board support our Board in discharging its oversight duties and address risks inherent in their respective areas. The Audit Committee reviews our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our procedures and related policies with respect to risk assessment and risk management. Our Audit Committee also reviews matters relating to compliance, cybersecurity, and security and reports to our Board regarding such matters. The Compensation Committee reviews risks and exposures associated with compensation plans and programs. We believe this division of responsibilities is an effective approach for addressing the risks we face and that our Board leadership structure supports this approach.
Our Board is responsible for the oversight of cybersecurity risk management. The Board delegates oversight of the cybersecurity risk management program to the Audit Committee. The management of the program is the responsibility of our Risk Management Committee, comprised of our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer. The Risk Management Committee provides quarterly updates to the Audit Committee on our cybersecurity risk management program, including updates on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Risk Management Committee also notifies the Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.
Item 11. Executive Compensation
Executive Compensation
We are a “smaller reporting company” under applicable SEC rules and are providing disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means that we are not required to provide a compensation discussion and analysis and certain other disclosures regarding our executive compensation. The following discussion relates to the compensation of each of the Company’s Chief Executive Officer and its two other most highly compensated individuals who were serving as executive officers at the end of the fiscal year ended May 31, 2024, for services rendered in all capacities during such year (the “Named Executive Officers”), consisting of Wes Cummins, our Chief Executive Officer, Secretary, Treasurer, Chairman of the Board, David Rench, our Chief Financial Officer, and Michael Maniscalco, our Chief Technology Officer.

Summary Compensation Table
The following table presents information regarding the total compensation awarded to, earned by, or paid to Named Executive Officers as of May 31, 2024 and May 31, 2023 for services rendered in all capacities to us for the years ended May 31, 2024 and May 31, 2023.

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)
Wes Cummins	2024	$600,000	$600,000	$—	$1,695,169	$2,895,169
Chief Executive Officer, President, Secretary and Treasurer	2023	$312,500	$150,000	$—	$5,492,078	$5,954,578
David Rench	2024	$475,000	$475,000	$—	$767,990	$1,717,990
Chief Financial Officer	2023	$272,292	$339,375	$—	$2,098,578	$2,710,245
Michael Maniscalco	2024	$375,000	$367,875	$—	$432,698	$1,175,573
Chief Technology Officer (3)	2023	$200,000	$92,500	$—	$854,941	$1,147,441
(1)Consists of value of restricted stock awards made outside of the 2022 Incentive Plan.
(2)Consists of restricted stock units granted through the 2022 Incentive Plan and health care premiums paid by the Company.
(3)Mr. Maniscalco joined the Company in September 2021 as EVP, Technology, and became Chief Technology Officer on July 5, 2023.
Narrative Disclosure to Summary Compensation Table
Employment Agreements with Named Executive Officers
Mr. Cummins Agreement
Mr. Cummins is our Chief Executive Officer. On January 4, 2022, we and Mr. Cummins entered into an Employment Agreement, effective as of November 1, 2021, as amended on September 25, 2023 (as amended, the “Cummins Employment Agreement”).
Pursuant to the Cummins Employment Agreement, Mr. Cummins receives a base salary of $600,000 per annum, subject to review and adjustment (but not downward) from time to time during the term of the Cummins Employment Agreement based on Mr. Cummins’s performance, and is also eligible for an annual bonus, to be determined at the Board’s sole discretion. The term of the Cummins Employment Agreement ends on October 31, 2024, with automatic one (1) year extensions unless notice not to renew is given by either party at least 60 days prior to the relevant end date.
The Cummins Employment Agreement granted Mr. Cummins an incentive award of 500,000 restricted shares of our common stock (“Restricted Stock”), which are fully vested as of the date hereof.
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
We may terminate the Cummins Employment Agreement upon Mr. Cummins’s breach of any term of the Cummins Employment Agreement or where there is just Cause (as defined in the Cummins Employment Agreement) for termination.

Mr. Cummins may terminate the Cummins Employment Agreement in the event that we discontinue operating its business at the location where the Employee is employed, at his sole option, or with notice of a minimum of 2 weeks.
If Mr. Cummins employment is terminated without Cause or resigns with Good Reason (as defined in the Incentive Plan (as defined below)), during the 24-month period following a Change in Control (as defined in the Incentive Plan), Mr. Cummins shall be entitled to a severance payment equal to 2 times the following amount: Mr. Cummins’s base salary plus Mr. Cummins’s target bonus, each for the year in which the termination of employment occurs, subject to adjustments if such severance payments cause Mr. Cummins to be liable for federal excise tax under Section 4999 of the Internal Revenue Code levied on certain "excess parachute payments" as defined in Code Section 280G.
The Cummins Employment Agreement contains restrictive covenants prohibiting Mr. Cummins from disclosing our confidential information at any time, from competing with us in any geographic area where we do business during his employment, and from soliciting our employees, contractors or customers, during his employment and for one year thereafter.
In June 2023, the Compensation Committee increased Mr. Cummins’s annual base salary to $600,000.
Mr. Rench Agreement
Mr. Rench is our Chief Financial Officer. On January 4, 2022, we and Mr. Rench entered into an Employment Agreement, effective as of November 1, 2021 (as amended, the “Rench Employment Agreement”).
Pursuant to the Rench Employment Agreement, Mr. Rench receives a base salary of $240,000 per annum, subject to review and adjustment (but not downward) from time to time during the term of the Cummins Employment Agreement based on Mr. Rench’s performance, and is also eligible for an annual bonus, to be determined at the Board’s sole discretion. The term of the Rench Employment Agreement ends on October 31, 2024, with automatic one (1) year extensions unless notice not to renew is given by either party at least 60 days prior to the relevant end date.
The Rench Employment Agreement grants Mr. Rench an incentive award of 166,666 shares of Restricted Stock, which are fully vested as of the date hereof.
The Rench Employment Agreement requires Mr. Rench to devote 40 hours per week to his employment duties and obligations, and provides that Mr. Rench will be entitled to participate in all benefit plans provided to our employees in accordance with our applicable plan, policy or practices, as well as in any long-term incentive program established by us. It also provides for unlimited annual paid vacation, and reimbursement of reasonable business expenses, and provides that either party may terminate the employment arrangement pursuant to the notice requirements set forth in the Rench Employment Agreement.
We may terminate the Rench Employment Agreement upon Mr. Rench’s breach of any term of the Rench Employment Agreement or where there is just Cause (as defined in the Rench Employment Agreement) for termination. Mr. Rench may terminate the Rench Employment Agreement in the event that we discontinue operating its business at the location where the Employee is employed, at his sole option, or with notice of a minimum of 2 weeks.
If Mr. Rench employment is terminated without Cause or resigns with Good Reason (as defined in the Incentive Plan), during the 24-month period following a Change in Control (as defined in the Incentive Plan), Mr. Rench shall be entitled to a severance payment equal to 2 times the following amount: Mr. Rench’s base salary plus Mr. Rench’s target bonus, each for the year in which the termination of employment occurs, subject to adjustments if such severance payments cause Mr. Rench to be liable for federal excise tax under Section 4999 of the Internal Revenue Code levied on certain "excess parachute payments" as defined in Code Section 280G.
The Rench Employment Agreement contains restrictive covenants prohibiting Mr. Rench from disclosing our confidential information at any time, from competing with us in any geographic area where we do business during his employment, and from soliciting our employees, contractors or customers, during his employment and for one year thereafter.
On October 10, 2023, the Compensation Committee increased Mr. Rench’s annual base salary to $475,000, effective September 1, 2023.

Mr. Maniscalco Agreement
The Company does not currently have an employment agreement with Mr. Maniscalco. Mr. Maniscalco receives a base salary of $375,000 per annum, subject to annual review, and is eligible for an annual bonus of up to 75% of his base salary, to be determined at our sole discretion. Mr. Maniscalco is entitled to participate in all benefit plans provided to our employees in accordance with our applicable plan, policy or practices, as well as in any long-term incentive program established by us.
Potential Payments upon Termination or Change in Control
In addition to any payments provided by the Named Executive Officers’ employment agreements, as described above, under the terms of each Named Executive Officer’s restricted stock award (each, an “Award”), if the Named Executive Officer’s employment terminates before the Award is vested and the termination is on account of the Named Executive Officer’s death, disability or termination by the Company without Cause (as defined in the Award), the Named Executive Officer will vest in a portion of the unvested Award based on the number of full months of employment that the Named Executive Officer has completed as of the termination date, and since the grant date of the Award. Under the terms of each Named Executive Officer’s PSU Award, the portion of the Target Award that will be earned and vested is determined based on both the months of employment completed as of the termination date and on achievement of certain performance factors defined in the Award during the period prior to the termination of employment.
In addition, if there is a change in control of the Company (as defined in the Award, a “Change in Control”) while the Award remains unvested, the Award will be treated in accordance with one of the following as determined by the Compensation Committee: (1) the Award may be replaced with a new award that constitutes a “Replacement Award” under the terms of the Award and relevant tax rules; (2) if the Company’s stock continues to be publicly traded on the Nasdaq Global Select Market (or another established securities market) after the Change in Control, then the Award will continue in place and be treated as a Replacement Award; or (3) if, following the Change in Control, the Company’s stock is no longer publicly traded on The Nasdaq Global Select Market (or another established securities market), the unvested portion of the Award shall become vested immediately prior to the consummation of the Change in Control. Notwithstanding any of the foregoing, the Committee may determine that any unvested portion of the Award will be cancelled and terminated for consideration instead. Notwithstanding the foregoing, for PSU Awards, if the Change in Control occurs prior to the date that the Committee determines the number of units earned under the Award, the Named Executive Officer will vest in a portion of the Award based on the months of employment completed as of the Change in Control, applied to the higher of 100% of the target Award and the amount earned based on actual performance as of the end of the last full calendar quarter preceding the Change in Control date.
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
Severance Agreements
Except for the payments provided by the Named Executive Officers’ employment agreements, as described above, none of our employees have severance agreements.
Welfare and other benefits
We provide health, dental, and vision insurance benefits to the Named Executive Officers, on the same terms and conditions as provided to all other eligible U.S. employees except for an employee in North Dakota with separate benefit arrangements due to North Dakota state laws.
We maintain a broad-based 401(k) plan including the Named Executive Officers. The Named Executive Officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by the Company during the fiscal year ended May 31, 2024. The Named Executive Officers did not participate in, or earn any benefits under, a non-qualified deferred compensation plan sponsored by the Company during the fiscal year ended May 31, 2024.

Outstanding Equity Awards At May 31, 2024

The following table summarizes, for each of the Named Executive Officers, the number of shares of common stock underlying outstanding stock awards held as of May 31, 2024.

	STOCK AWARDS
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Wes Cummins	8/5/2022	250,000	(1)	$507,500
	4/4/2023	400,000	(2)	$888,000

David Rench	8/5/2022	125,000	(3)	$253,750
	4/4/2023	140,000	(4)	$310,800

Michael Maniscalco	8/5/2022	70,833	(5)	$143,791
	4/4/2023	50,000	(6)	$111,000
	1/31/2024	200,000	(7)	$1,028,000
(1)Consists of restricted stock units that vest as follows: 83,333 on each of August 5, 2024 and February 5, 2025 and 83,334 on August 5, 2025.
(2)Consists of restricted stock units that vest as follows: 100,000 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.
(3)Consists of restricted stock units that vest as follows: 41,667 on each of February 5, 2025 and August 5, 2025 and 41,666 on August 5, 2024.
(4)Consists of restricted stock units that vest as follows: 35,000 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.
(5)Consists of restricted stock units that vest as follows: 23,611 on February 5, 2025, 23,610 on August 5, 2024 and 23,612 on August 5, 2025.
(6)Consists of restricted stock units that vest as follows: 12,500 on each of October 4, 2024, April 4, 2025, October 4, 2025 and April 4, 2026.
(7)Consists of restricted stock units that vest as follows: 33,333 on each of July 31, 2024, January 31, 2025, January 31, 2026 and July 31, 2026 and 33,334 on each of July 31, 2025 and January 31, 2027.

Director Compensation Table
The following table sets forth information concerning the compensation paid to certain of our non-employee directors who served on our Board during fiscal year ended May 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		All Other Compensation ($)	Total ($)
Ella Benson (2)	$3,634	$332,792	(7)	$—	$336,426
Charles Hastings	$41,667	$329,148	(8)	$—	$370,815
Rachel Lee (3)	$14,605	$343,018	(9)	$1,955	$359,578
Kelli McDonald (4)	$30,132	$329,148	(10)	$—	$359,280
Douglas Miller	$77,083	$329,148	(11)	$—	$406,231
Virginia Moore (5)	$33,511	$329,148	(12)	$—	$362,659
Richard Nottenburg	$59,167	$1,373,148	(13)	$2,300	$1,434,615
Kate Reed (6)	$20,000	$360,011	(14)	$—	$380,011

(1)Amounts shown represent the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, of awards of restricted stock granted during fiscal year ended May 31, 2024.
(2)Ms. Benson has served as a director since April 2024.
(3)Ms. Lee has served as a director since February 2024.
(4)Ms. McDonald served as director through February 2024.
(5)Ms. Moore served as director through February 2024.
(6)Ms. Reed was appointed the Chief Growth Officer of the Company in May of 2024.
(7)Ms. Benson held unvested restricted stock awards for 101,461 shares of common stock as of May 31, 2024.
(8)Mr. Hastings held unvested restricted stock awards for 33,685 shares of common stock as of May 31, 2024.
(9)Ms. Lee held unvested restricted stock awards for 79,219 shares of common stock as of May 31, 2024.
(10)33,685 shares of common stock associated with unvested restricted stock awards were forfeited upon Ms. McDonald's resignation from the Company's Board of Directors effective February 2024.
(11)Mr. Miller held unvested restricted stock awards for 33,685 shares of common stock as of May 31, 2024.
(12)33,685 shares of common stock associated with unvested restricted stock awards were forfeited upon Ms. Moore's resignation from the Company's Board of Directors effective February 2024.
(13)Dr. Nottenburg held unvested restricted stock awards for 333,685 shares of common stock as of May 31, 2024.
(14)Ms. Reed held unvested restricted stock awards for 57,160 shares of common stock and unvested restricted stock units of 300,000 shares of common stock as of May 31, 2024.
Non-Employee Director Compensation Policy
The following table shows the annual cash retainer fees for non-employee directors:

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
On November 9, 2023, each director received a grant of restricted stock awards for 33,685 shares of common stock that will vest on November 9, 2024 in order to compensate such elected or re-elected director (at the Annual Meeting of the Company's stockholders held on November 9, 2023) to serve on the Company's Board for the subsequent 12 months.

Directors who are employees of the Company do not receive any additional compensation for Board service.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans

On October 9, 2021, our Board approved two equity incentive plans, which our stockholders approved on January 20, 2022. The two plans consist of the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to our employees and consultants, and the 2021 Non-Employee Director Stock Plan (as amended, the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of May 31, 2024:

Plan	Number of shares of Common Stock issuable upon exercise of outstanding options, warrants or rights		Weighted average exercise price of outstanding options, warrants or rights	Number of shares of Common Stock remaining available for future issuance
Incentive Plan	8,354,997	(1)	—	—
Director Plan	638,895		—	720,333
Plans not approved by shareholders	—		—	—
TOTAL	8,993,892		—	720,333
(1)Includes 5,244,986 shares of our Common Stock underlying outstanding RSU awards subject to time-based vesting and 3,110,011 shares subject to certain performance share unit awards, of which 2,800,000 shares which were awarded to certain executives. These certain executive awards were subsequently canceled.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of August 26, 2024 (unless otherwise noted) by:
(a) each of our Named Executive Officers
(b) each of our Directors
(c) all of our directors and officers as a group
(d) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.
We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated below, to our knowledge, based on information furnished to us, the persons and entities named in the table have sole voting and investment power with respect to all shares that they beneficially own, subject to applicable community property laws. Any securities that are exercisable for, or convertible into, shares of common stock within 60 days of August 26, 2024 are deemed to be outstanding and to be beneficially owned by the person holding the securities for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
We have based our calculation of the percentage ownership of our common stock on 157,438,246 shares of our common stock outstanding on August 27, 2024.

Name (1)	Number of Shares Beneficially Owned	Percentage of Common Stock
Directors & Named Executive Officers:
Wes Cummins (2)	23,281,455	14.79%
Ella Benson	101,461	*
Chuck Hastings	603,006	*
Rachel Lee	79,219	*
Michael Maniscalco (3)	130,903	*
Douglas Miller	228,506	*
Richard Nottenburg	513,686	*
Kate Reed (4)	57,160	*
David Rench (5)	346,965	*
All current directors and executive officers as a group (9 persons)	25,342,361	16.10%

5% or greater holders:
CIM APLD Lender Holdings, LLC (6)	9,265,366	5.89%
Hood River Capital Management LLC (7)	9,596,231	6.10%
* Less than 1% of outstanding shares.
(1)Except as otherwise indicated, the address of each person named in this table is c/o Applied Digital Corporation, 3811 Turtle Creek Boulevard, Suite 2100, Dallas, Texas 75219.
(2)Includes (i) 17,590,238 shares of common stock held by Cummins Family Ltd, of which Mr. Cummins is the CEO, (ii) 3,964,764 shares of common stock held directly including restricted stock and common stock held by Wesley Cummins IRA Account, (iii) 1,626,453 shares of Common Stock held by 272 Capital, LP, of which, of which Mr. Cummins was the President and CEO until his resignation effective February 5, 2024, and (iv) 100,000 shares of Common Stock issuable upon vesting of RSUs held by Mr. Cummins within 60 days of August 27, 2024.
(3)Includes 12,500 shares of restricted Common Stock issuable upon vesting of RSUs held by Mr. Maniscalco within 60 days of August 27, 2024.
(4)Does not include 300,000 shares of Common Stock issuable upon vesting of RSUs held by Ms. Reed which were granted to Ms. Reed upon her employment as the Company's Chief Growth Officer, which will not vest within 60 days of August 27, 2024.
(5)Includes 35,000 shares of restricted Common Stock issuable upon vesting of RSUs held by Mr. Rench within 60 days of August 27, 2024.
(6)Based upon information contained in a Schedule 13G jointly filed by CIM APLD Lender Holdings, LLC (“APLD Lender Holdings”), APLD Lender Holdings Parent, LLC (“APLD Lender Holdings Parent”), CIM Infrastructure Fund III, L.P. (“CIM IF III”), CIM Infrastructure Fund III GP, LLC (“CIM IF III GP”), CIM Applied Digital Parallel, LLC (“Applied Digital Parallel”), CIM Infrastructure Fund III (Lux) SCSp (“Luxembourg SCSp”), CIM Infrastructure III GP (Lux), S.a.r.l. (“Luxembourg S.a r.l.”), CIM Group Management, LLC (“CIM Group Management”), CIM Group Management Holdings, LLC (“CIM Group Management Holdings”) and CIM Group, LLC (“CIM Group”) on June 17, 2024. Includes 9,265,366 shares of common stock. APLD Lender Holdings Parent is the managing member of APLD Lender Holdings. The controlling owners of APLD Lender Holdings Parent are CIM IF III and Applied Digital Parallel. CIM IF III GP is the general partner of CIM IF III. Luxembourg SCSp is the majority owner of Applied Digital Parallel. Luxembourg S.a r.l. is the general partner of Luxembourg SCSp. CIM Group Management is the manager of CIM IF III GP and the sole owner of Luxembourg S.a r.l. CIM Group Management Holdings is the sole owner of CIM Group Management. CIM Group is the majority owner of CIM Group Management Holdings.
(7)Based upon information contained in a Schedule 13F filed by Hood River Capital Management LLC on August 14, 2024. Includes 9,596,231 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
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
GMR Limited Service Order

As of May 31. 2024, GMR Limited (“GMR”) held more than 5% of our outstanding common stock. Each of Guo Chen, a 50% owner and sole director of GMR, and Bo Dong, 50% owner of GMR, are deemed to beneficially own shares of our common stock held by GMR. GMR and subsidiaries made payments to the Company of approximately $9.2 million during the fiscal year ended May 31, 2023, and approximately $6.0 million during the fiscal year ended May 31, 2024.

Mr. Chen owns 60% of Alternity Fund Ltd., which owns 100% of GOI. Jason Zhang, a former director of the Company, owned 15% of Alternity during the fiscal year ended May 31, 2024. On December 8th, 2021, we entered into a Service Order with GOI pursuant to which we provide energized space for mining activities of GOI. GOI paid approximately $6.4 million during the fiscal year ended May 31, 2023, and approximately $6.1 million during the fiscal year ended May 31, 2024, to the Company pursuant to the Service Order. On July 25, 2024, GMR Limited reported that they have ceased to be the beneficial owner of more than 5% of our outstanding common stock.
B. Riley Loan & Security Agreement
Bryant Riley, chairman of the board and co-chief executive officer, of B. Riley Financial, Inc. (Nasdaq: RILY), directly or indirectly through subsidiaries of RILY, held in excess of 5% of our then outstanding common stock beginning in April 2023. Such shares no longer represent more than 5% of our outstanding common stock. On May 23, 2023, the Company entered into a Loan and Security Agreement with B. Riley Commercial Capital, LLC and B. Riley Securities, Inc., each of which is a wholly-owned subsidiary of RILY, with a total possible principal amount up to $50 million. As of May 31, 2024 the total loan balance of $44.5 million was repaid in full.

AI Bridge Loan

On January 30, 2024, the Company issued the AI Bridge Loan payable to AI Bridge Funding LLC (the “Lender”), providing for an unsecured loan in the aggregate principal amount of up to $20.0 million, of which $15.0 million was available immediately and funded upon the execution of the AI Bridge Loan. The obligation of the Lender to advance the remaining $5.0 million shall be in the Lender’s sole discretion. The AI Bridge Loan will mature on January 30, 2026 and bears interest at a rate of 12.5% per annum. During the fiscal fourth quarter 2024, the principal balance of the AI Bridge Loan, $20.0 million as of May 1, 2024, was converted into common stock pursuant to the terms of the AI Bridge Loan resulting in the Company issuing 8,421,146 in shares of its common stock to the Lender.

Affiliates of the Lender are both an investor in B. Riley Financial, Inc. and also an investment management client of B. Riley Asset Management. As previously disclosed, the Company’s Chairman and Chief Executive Officer, served as the President of B. Riley Asset Management, and effective February 5, 2024, resigned from that position.

Other Related Party Transactions

During the fiscal years ended May 31, 2024 and 2023, the Company received sublease income of $70,000 and $103,000, respectively, from B. Riley Financial, Inc.

During the fiscal years ended May 31, 2024 and 2023, the Company paid construction and consulting costs of $0.3 million and $0.1 million, respectively, to a company owned by a family member of the Company’s Chief Financial Officer.

During the fiscal years ended May 31, 2024 and 2023, the Company paid software license fees of $0.2 million and $0.1 million, respectively, to a company whose chairman is also a member of the Board.

During the fiscal year ended May 31, 2024, the Company paid consulting fees of $43,000 to a member of the Board for sales consulting work. No such payments were made during the fiscal year ended May 31, 2023.

Review, Approval, or Ratification of Transactions with Related Parties
In April 2024, we adopted a charter of the Audit Committee, pursuant to which all related party transactions including those between us, our directors, executive officers, majority stockholders and each of our respective affiliates or family members will be reviewed and approved by our Audit Committee, or if no Audit Committee exists, by a majority of the independent members of our Board. Our existing policies are designed to comply with the Nasdaq Listing Rules and the rules and regulations of the SEC.
Director Independence
Please see the discussion of director independence under Item 10. Directors, Executive Officers and Corporate Governance starting on page 99 above.
Indemnification of Officers and Directors
We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Nevada law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.
Item 14. Principal Accounting Fees and Services
The following table presents fees billed to the Company for professional services rendered by our independent registered public accounting firm, Marcum LLP, for the fiscal years ended May 31, 2024 and 2023:

(in thousands)	Fiscal Years Ended May 31,
	2024	2023
Type of Fees:
Audit fees	$484	$464
All other fees	376	92
Total fees	$860	$556
For the fiscal years ended May 31, 2024 and 2023, the Audit Committee approved all of the services provided by, and fees paid to, Marcum LLP.
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
Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1
Second Amended and Restated Articles of Incorporation, as amended from time to time. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on August 2, 2023).

3.1.1
Certificate of Amendment to the Certificate of Designations for the Series E Redeemable Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

3.1.2
Certificate of Amendment, dated June 11, 2024, to Second Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2024).

3.2	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).
4.1
Registration Rights Agreement, dated April 15, 2021, by and between the Company and B. Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

4.1.1
Amendment, dated December 13, 2021, to Registration Rights Agreement, dated April 15, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 3.2 to Amendment No. 6 the Company's Registration Statement on Form S-1, filed with the SEC on April 12, 2022).

4.1.2
Amendment No. 2, dated February 22, 2022, to Registration Rights Agreement, dated April 15, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, filed with the SEC on February 28, 2022).

4.2
Registration Rights Agreement, dated July 30, 2021, by and between the Company and B. Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

4.2.1
Amendment, dated December 13, 2021, to Registration Rights Agreement, dated July 30, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed with the SEC on April 12, 2022).

4.2.2
Amendment No. 2, dated February 22, 2022, to Registration Rights Agreement, dated July 30, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1, filed with the SEC on February 28, 2022).

4.3
Right of First Refusal and Co-Sale Agreement, dated as of April 15, 2021, by and between the Company, the Key Holders and Investors (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

4.4
Right of First Refusal and Co-Sale Agreement, dated as of July 30, 2021, by and between the Company, the Key Holders and Investors. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

4.5	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2024).
4.6	Form of Subscription Agreement. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
4.7	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2024).
4.8*	Description of Securities.
10.1
Services Agreement, dated March 19, 2021, by and among the Company, GMR Limited, Xsquared Holding Limited, and Valuefinder (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

10.2
Master Professional Services Agreement between Ulteig Engineers, Inc. and APLD Hosting, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

10.3
Non-Fixed Price Sales and Purchase Agreement, dated April 13, 2021, between Bitmain Technologies Limited and the Company (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

10.4
Coinmint Colocation Mining Services Agreement dated as of June 15, 2021 by and between Coinmint, LLC and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

10.5#
Service Framework Agreement, dated July 5, 2021, by and between APLD Hosting, LLC and JointHash Holding Limited (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.6#
Amended and Restated Electric Services Agreement, dated September 13, 2021, by and between APLD Hosting, LLC and [Redacted] (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.7
Sublease Agreement, dated as of May 19, 2021, by and between the Company and Encap Investments L.P. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

10.8#
Service Framework Agreement, dated July 5, 2021, by and between APLD Hosting, LLC and Bitmain Technologies Limited (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed with the SEC on August 29, 2022).

10.9#
Master Hosting Agreement, dated as of September 20, 2021, by and between APLD Hosting, LLC and F2Pool Mining, Inc. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.10#
Master Hosting Agreement, dated as of October 12, 2021, by and between APLD Hosting, LLC and Hashing LLC. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.11
Services Agreement, effective as of October 12, 2021, by and among Applied Blockchain, LTD and Xsquared Holding Limited. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.12†	2022 Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.12.1†	Form of Employee Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.12.2†	Form of Restricted Stock Unit Award Agreement (Employees). (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.12.3†	Form of Restricted Stock Unit Award Agreement (Consultants). (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.12.4*†	Amendment to 2022 Incentive Plan.
10.13†	2022 Non-Employee Director Stock Plan. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.13.1†
First Amendment to the 2022 Non-Employee Director Stock Plan, dated April 4, 2023. (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on August 2, 2023).

10.13.2	Form of Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.14#
Limited Liability Company Agreement, dated as of January 6, 2022, by and between the Company and Antpool Capital Asset Investment L.P. (Incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 24, 2022).

10.15†
Employment Agreement, effective as of November 1, 2021, by and between the Company and Wes Cummins. (Incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 24, 2022).

10.15.1†
Amendment No. 1 to Executive Employment Agreement, dated as of September 25, 2023, by and between the Company and Wes Cummins. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2023).

10.16†
Employment Agreement, effective as of November 1, 2021, by and between the Company and David Rench. (Incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 24, 2022).

10.16.1†
Amendment No. 1 to Executive Employment Agreement, dated as of September 25, 2023, by and between the Company and David Rench. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2023).

10.17
Ground Lease, effective as of April 13, 2022, by and between EDB, Ltd and APLD - Rattlesnake Den I LLC. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on August 2, 2023).

10.18†
Employment Agreement, effective as of November 1, 2021, by and between the Company and Regina Ingel (Incorporated by reference to Exhibit 10.17 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 24, 2022).

10.18.1†
Amendment dated August 1, 2022 to Employment Agreement between Applied Blockchain, Inc. and Regina Ingel. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 5, 2022).

10.19
Loan Agreement dated as of March 11, 2022 by and between APLD Hosting, LLC, Vantage Bank Texas and Applied Blockchain, Inc. (Incorporated by reference to Exhibit 10.20 to Amendment No. 6 the Company's Registration Statement on Form S-1, filed with the SEC on April 12, 2022).

10.20
Continuing Guaranty Agreement dated as of March 11, 2022 by Applied Blockchain, Inc. for the benefit of Vantage Bank Texas. (Incorporated by reference to Exhibit 10.21 to Amendment No. 6 the Company's Form S-1, filed with the SEC on April 12, 2022).

10.21
Letter between Applied Blockchain, Inc. and Xsquared Holding Limited dated June 6, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2022).

10.22
Hosting Agreement, dated as of July 12, 2022, by and between Marathon Digital Holdings, Inc. and Applied Blockchain, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 12, 2022).

10.23
Loan Agreement, dated as of July 25, 2022, by and among APLD Hosting, LLC, Starion Bank, and Applied Blockchain, Inc. as Guarantor. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2022).

10.24
Security Agreement, dated of July 25, 2022, by and between APLD Hosting, LLC and Starion Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2022).

10.25
Security Agreement, dated of July 25, 2022, by and among APLD Hosting, LLC, Applied Blockchain, Inc., as Grantor, and Starion Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2022).

10.26
Unlimited Commercial Corporate Guaranty of Applied Blockchain, Inc. dated as of July 25, 2022. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2022).

10.27
Loan Agreement by and among APLD - Rattlesnake Den I, LLC, as borrower, Vantage Bank Texas, as lender, and the Company, as guarantor, entered into as of November 7, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

10.28#
Loan Agreement, dated as of February 16, 2023 by and among APLD ELN-01 LLC, Starion Bank, and Applied Digital Corporation as Guarantor. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.29#
Security Agreement, dated as of February 16, 2023 by and between APLD ELN-01 LLC and Starion Bank. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.30
Security Agreement, dated as of February 16, 2023 by and among APLD ELN-01 LLC, Applied Digital Corporation and Starion Bank. (Incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.31
Unlimited Commercial Corporate Guaranty of Applied Digital Corporation dated as of February 16, 2023. (Incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.32#
Loan and Security Agreement, dated as of May 23, 2023, by and among SAI Computing, LLC as Borrower, B. Riley Commercial Capital, LLC and B. Riley Securities, Inc., as Lenders, B. Riley Commercial Capital, LLC as Collateral Agent, and Applied Digital Corporation as Guarantor. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K,filed with the SEC on May 24, 2023).

10.32.1
Termination of Loan and Security letter, dated February 5, 2024, between the Company and B. Riley Commercial Capital, LLC and B. Riley Securities, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).

10.33†	Form of Amendment No. 1 to Restricted Stock Unit Award. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2023).
10.34†	Form of Amendment No. 1 to Performance Stock Unit Award. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2023).

10.35
Form of Indemnification Agreement by and between Applied Digital Corporation and individual directors or officers. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 16, 2024).

10.36
Unsecured Promissory Note, dated January 30, 2024, issued by the Company and payable to AI Bridge Funding LLC. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).

10.36.1
Waiver, Consent and Amendment by and between the Company and AI Bridge Funding LLC, dated March 27, 2024. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

10.36.2
Amendment No. 2 to Unsecured Promissory Note, dated April 26, 2024, by and between Applied Digital Corporation and AI Bridge Funding LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2024).

10.37#
Loan Agreement, dated as of February 28, 2024, by and between APLD GPU-01, LLC and Cornerstone Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.38
Security Agreement, dated as of February 28, 2024, by and between APLD GPU-01, LLC and Cornerstone Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.39
Form of Guaranty Agreement, dated as of February 28, 2024, made by each of Applied Digital Corporation, SAI Computing, LLC and APLD Hosting, LLC in favor of Cornerstone Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.40
Consent to Transfer Interest in Real Property Subject to Mortgage and Subordination Agreement, dated as of February 28, 2024, made by Starion Bank, in favor of APLD Hosting, LLC. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.41#
Collateral Assignment of Customer GPU Contracts and Consent, dated as of February 28, 2024, by Applied Digital Corporation, in favor of Cornerstone Bank. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.42%
Purchase and Sale Agreement, dated March 14, 2024, by and between APLD - Rattlesnake Den I LLC and Mara Garden City LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024).

10.43
Prepaid Advance Agreement by and between Applied Digital Corporation and YA II PN, LTD., dated March 27, 2024. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

10.44
Convertible Promissory Note issued by Applied Digital Corporation and payable to YA II PN, LTD., dated March 27, 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

10.45
Guaranty made by APLD-ELN-02 LLC in favor of YA II PN, LTD., dated March 27, 2024. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

10.46
Convertible Promissory Note issued by Applied Digital Corporation and payable to YA II PN, LTD., dated April 24, 2024. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2024).

10.47
Cooperation and Standstill Agreement, dated as of April 30, 2024, by and between Applied Digital Corporation, a Nevada Corporation, and Oasis Management Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2024).

10.48
Services Agreement, dated as of May 16, 2024, by and between Applied Digital Corporation and Preferred Shareholder Services, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

10.49
Prepaid Advance Agreement by and between Applied Digital Corporation and YA II PN, LTD., dated May 24, 2024. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2024).

10.50
Convertible Promissory Note issued by Applied Digital Corporation and payable to YA II PN, LTD., dated May 24, 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2024).

10.51
Guaranty made by APLD-ELN-02 LLC in favor of YA II PN, LTD., dated May 24, 2024. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2024).

10.52
Amendment by and between the Company and YA II PN, LTD., dated May 24, 2024. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2024).

10.53#
Promissory Note, dated June 7, 2024, issued by APLD Holdings 2 LLC and payable to CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.54
Parent Guaranty, dated June 7, 2024, issued by Applied Digital Corporation in favor of CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.55%
Guarantee and Collateral Agreement, dated June 7, 2024, by and among APLD Hosting, LLC, APLD ELN-01 LLC, APLD ELN-02 LLC, APLD Holdings 1 LLC, APLD Holdings 2 LLC, APLD ELN-02 Holdings LLC and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.56
Consent, Waiver and First Amendment to Prepaid Advance Agreements, dated June 7, 2024, by and between Applied Digital Corporation and YA II PN, LTD. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.57*	Registration Rights Agreement, dated June 7, 2024, by and between Applied Digital Corporation and CIM APLD Lender Holdings, LLC.
10.58*	Security Agreement, dated June 21, 2024, by and between Applied Digital Cloud Corporation and YA II PN, LTD.
10.59
Waiver Agreement, dated August 11, 2024, by and between APLD Holdings 2 LLC and CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2024).

10.60*	Standby Equity Purchase Agreement, dated August 28, 2024, by and between Applied Digital Corporation and YA II PN, LTD.
10.61*	First Amendment to the Standby Equity Purchase Agreement, dated August 29, 2024, by and between Applied Digital Corporation and YA II PN, LTD.
21.1*	List of Subsidiaries.
23.1*	Consent of Marcum, LLP.
24.1*	Power of Attorney (contained on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
97.1*†	Compensation Recovery Policy.
* Filed herewith.
** Furnished, not filed.
† Management compensatory agreement.
# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
% The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and Item 1.01, Instruction 4 of Form 8-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on August 30, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Wes Cummins	Chief Executive Officer and Chairman	August 30, 2024
Wes Cummins	(Principal Executive Officer)

/s/ David Rench	Chief Financial Officer	August 30, 2024
David Rench	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chuck Hastings	Director	August 30, 2024
Chuck Hastings

/s/ Douglas Miller	Director	August 30, 2024
Douglas Miller

/s/ Richard Nottenburg	Director	August 30, 2024
Richard Nottenburg

/s/ Rachel Lee	Director	August 30, 2024
Rachel Lee

/s/ Kate Reed	Director	August 30, 2024
Kate Reed

/s/ Ella Benson	Director	August 30, 2024
Ella Benson