Form 10-Q
period 2024-08-31
Applied Digital Corp.
filed 2024-10-09
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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
As of October 8, 2024, 215,359,125 shares of Common Stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of August 31, 2024 and May 31, 2024 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended August 31, 2024 and August 31, 2023 (unaudited)	2
	Condensed Consolidated Statements of Changes in Series E Redeemable and Series F Convertible Preferred Stock and Stockholders’ Equity for the three months ended August 31, 2024 and August 31, 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2024 and August 31, 2023 (unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II - Other Information

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		42

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	August 31, 2024	May 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$58,215	$3,339
Restricted cash	21,342	21,349
Accounts receivable	2,298	3,847
Prepaid expenses and other current assets	2,063	1,343
Current assets held for sale	192	384
Total current assets	84,110	30,262
Property and equipment, net	478,249	340,381
Operating lease right of use assets, net	147,148	153,611
Finance lease right of use assets, net	200,649	218,683
Other assets	27,576	19,930
TOTAL ASSETS	$937,732	$762,867

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$140,264	$116,117
Accrued liabilities	26,723	26,282
Current portion of operating lease liability	22,393	21,705
Current portion of finance lease liability	112,079	107,683
Current portion of debt	6,892	10,082
Current portion of debt, at fair value	30,464	35,836
Customer deposits	13,676	13,819
Related party customer deposits	—	1,549
Deferred revenue	16,867	37,674
Related party deferred revenue	—	1,692
Due to customer	17,211	13,002
Other current liabilities	96	96
Total current liabilities	386,665	385,537
Long-term portion of operating lease liability	103,871	109,740
Long-term portion of finance lease liability	43,841	63,288
Long-term debt	106,227	79,472
Total liabilities	640,604	638,037
Commitments and contingencies (Note 11)
Temporary equity
Series E preferred stock, $0.001 par value, 2,000,000 shares authorized, 301,673 shares issued and outstanding at August 31, 2024, and no shares authorized, issued or outstanding at May 31, 2024	6,932	—
Series F preferred stock, 0.001 par value, 53,191 shares authorized, issued and outstanding at August 31, 2024, and no shares authorized, issued or outstanding at May 31, 2024	48,350	—
Stockholders' equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 162,471,048 shares issued and 157,438,246 shares outstanding at August 31, 2024, and 144,083,944 shares issued and 139,051,142 shares outstanding at May 31, 2024	162	144
Treasury stock, 5,032,802 shares at August 31, 2024 and 5,032,802 shares at May 31, 2024, at cost	(62)	(62)
Additional paid in capital	496,027	374,738
Accumulated deficit	(254,281)	(249,990)
Total stockholders’ equity attributable to Applied Digital Corporation	241,846	124,830
TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS' EQUITY	$937,732	$762,867
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	August 31, 2024	August 31, 2023
Revenue:
Revenue	$58,778	$32,139
Related party revenue	1,926	4,184
Total revenue	60,704	36,323
Costs and expenses:
Cost of revenues	61,060	25,221
Selling, general and administrative (1)	14,341	16,170
Gain on classification of held for sale (2)	(24,808)	—
Loss on abandonment of assets	628	—
Loss from legal settlement	—	2,300
Total costs and expenses	51,221	43,691
Operating income (loss)	9,483	(7,368)
Interest expense, net (3)	7,308	2,133
Loss on change in fair value of debt	6,422	—
Loss on extinguishment of related party debt	—	2,353
Net loss before income tax expenses	(4,247)	(11,854)
Income tax expense (benefit)	—	—
Net loss	(4,247)	(11,854)
Net loss attributable to noncontrolling interest	—	(397)
Preferred dividends	(44)	—
Net loss attributable to Common Stockholders	$(4,291)	$(11,457)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(0.03)	$(0.11)
Basic and diluted weighted average number of shares outstanding	149,009,336	100,521,673
(1)Includes related party selling, general and administrative expense of $0.2 million and $0.3 million for the three months ended August 31, 2024 and August 31, 2023, respectively. See Note 5 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility. See Note 11 - Commitments and Contingencies for further discussion.
(3)Includes related party interest expense of $0.7 million for the three months ended August 31, 2023. There was no related party debt outstanding during the three months ended August 31, 2024 and as such, no interest expense was incurred related to related party debt. See Note 5 - Related Party Transactions for further discussion of related party transactions.
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended August 31, 2024 and August 31, 2023
(In thousands, except share data)

	Temporary Equity				Permanent Equity
	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2024	—	$—	—	$—	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830
Shares issued in offering, net of costs	—	—	—	—	6,124,218	6	—	—	31,065	—	31,071
Shares issued from awards vesting	—	—	—	—	769,908	1	—	—	(1)	—	—
Conversions of debt	—	—	—	—	11,392,978	11	—	—	56,190	—	56,201
Issuance of Yorkville amendment shares	—	—	—	—	100,000	—	—	—	519	—	519
Issuance of warrants to CIM, at fair value	—	—	—	—	—	—	—	—	36,479	—	36,479
Preferred Series E Stock	301,673	6,932	—	—	—	—	—	—	—	—	—
Preferred Series E Dividends	—	—	—	—	—	—	—	—	—	(44)	(44)
Preferred Series F Stock	—	—	53,191	48,350	—	—	—	—		—	—
Stock-based compensation	—	—	—	—	—	—	—	—	(2,919)	—	(2,919)
Preferred stock dividends	—	—	—	—	—	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	—	—	—	—	—	(4,247)	(4,247)
Balance, August 31, 2024	301,673	$6,932	53,191	$48,350	162,471,048	$162	(5,032,802)	$(62)	$496,027	$(254,281)	$241,846

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2023	100,927,358	$101	(5,001,728)	$(62)	$160,194	$(100,716)	$59,517	$10,162	$69,679
Shares issued in offering, net of costs	7,908,528	8	—	—	64,708	—	64,716	—	64,716
Issuance of common stock from stock plans	530,732	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,641	—	5,641	—	5,641
Stock issuance costs	—	—	—	—	(234)	—	(234)	—	(234)
Net loss	—	—	—	—	—	(11,457)	(11,457)	(397)	(11,854)
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Balance, August 31, 2023	110,850,885	$110	(5,001,728)	$(62)	$240,073	$(112,173)	$127,948	$—	$127,948
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2024	August 31, 2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(4,247)	$(11,854)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	34,316	7,860
Stock-based compensation	(2,919)	5,641
Lease expense	7,659	—
Loss on extinguishment of debt	—	2,353
Loss on legal settlement	—	2,300
Amortization of debt issuance costs	2,769	235
Gain on classification of held for sale	(24,808)	—
Loss on change in fair value of debt	6,422	—
Loss on abandonment of assets	628	173
Changes in operating assets and liabilities:
Accounts receivable	1,549	55
Prepaid expenses and other current assets	(721)	(205)
Customer deposits	(143)	—
Related party customer deposits	(1,549)	—
Deferred revenue	(20,807)	3,695
Related party deferred revenue	(1,692)	(553)
Accounts payable	(77,537)	205
Accrued liabilities	9,738	2,113
Due to customer	4,209	—
Lease assets and liabilities	(8,757)	39
Sales and use tax payable	—	(1,568)
Other assets	—	(5,972)
CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES	(75,890)	4,517
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(54,798)	(32,591)
Proceeds from satisfaction of contingency on sale of assets	25,000	—
Finance lease prepayments	(2,808)	(7,560)
Purchases of investments	—	(390)
CASH FLOW USED IN INVESTING ACTIVITIES	(32,606)	(40,541)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(26,049)	(4,849)
Borrowings of long-term debt	105,000	3,750
Borrowings of related party debt	—	3,000
Repayments of long-term debt	(5,886)	(3,463)
Repayment of related party debt	—	(39,257)
Payment of deferred financing costs	(8,484)	—
Proceeds from issuance of common stock, net of costs	31,590	64,482
Common stock issuance costs	(44)	—
Proceeds from issuance of preferred stock	60,726	—
Preferred stock issuance costs	(5,444)	—
Dividends issued on preferred stock	(44)	—
Proceeds from issuance of SAFE agreement included in long-term debt	12,000	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	163,365	23,663

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	54,869	(12,361)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	31,688	43,574
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$86,557	$31,213
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
	Three Months Ended
	August 31, 2024	August 31, 2023
Interest paid	$5,511	$1,839
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$—	$10,272
Finance right-of-use assets obtained by lease obligation	$13,305	$46,952
Property and equipment in accounts payable and accrued liabilities	$116,440	$6,729
Conversion of debt to common stock	$56,201	$—
Extinguishment of non-controlling interest	$—	$9,765
Loss from legal settlement	$—	$2,300
Issuance of warrants to CIM, at fair value	$36,479	$—
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (unaudited)
For the Three Months Ended August 31, 2024

1.    Business and Organization
Applied Digital Corporation (the “Company”), is a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers. The Company has three reportable segments. Financial information for each segment is contained in “Note 12 - Business Segments”.
2.    Basis of Presentation and Significant Accounting Policies
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The unaudited condensed consolidated balance sheet as of May 31, 2024 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. For further information, please refer to and read these interim unaudited condensed consolidated financial statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2024 filed with the SEC on August 30, 2024.
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
For the Three Months Ended August 31, 2024
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
The Cloud Services Business operates through our wholly-owned subsidiary, Applied Digital Cloud Corporation, and provides cloud services to customers, such as artificial intelligence and machine learning developers, to develop their advanced products. Customers pay a fixed rate to the Company in exchange for an energized space supported by Company-provided equipment.
The HPC Hosting Business designs, builds, and operates data centers which are designed to support high-compute applications using advanced and sophisticated infrastructures to provide services to customers.
See Note 2 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.
Reclassifications
Balance Sheet
We have reclassified certain prior period amounts in our unaudited condensed consolidated balance sheets to conform to our current period presentation. Specifically, we have reclassified certain restricted cash held in long term instruments from “Restricted cash” to “Other assets”. We have also reclassified the presentations of state income tax payable to “Other current liabilities” and security deposits from “Prepaid expenses and other current assets” to “Other assets.” Finally, we have condensed “Sales and use tax payable” into “Accrued expenses.”
Income Statement
We have reclassified certain prior period amounts in our unaudited condensed consolidated statements of operations to conform to our current period presentation. Specifically, we have reclassified certain amounts of “Selling, general and administrative” expenses to “Cost of revenues”. We have condensed the presentation of segment revenue into a single “Revenue” caption as segment disclosures are presented in Note 12 - Business Segments.
These reclassifications had no impact on reported net loss, cash flows, or total assets and liabilities.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
Cash, cash equivalents, and restricted cash within the unaudited condensed consolidated balance sheets that are included in the unaudited condensed consolidated statements of cash flows as of August 31, 2024 and May 31, 2024 were as follows (in thousands):

	August 31, 2024	May 31, 2024
Cash and cash equivalents	$58,215	$3,339
Restricted cash	21,342	21,349
Restricted cash included in other assets	7,000	7,000
Total cash, cash equivalents, and restricted cash	$86,557	$31,688
Liquidity
As noted above, the Company had a working capital deficit of $302.6 million which raises substantial doubt about the Company's ability to continue as a going concern. Based on an analysis of subsequent events which are disclosed in "Note 14 - Subsequent Events", the Company believes that substantial doubt to continue as a going concern has been alleviated. Therefore, the Company has sufficient liquidity to meet its obligations as they become due for at least twelve months from the date these financial statements were issued.
Preferred Stock
The Company applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and classified the Series E Preferred Stock (as defined below) and the Series F Convertible Preferred Stock as temporary equity in the temporary equity section of the unaudited condensed consolidated balance sheets on August 31, 2024. The Series E Preferred Stock is recorded outside of stockholders’ equity because under the terms thereof, there are optional redemption features, which may require redemption arising from events outside the control of the Company. The Series F Convertible Preferred Stock is recorded outside of stockholders’ equity because under the terms thereof, the redemption right is at a fixed price of the stated value and a fixed date of December 31, 2024 through January 10, 2025. See further discussion in Note 8 - Temporary Equity.
3.    Property and Equipment
Property and equipment consisted of the following as of August 31, 2024 and May 31, 2024 (in thousands):

	Estimated Useful Life	August 31, 2024	May 31, 2024
Networking equipment, electrical equipment, and software	5 years	$32,632	$32,517
Electric generation and transformers	15 years	9,933	9,933
Land and building
Building	39 years	108,294	103,990
Land		19,037	6,205
Land improvements	15 years	1,380	1,380
Leasehold improvements	3 years - 7 years	1,090	1,051
Construction in progress		313,557	190,162
Other equipment and fixtures	5 years - 7 years	9,713	9,552
Total cost of property and equipment		495,636	354,790
Accumulated depreciation		(17,387)	(14,409)
Property and equipment, net		$478,249	$340,381
Depreciation expense totaled $3.0 million and $2.2 million for the three months ended August 31, 2024 and 2023, respectively.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three months ended August 31, 2024 and August 31, 2023, respectively.

	Three Months Ended
	August 31, 2024	August 31, 2023
Customer A	48%	68%
Customer B	—%	10%
Customer G	16%	—%
Deferred Revenue
Changes in the Company's deferred revenue balances for the three months ended August 31, 2024 and August 31, 2023, respectively, are shown in the following table (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Balance, beginning of period	$39,366	$48,692
Advance billings	44,317	39,465
Revenue recognized	(60,448)	(36,323)
Other adjustments	(6,368)	—
Less: Related party balances	—	(971)
Balance, end of period	$16,867	$50,863
Customer Deposits
Changes in the Company's customer deposits balances for the three months ended August 31, 2024 and August 31, 2023, respectively, are shown in the following table (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Balance, beginning of period	$15,367	$36,370
Customer deposits received	2,849	—
Customer deposits refunded	(1,549)	—
Customer deposits applied	(2,991)	—
Less: Related party balances	—	(3,811)
Balance, end of period	$13,676	$32,559
5.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the three months ended August 31, 2024 and August 31, 2023 (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Customer D*	$992	$2,332
Customer E**	$678	$1,852
*Customer D is a subsidiary of an entity which, during the first fiscal quarter of 2024, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the controlling individual of the entity filed a

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
Schedule 13G to report the fact that as of the date thereof, the entity has ceased to be a beneficial owner of more than 5% of such class of securities.
**Customer E is 60% owned by an individual who, during the first fiscal quarter of 2024, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the individual filed a Schedule 13G to report the fact that as of the date thereof, the individual has ceased to be a beneficial owner of more than 5% of such class of securities.
The following table illustrates related party deferred revenue and deposits balances as of August 31, 2024 and May 31, 2024 (in thousands):

	Customer D balances as of		Customer E balances as of
	August 31, 2024	May 31, 2024	August 31, 2024	May 31, 2024
Deferred revenue	$—	$993	$—	$699
Customer deposits	$—	$895	$—	$654
Related Party Sublease Income
The Company received sublease income from B. Riley Asset Management, which is also a wholly-owned subsidiary of B. Riley Financial, Inc. As previously disclosed, the Company’s Chairman and Chief Executive Officer, served as the President of B. Riley Asset Management, and effective February 5, 2024, resigned from that position. Sublease income is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. The following table illustrates related party sublease income for the three months ended August 31, 2024 and August 31, 2023 (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Sublease Income	$—	$23
Other Related Party Transactions
Related party transactions included within selling, general, and administrative expense on the unaudited condensed consolidated statement of operations include the following:
•construction and consulting costs of $0.1 million during the three months ended August 31, 2023 were incurred with a company owned by a family member of the Company’s Chief Financial Officer. There were no transactions with this related party during the three months ended August 31, 2024.
•software license fees of $0.1 million and $48 thousand, during the three months ended August 31, 2024 and August 31, 2023, respectively, were incurred with a company whose chairman is also a member of the Company’s Board of Directors.
•salaries, wages, benefits, and stock-based compensation expense of $0.1 million and $0.1 million during the three months ended August 31, 2024 and August 31, 2023, respectively, were incurred for six employees that are family members of the Company’s Chief Executive Officer.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
6.    Debt
Long-term debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	August 31, 2024	May 31, 2024
CIM Promissory Loan (1)	12%	June 2027	105,000	—
Starion Ellendale Loan (2)	7.48%	February 2028	15,214	16,145
Vantage Transformer Loan	6.50%	February 2029	—	3,609
Cornerstone Bank Loan (3)	8.59%	March 2029	14,923	15,576
Yorkville Convertible Debt	—%	April and June 2025	—	80,243
Starion Term Loan (4)	6.50%	July 2027	9,298	10,021
Other long-term debt (5)			12,285	297
Deferred financing costs, net of amortization			(43,601)	(501)
Less: Current portion of debt			(6,892)	(45,918)
Long-term debt, net			$106,227	$79,472
(1)Pursuant to a parent guarantee, the CIM Promissory Loan is guaranteed by the Company, and is secured by a continuing security interest in substantially all of its respective assets except for Excluded Assets (as defined in the Guarantee and Collateral Agreement).
(2)The Starion Ellendale Loan is guaranteed by APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, and is secured by the Ellendale facility, a security interest in substantially all of the assets of APLD ELN-01 LLC, and a security interest in the form of a collateral assignment of the Company’s rights and interests in all master hosting agreements related to the Ellendale Facility.
(3)The Cornerstone Bank Loan is guaranteed by APLD GPU-01, LLC, a wholly-owned subsidiary of the Company, and is secured by a security interest in multiple Terms of Service Agreements for HPC based systems related to AI Cloud Computing Services, which are to be serviced at the Jamestown hosting facility.
(4)The Starion Term Loan is guaranteed by APLD Hosting, LLC, a wholly-owned subsidiary of the Company, and is secured by the Jamestown hosting facility, a security interest in substantially all of the assets of APLD Hosting LLC, and interests in all master hosting agreements related to the Jamestown hosting facility.
(5)Inclusive in this number is $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities. See further discussion below.
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of August 31, 2024 (in thousands):

Remainder of FY25	$7,296
FY26	10,454
FY27	11,134
FY28	112,659
FY29	3,176
Thereafter (1)	12,000
Total	$156,719
(1)Represents $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities. See further discussion below.
Letters of Credit
As of August 31, 2024, the Company had letters of credit totaling $28.3 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
agreements. The Company presents all restricted cash amounts with letter of credit terms of 12 months or less within the Restricted Cash caption within current assets and any amounts with related letter of credit terms of over 12 months in Other Assets.
Yorkville Convertible Debt
During the fiscal year ended May 31, 2024, the Company entered into two prepaid advance agreements with YA II PN, LTD. (“YA Fund”) for promissory notes totaling $92.1 million (“YA Notes”). The YA Notes are convertible into shares of the Company’s common stock. During the three months ended August 31, 2024, $48 million of the YA notes were converted into approximately 11.4 million shares of common stock. See “Note 14 - Subsequent Events” for discussion about conversions subsequent to August 31, 2024.
The Company has elected to present the Yorkville Convertible Debt at fair value on the unaudited condensed consolidated balance sheets (see "Note 9 - Fair Value Measurements" for further discussion).
CIM Arrangement & Warrants
During the three months ended August 31, 2024, APLD Holdings 2 LLC (the “Borrower”), a subsidiary of the Company, entered into a promissory note (the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC, a Delaware limited liability company (the “Lender”). The CIM Promissory Note provides for borrowings up to $125 million and includes an accordion feature that allows for up to an additional $75 million of borrowings. As of August 31, 2024, the total balance outstanding under the CIM Promissory Note was $105 million. Pursuant to the CIM Promissory Note, the Company issued warrants to purchase up to 9,265,366 shares of Common Stock (the “CIM Warrants”).
The CIM Warrants were issuable in two tranches for the purchase of up to 6,300,449 Common Shares (the “Initial Warrants”) and 2,964,917 Common Shares (the “Additional Warrants”), respectively. The Initial Warrants were issued June 17, 2024 and the Additional Warrants were issued August 11, 2024. The CIM Warrants are exercisable upon issuance and have a five-year term. The CIM Warrants have an exercise price of $4.8005 per share, which exercise price may be paid in cash, by net settlement or by a combination of cash and net settlement but must be exercised by net settlement if no registration covering the exercise of the Warrants remains effective.
The CIM Warrants were measured at fair value using a Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the CIM Warrants was based on the following significant inputs:

	Initial Warrants	Additional Warrants
Warrant issue date	June 17, 2024	August 11, 2024
Contractual term	5 years	5 years
Volatility	105%	110%
Risk-free rate	4.25%	3.76%
Dividend yield	—%	—%
The fair value of the Initial Warrants and Additional Warrants was $4.36 and $3.04 per warrant, respectively. The total fair value of the CIM Warrants was $36.5 million and was recorded in the unaudited condensed consolidated statement of stockholders' equity. The Company deferred the recognition of the fair value of the Initial and Additional Warrants as a reduction in the net carrying amount of the CIM Promissory Note and subsequently will amortize this balance in interest expense using the effective interest rate method.
Yorkville Amendment
In connection with the CIM Promissory Note, the Company also entered into a Consent, Waiver and First Amendment to Prepaid Advance Agreements (the “Consent”) with YA Fund. In exchange for giving its consent to the transaction with the CIM Lender, the Company agreed to issue an aggregate of 100,000 shares of common stock to YA Fund and to conditionally lower the floor price from $3.00 to $2.00 so long as the daily Volume Weighted Average Price (“VWAP”) is

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
less than $3.00 per share of common stock for five out of seven trading days. The Company further agreed to deliver a security agreement whereby its subsidiary, Applied Digital Cloud Corporation, would grant a springing lien on substantially all of its assets subject to customary carve-outs to secure the YA notes issued in favor of YA Fund. Pursuant to the Consent, YA Fund also consented to future project-level financing at the HPC Ellendale facility. In addition, pursuant to the terms of the Consent, certain provisions of the March PPA and the May PPA were amended. Upon issuance of the 100,000 shares, the Company recorded the value of the shares at their grant date fair value as an increase in the loss on change in fair value of debt caption on the unaudited condensed consolidated statements of operations.
SAFE
During the three months ended August 31, 2024, Applied Digital Cloud Corporation (“ADCC”), a wholly-owned subsidiary of the Company, entered into two SAFE agreements totaling $12.0 million with an investor (the “Investor”). Under the terms of the SAFE agreements, the Investor has the right to certain shares of ADCC’s preferred stock.
If an equity financing transaction occurs before the termination of the SAFE agreements, the SAFE agreements will automatically convert into the number of shares of preferred stock equal to the purchase amount divided by the discount price, which will be the lowest price per share of the preferred stock sold in the equity financing transaction multiplied by the discount rate (90%). If there is a liquidity event before the termination of the SAFE agreements, the Investor will automatically be entitled to receive a portion of proceeds, due and payable to the Investor immediately prior to, or concurrent with, the occurrence of such liquidity event, equal to the greater of (i) the purchase amount or (ii) the amount payable on the number of shares of common stock equal to the purchase amount divided by the liquidity price (the price per share equal to the fair market value of the common stock at the time of the liquidity event, as determined by reference to the purchase price payable in connection with such liquidity event, multiplied by the discount rate). If there is a dissolution event before the termination of the SAFE agreements, the Investor will automatically be entitled to receive a portion of proceeds equal to the purchase amount, due and payable to the Investor immediately prior to the occurrence of the dissolution event.
In a liquidity or dissolution event, the SAFE agreements are intended to operate like standard non-participating preferred stock. The Investor’s right to receive the purchase amount is junior to payments for outstanding indebtedness and creditor claims, on par with payments for other SAFE agreements and preferred stock, and senior to payments for common stock. The SAFE agreements will automatically terminate immediately following the earliest to occur of: (i) the issuance of capital stock to the Investor pursuant to the automatic conversion of the SAFE agreements; or (ii) the payment, or setting aside for payment, of amounts due the Investor. The Investor shall have the right, but not the obligation, to purchase up to its Pro Rata Share (the ratio of (i) the purchase amount of the SAFE agreements to (ii) the aggregate purchase amounts of all SAFE agreements issued by ADCC prior to the equity financing transaction) of the securities issued in the equity financing transaction, on the same terms, conditions and pricing afforded to the other investors participating in the equity financing transaction.
The SAFE agreements were accounted in accordance with ASC 480: Distinguishing Liabilities from Equity. Per the SAFE agreements, as the underlying share class has not been issued yet and as such, equity classification cannot be determined based on redemption rights, these agreements were classified as liabilities and included in long-term debt at their face value on the Company’s unaudited condensed consolidated balance sheets.

7.    Stockholders' Equity
Common Stock
Increase In Authorized Shares
On June 11, 2024, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our Second Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”). Pursuant to the Certificate of Amendment, the number of authorized shares of Common Stock was increased to 300,000,000. The Certificate of Amendment became effective upon filing on June 11, 2024.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
Roth Capital Partners LLC
On May 6, 2024, the Company began sales of common stock under a "at the market" sale agreement with Roth Capital Partners, LLC pursuant to which the Company could sell up to $25 million in aggregate proceeds of common stock. During the quarter ended August 31, 2024, the Company sold approximately 3.1 million shares for net proceeds of approximately $14.6 million with commission and legal fees related to the issuance of approximately $0.5 million. As of August 31, 2024, this offering was completed.
At-the-Market Sales Agreement
On July 9, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, up to $125,000,000 in shares of the Company’s common stock. As of August 31, 2024, approximately 3.0 million shares of the Company’s common stock has been issued and sold under the Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. As of August 31, 2024, this offering was no longer active.
Standby Equity Purchase Agreement ("SEPA")
On August 28, 2024, the Company entered into the SEPA with YA Fund, which was amended on August 29, 2024. Pursuant to the SEPA, subject to certain conditions and limitations, the Company has the option, but not the obligation, to sell to YA Fund, and YA Fund must subscribe for, an aggregate amount of up to $250.0 million of common stock, at the Company’s request any time during the commitment period commencing on September 30, 2024, and terminating on October 1, 2027.
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
Equity Plans
On October 9, 2021, the Company’s Board of Directors approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date. As of August 31, 2024, the Company had issued awards of approximately 9.6 million shares of common stock of the Company under the plans. The Company recognized $(2.9) million and $5.6 million of stock based compensation during the three months ended August 31, 2024 and 2023, respectively. During the three months ended August 31, 2024, the Board determined that the performance criteria associated with certain performance stock units granted to certain executives in the third fiscal quarter of 2024 were not met. As such, the respective performance stock unit awards were cancelled and the Company recognized a reversal of the expense previously recognized for the awards of approximately $6.0 million.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards granted for the three months ended August 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	638,895	$4.01
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of August 31, 2024	638,895	$4.01
As of August 31, 2024, total remaining expense to be recognized related to these awards was $1.7 million and the weighted average remaining recognition period for the unvested awards was 1.9 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted during the three months ended August 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	8,355,080	$3.59
Granted	1,257,800	5.22
Vested	(885,351)	5.15
Forfeited	(2,908,728)	2.27
Outstanding as of August 31, 2024	5,818,801	$4.35
As of August 31, 2024, total remaining expense to be recognized related to these awards was $20.1 million and the weighted average remaining recognition period for the unvested awards was 1.8 years.
8.    Temporary Equity
Preferred Stock
Series E Redeemable Preferred Stock
During the three months ended August 31, 2024, the Company closed on four offerings of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). The Company sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million.
The shares of Series E Preferred Stock have no voting or conversion rights. Holders of the Series E Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three months ended August 31, 2024, the Company declared and paid approximately $44,000 of dividends related to Series E preferred stock as presented on the unaudited condensed consolidated statement of operations.
The Series E Preferred Stock ranks senior to all classes of common stock and junior to all existing and future debt of the Company. Additionally, it is on parity with any future series of preferred stock with substantially identical terms but may rank junior to any future series of preferred stock if the holders of such series are entitled to rights and preferences with priority over the holders of the Series E Preferred Stock. In the event of liquidation, holders are entitled to receive $25.00 per share (the “Series E Stated Value”) plus any accrued but unpaid dividends before any distributions are made to

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
common stockholders. The Series E Preferred Stock has no stated maturity and remains outstanding indefinitely unless redeemed or repurchased by the Company.
Holders may require the Company to redeem any portion of their Series E Preferred Stock at any time for a "Settlement Amount" calculated as the Series E Stated Value plus any unpaid dividends, less a Holder Optional Redemption Fee, equal to a percentage of the Series E Stated Value based on the year when the redemption occurs as follows: 9.00% prior to the first anniversary of the respective tranche closing date (the "Original Issuance Date"); 7.00% on or after the first anniversary but prior to the second anniversary of the Original Issuance Date; 5.00% on or after the second anniversary but prior to the third anniversary of the Original Issuance Date: and 0.00% on or after the third anniversary of the Original Issuance Date. The Settlement Amount can be settled in cash or shares of common stock, subject to a share cap, which limits the total shares deliverable upon redemption to 19.99% of the common stock outstanding prior to the Series E Preferred Stock offering (25,475,751 shares, the “Share Cap”). Any portion of the Settlement Amount exceeding this cap will be settled in cash.
The Company may also redeem shares of Series E Preferred Stock after the second anniversary of the original issuance date, with a minimum notice of 10 days, at the Company Optional Redemption Settlement Amount, which is equal to the Series E Stated Value per share plus any unpaid and accrued dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Company Optional Redemption Settlement Amount divided by the closing price per share of the common stock on the date of the Company Optional Redemption exercise, subject to the Share Cap.
The Series E Preferred Stock offering was terminated on August 9, 2024.
Series F Convertible Preferred Stock
On August 29, 2024, the Company entered into a securities purchase agreement for the private placement of 53,191 shares of Series F Convertible Preferred Stock, par value $0.001 per share, including 3,191 shares representing an original issue discount of 6%. The transaction closed on August 30, 2024, for total proceeds of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds.
The shares of Series F Convertible Preferred Stock are convertible into shares of common stock only upon the receipt of shareholder approval. Holders of the Series F Convertible Preferred Stock are entitled to cumulative preferential dividends at an annual rate of 8.0% of the Stated Value of $1,000 per share (the “Series F Stated Value”), payable quarterly in arrears. Dividends are calculated based on a 360-day year, declared and accrued quarterly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities.
The Series F Convertible Preferred Stock ranks senior to all classes of common stock and junior to all existing and future debt of the Company. In the event of liquidation, holders are entitled to receive the Series F Stated Value plus any accrued but unpaid dividends before any distributions are made to common stockholders. Series F Convertible Preferred Stock is on parity with the Series E Preferred Stock and any future series of preferred stock with substantially identical terms. The holders of the Series F Convertible Preferred Stock have no voting rights, unless and until the receipt of shareholder approval. Upon the receipt of shareholder approval, the Series F Convertible Preferred Stock will vote on an as-converted basis, subject to a cap equal to the greater of (x) the conversion price then in effect or (y) $4.0638.
Holders have the right to require the Company to redeem the Series F Convertible Preferred Stock under certain conditions, including a Change of Control or Trading Failure, each as defined in the Series F Convertible Preferred Stock certificate of designation. If there is a Change of Control, the redemption price is the greater of the Series F Stated Value or the amount that would have been received if the Series F Convertible Preferred Stock had been converted into common stock immediately prior to the redemption event. If there is a Trading Failure, the redemption price is the greater of the Series F Stated Value or the product of the lowest conversion price during the period beginning on the date immediately preceding the Trading Failure and ending on the date the holder delivers a Redemption Notice, multiplied by the number of shares of common stock into which the preferred stock is convertible at the then-effective conversion price. Additionally, holders have a one-time right to require the Company to redeem their shares between December 31, 2024, and January 10, 2025 in which case the redemption price is the Series F Stated Value.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
Further, upon receipt of shareholder approval of the conversion feature of the Series F Convertible Preferred Stock, if the VWAP for any 20 Trading Days during any 30 consecutive trading day period, beginning with the original issuance date of the applicable preferred stock, exceeds two hundred percent (200%) of the conversion price then in effect, the Company may, at any time cause the holder to convert all or part of the holder’s preferred stock.
9.    Fair Value Measurements
The carrying values of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.
The majority of the Company’s non-financial instruments, which include lease assets and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur, a non-financial instrument is required to be evaluated for impairment. If the Company determines that the non-financial instrument is impaired, the Company would be required to write down the non-financial instrument to its fair value. No such triggering events were identified during the three months ended August 31, 2024.
Fair value of financial instruments is determined on a recurring basis, which results are summarized as follows (in thousands):

		August 31, 2024
Debt instrument	Fair Value Hierarchy	Outstanding Principal	Fair Value
Yorkville convertible debt	Level 2	$28,132	$30,463
The fair value of the Yorkville convertible debt was calculated on an as-converted basis using quoted market prices of the Company's outstanding common stock as of August 31, 2024. In assuming full conversion of the outstanding debt balance, the Company used the same terms as the Yorkville Convertible Debt, including a 5% discount on the lowest daily volume weighted average price for the five days preceding August 31, 2024.

Outstanding Principal as of August 31, 2024 (in thousands)	$28,132
Conversion price	$3.37
Number of shares to be issued	8,346,164
Stock price on August 31, 2024	$3.65
Fair Value as of August 31, 2024 (in thousands)	$30,463
The Company recorded a loss on the change in fair value of debt of $6.4 million in its unaudited condensed consolidated statements of operations.
10.    Leases
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
Components of lease expense were as follows (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Operating lease cost:
Operating lease expense	$8,941	$485
Short-term lease expense	21	82
Total operating lease cost	8,962	567
Finance lease expense:
Amortization of right-of-use assets(1)	31,270	5,630
Interest on lease liabilities	4,356	1,082
Total finance lease cost	35,626	6,712
Variable lease cost	55	38
Sublease Income	—	(23)
Total net lease cost	$44,643	$7,294
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.
The following table represents the Company’s future minimum lease payments as of August 31, 2024:

	Operating Leases	Finance Leases	Total
Remainder of FY25	$23,331	$94,873	$118,204
FY26	32,035	71,864	103,899
FY27	32,697	1,523	34,220
FY28	33,453	2	33,455
FY29	25,240	—	25,240
Thereafter	3,536	—	3,536
Total lease payments	150,292	168,262	318,554
Less: imputed interest	(24,028)	(12,342)	(36,370)
Total lease liabilities	126,264	155,920	282,184
Less: Current portion of lease liability	(22,393)	(112,079)	(134,472)
Long-term portion of lease liability	$103,871	$43,841	$147,712
Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended
	August 31, 2024	August 31, 2023
Weighted-average years remaining (in years):
Finance leases	1.5 years	8.4 years
Operating leases	3.3 years	5.0 years

Weighted-average discount rate:
Finance leases	10.5%	8.5%
Operating leases	7.8%	7.7%
The Company has entered into leases which are executed but not yet commenced with total minimum payments of approximately $18.9 million. The payments are for various leases with terms of 2 years.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
11.    Commitments and Contingencies
Commitments
Energy Contracts
The Company has a minimum commitment of approximately $68.1 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility with a remaining term of approximately 2.4 years as of August 31, 2024.
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
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules. On May 22, 2024, the court appointed Lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint.
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
On June 5, 2024, following briefing and argument on the defendants’ motion to dismiss, the Court entered an order granting the defendants’ motion without prejudice and dismissing all claims against all defendants, including the Company, on the grounds that the plaintiff failed to plead (1) demand futility as to each of plaintiff’s claims or (2) a claim for breach of fiduciary duty. The order dismissed all claims against all defendants, including the Company. The plaintiff can seek leave to file an amended complaint but to date has not done so.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
As of August 31, 2024, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
Garden City Release of Escrow Funds
On July 30, 2024, the Company announced that it had met the conditional approval requirements related to the release of the escrowed funds from the sale of its Garden City hosting facility. As of the date of this report, the Company has received the remaining $25 million of the purchase price held in escrow pending such conditional approval which was included in gain on classification of held for sale in its unaudited condensed consolidated statements of operations.
12.    Business Segments
Revenue by segment (excluding HPC hosting as that segment has no revenue) was as follows (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Data center hosting segment	$34,849	$34,171
Cloud services segment	25,855	2,152
Total revenue	$60,704	$36,323
Segment profit (loss) and a reconciliation to net loss before income tax expenses is as follows (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Segment profit (loss)
Data center hosting segment (1)	$35,851	$9,001
Cloud services segment	(15,811)	(7,405)
HPC hosting segment	(2,944)	(754)
Total segment profit	17,096	842
Other (2)	(7,613)	(8,210)
Operating income (loss)	9,483	(7,368)
Interest expense, net	7,308	2,133
Loss on change in fair value of debt	6,422	—
Loss on debt extinguishment	—	2,353
Net loss before income tax expenses	$(4,247)	$(11,854)
(1)The three months ended August 31, 2024 includes $25 million gain on classification of held for sale related to the satisfaction of a contingency associated with the sale of the Garden City facility.
(2)Other includes corporate related items not allocated to reportable segments.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Depreciation and amortization:
Data center hosting segment	$3,359	$3,351
Cloud services segment	30,218	4,508
HPC hosting segment	722	126
Other (1)	62	27
Total depreciation and amortization (2)	$34,361	$8,012
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	August 31, 2024	May 31, 2024
Data center hosting segment	$143,120	$145,222
Cloud services segment	338,761	374,216
HPC hosting segment	387,562	220,648
Total segment assets	869,443	740,086
Other (1)	68,289	22,781
Total assets	$937,732	$762,867
(1) Other includes corporate related items not allocated to reportable segments.
13.    Earnings Per Share
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
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended
	August 31, 2024	August 31, 2023
Net loss	$(4,247)	$(11,854)
Net loss attributable to noncontrolling interest	—	(397)
Net loss attributable to Common Stockholders	$(4,291)	$(11,457)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(0.03)	$(0.11)
Basic and diluted weighted average number of shares outstanding	149,009,336	100,521,673
As of August 31, 2024 and 2023, the Company had approximately 6.5 million and 13.3 million shares, respectively, of granted but unvested restricted stock and restricted stock units that would have a potentially dilutive effect on earnings per share.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended August 31, 2024
As of August 31, 2024, the Company has approximately 18.0 million shares which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Approximately 8.3 million of those shares are associated with the Yorkville Convertible Debt, approximately 2.1 million of those shares are associated with Series E Preferred Stock, and approximately 7.6 million of those shares are associated with Series F Convertible Preferred Stock. Additionally, the Company has 12.3 million warrants outstanding as of August 31, 2024 which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
14.    Subsequent Events
Private Placement
On September 5, 2024, the Company entered into a securities purchase agreement with a group of institutional and accredited investors, NVIDIA and Related Companies, for the private placement (the “Private Placement”) of 49,382,720 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, at a purchase price of $3.24 per Share, representing the last closing price of the common stock on the Nasdaq Global Select Market on September 4, 2024. As of the date of this report, the Private Placement closed with aggregate gross proceeds to the Company of approximately $160 million, before deducting offering expenses.
Yorkville Debt Conversions
Subsequent to the quarter ended August 31, 2024 and as of the date of this report, $17.8 million of the Initial YA Notes were converted into approximately 5.8 million shares of common stock as well as the remainder of the May Note, $4.1 million, was converted into approximately 1.4 million shares of common stock. As of the date of this report, following the above referenced conversions, approximately $6.2 million remains outstanding across all of the YA Notes.
Series E-1 Preferred Stock
On September 23, 2024, we entered into the Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for the offering of up to 2,500,000 shares of our Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $25.00 per share, pursuant to our Registration Statement on Form S-1, filed with the SEC on September 23, 2024.
CIM Arrangement
On October 8, 2024, the Company received the final $20.0 million of funding associated with the CIM Promissory Note. As of the date of this report, the total balance outstanding under the CIM Promissory Note is approximately $125 million.
Other than the events described above and the events described in “Note 11 - Commitments and Contingencies”, there are no additional subsequent events through the date of issuance of these unaudited condensed consolidated financial statements which require adjustment or disclosure.

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
You should carefully review the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, which was filed with the SEC on August 30, 2024, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. These risks are not exhaustive.
Executive Overview
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q.
Business Overview
We are a U.S. designer, developer, and operator of next-generation digital infrastructure across North America. We provide digital infrastructure solutions and Cloud services to the rapidly growing industries of High-Performance Computing ("HPC") and Artificial Intelligence ("AI"). We operate in three distinct business segments, including, Blockchain data center hosting (the "Data Center Hosting Business"), cloud services through a wholly-owned subsidiary (the "Cloud Services Business") and HPC data center hosting (the "HPC Hosting Business"), as further discussed below.
Trends and Other Factors Affecting Our Business
Regulatory Environment
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
The amount of energy used for crypto mining and co-location services has recently received increased attention. In January 2024, the U.S. Energy Information Administration conducted an emergency survey of electricity consumption data from cryptocurrency mining companies in the U.S. This indicates that more focus is being placed on the energy usage of these activities. It is unclear how the information collected will be used for future regulations, but it is expected that energy efficiency and sustainability will become more critical factors regulating this industry.
Furthermore, using digital assets, including Bitcoin, in illicit financial activities has become a significant concern for regulators and lawmakers. Leaders in the U.S. House Financial Services Committee and U.S. Senate Banking Committee expressed interest in passing legislation to provide additional regulatory authority to address these risks. The U.S. Treasury Department has also requested additional authorities to combat using digital assets in illegal activities. While there is currently insufficient support for any particular proposal, we expect that regulatory efforts in this area will continue to evolve and potentially impact our business.
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
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Our critical accounting estimates are identified and described in our annual consolidated financial statements and the related notes included in our Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q.

Business Update
Data Center Hosting Business
Our Data Center Hosting Business operates data centers to provide energized space to crypto mining customers.
As of August 31, 2024, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota are operating at full capacity.
During the third quarter of fiscal year 2024, we entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with Mara Garden City LLC ("Mara"), a Delaware limited liability company and a subsidiary of Marathon Digital Holdings, Inc., pursuant to which we and related subsidiaries agreed to sell to Mara the Garden City hosting facility for total cash consideration of up to of $87.3 million.
In addition, pursuant to the terms and conditions of the Purchase and Sale Agreement, in the event the full intended additional megawatt energization for the Garden City hosting facility is not conditionally approved by the applicable regulatory authority within 120 days of the Closing, the total cash consideration was subject to a reduction of up to $34.0 million ($25 million of which was held in escrow), depending on the amount of the additional megawatt energization that is not conditionally approved. On July 30, 2024, we announced that we have met the conditional approval requirements related to the release of the escrowed funds from the sale of our Garden City hosting facility. During the three months ended August 31, 2024, we received the remaining $25 million of the purchase price held in escrow pending such conditional approval, which is included in gain on classification of held for sale on our unaudited condensed consolidated statements of operations.
Cloud Services
Our Cloud Services Business provides high-performance computing power for artificial intelligence and machine learning applications. We continue to seek and sign additional customers and believe that the pipeline remains robust. Near the end of the fiscal year 2024, equipment began generating revenue resulting in the Company recognizing $25.9 million from this business segment during fiscal quarter ended August 31, 2024.
HPC Hosting
Our HPC Hosting Business designs, builds, and operates next-generation data centers, which are designed to provide massive computing power and support to HPC applications within a cost-effective model. During the prior fiscal year, we broke ground on our first 100 MW HPC facility in Ellendale, North Dakota. The new 369,000-square-foot building is expected to provide ultra-low cost and highly efficient liquid-cooled infrastructure for HPC applications.
We continue the negotiations (although exclusivity has recently expired) with a US-based hyperscaler for a 400 MW capacity lease, inclusive of our current 100 MW facility under construction and two forthcoming buildings in Ellendale, North Dakota. We also are in advanced discussions with traditional financing counterparties to facilitate construction activities for this investment-grade tenant.
Public Offerings and Changes to Equity
CIM Arrangement
On June 7, 2024, APLD Holdings 2 LLC (“APLD Holdings”), a subsidiary of the Company, entered into a promissory note (as amended, the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC (the “CIM Lender”). The CIM Promissory Note provides for an initial borrowing of $15 million, which was drawn on June 7, 2024, and subsequent borrowings of up to $110 million (the “Subsequent Tranches”), which will be available subject to the satisfaction of certain conditions as outlined in the CIM Promissory Note. In addition to the initial borrowing, the CIM Promissory Note includes an accordion feature that allows for up to an additional $75 million of borrowings. Principal amounts repaid under the CIM Promissory Note will not be available for reborrowing. As consideration for the CIM Promissory Note, we agreed to issue to the CIM Lender warrants to purchase up to an aggregate of 9,265,366 shares of Common Stock. The warrants were issuable in two tranches, (i) for the purchase of up to 6,300,449 shares of Common Stock (the “Initial Warrant”), and (ii) for the purchase of up to 2,964,917 shares of Common Stock (the “Warrant”). The Initial Warrant was issued on June 17, 2024.
On August 11, 2024, we and the CIM Lender entered into a waiver agreement (the “Waiver Agreement”), whereby the CIM Lender agreed to waive the satisfaction of certain conditions for the subsequent borrowings, allowing us to draw an additional $20 million (net of original discount and fees) of borrowings under the CIM Promissory Note. As consideration for the Waiver Agreement, we issued the Warrant to the CIM Lender.
Yorkville Amendments
In connection with the CIM Promissory Note, we also entered into a Consent, Waiver and First Amendment to Prepaid Advance Agreements (the “Consent”) with YA Fund. In exchange for YA Fund’s consent to the transaction with the CIM Lender, we agreed to issue an aggregate of 100,000 shares of Common Stock to YA Fund and to conditionally lower the floor price from $3.00 to $2.00 so long as the daily VWAP is less than $3.00 per share of Common Stock for five out of seven trading days. We further agreed to deliver a security agreement whereby our subsidiary, Applied Digital Cloud Corporation, would grant a springing lien on substantially all of its assets subject to customary carve-outs to secure the promissory notes issued in favor of YA Fund. Pursuant to the Consent, YA Fund also consented to future project-level financing at the HPC Ellendale Facility.
In addition, pursuant to the terms of the Consent, the Prepaid Advance Agreement entered into between us and YA Fund on March 27, 2024 (the “March PPA”) and the Prepaid Advance Agreement entered into between us and YA Fund on May 24, 2024 (the “May PPA” and, together with the March PPA, the “Prepaid Advance Agreements”) were amended to provide for prepayment of the convertible unsecured promissory note in the amount of up to $42.1 million issued pursuant to the May PPA (the “May Note” and together with the two convertible unsecured promissory notes in the amount of up to $50 million issued pursuant to the March PPA (the “Initial YA Notes”), the “YA Notes”), in pro rata weekly installments of $2.5 million in cash or (at YA Fund’s sole election) $5.0 million in Common Stock, commencing on July 8, 2024, for so long as either the Registration Statement on Form S-3 filed by us on April 15, 2024 or the Registration Statement on Form S-1 filed by us on May 31, 2024 (the “May Registration Statement”) is ineffective, or if the SEC does not declare the May Registration Statement effective by such date. If elected to be paid in Common Stock, such shares would be issued at 95% of the lowest daily VWAP during the five trading day period immediately preceding the prepayment date. As of August 31, 2024, an aggregate of $64.0 million of the YA Notes had been converted, in exchange for the issuance by us of 16.2 million shares of common stock to YA Fund, and the aggregate principal amount outstanding under the Initial YA Notes was $6.2 million.
In connection with the Series F Offering (as defined below), we entered into a Second Amendment (“Amendment No. 2”) and a Third Amendment (“Amendment No. 3”) to the March PPA and the May PPA. Pursuant to the terms of Amendment No. 2, the March PPA and the May PPA, and the Optional Redemption provisions set forth in the YA Notes, were amended such that we may only redeem early a portion or all amounts outstanding under the YA Notes in cash after January 1, 2025. Pursuant to Amendment No. 3, the March PPA and the May PPA were amended to eliminate the $16.0 million per month conversion limitation that exists in the aggregate across the YA Notes.
Increase In Authorized Shares
On June 11, 2024, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our Second Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”). Pursuant to the Certificate of Amendment, the number of authorized shares of Common Stock was increased to 300,000,000. The Certificate of Amendment became effective upon filing on June 11, 2024.
As of the date of this report, the Company has 110 shareholders of record of Common Stock and 2 shareholders of record of Preferred Stock.
Roth Capital Partners LLC
On May 6, 2024, the Company began sales of common stock under an "at the market" sale agreement with Roth Capital Partners, LLC pursuant to which the Company could sell up to $25 million in aggregate proceeds of common stock. During the quarter ended August 31, 2024, the Company sold approximately 3.1 million shares for net proceeds of approximately $14.6 million with commission and legal fees related to the issuance of approximately $0.5 million. As of August 31, 2024, this offering was completed.
At-the-Market Sales Agreement
On July 9, 2024, we entered into a Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (the “Sales Agreement”). Up to $125,000,000 of shares of our Common Stock may be issued if and when sold pursuant to the Sales Agreement. As of August 31, 2024, approximately 2.9 million shares of our Common Stock have been issued and sold under the Sales Agreement for approximate proceeds to us of $16.4 million. As of August 31, 2024, this offering was no longer active.
Garden City Release of Escrow Funds
On July 30, 2024, we announced that the conditional approval requirements related to the release of the escrowed funds from the sale of our Garden City hosting facility had been met. During the quarter ended August 31, 2024, we received the remaining $25 million of the purchase price, previously held in escrow pending such conditional approval.
SEPA
On August 28, 2024, we entered into a Standby Equity Purchase Agreement with YA Fund, as amended on August 29, 2024 (the “SEPA”). Pursuant to the SEPA, subject to certain conditions and limitations, we have the option, but not the obligation, to sell to YA Fund, and YA Fund must subscribe for, an aggregate amount of up to $250.0 million of common stock, at our request any time during the commitment period commencing on September 30, 2024, and terminating on the first day of the month next following the 36-month anniversary of September 30, 2024. The shares of common stock issuable pursuant to the SEPA will be offered and sold pursuant to Section 4(a)(2) of the Securities Act.
In connection with the execution of the SEPA, we agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, we agreed to pay a commitment fee of $2,125,000 to YA Fund, payable on the effective date of the SEPA, in the form of the issuance of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to the date of the SEPA.
Pursuant to the SEPA, we agreed to file a registration statement with the SEC for the resale under the Securities Act by YA Fund of the common stock issued under the SEPA, including the Commitment Shares. We shall not have the ability to request any advances under the SEPA until such resale registration statement is declared effective by the SEC.
Series E Preferred Stock
On May 16, 2024, we entered into a Dealer Manager Agreement with the Dealer Manager pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for an offering (the “Series E Offering”) of up to 2,000,000 shares of our Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) (the “Series E Dealer Manager Agreement”). We have closed on several offerings of the Series E Preferred Stock, subsequent to May 31, 2024. As of August 31, 2024, we sold 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million in total. The Series E Dealer Manager Agreement was terminated upon the termination of the Series E Preferred Stock offering on August 9, 2024.
Series F Preferred Stock
On August 29, 2024, we entered into a securities purchase agreement (the “Series F Purchase Agreement”) with YA II PN, LTD. (“YA Fund”) for the private placement (the “Series F Offering”) of 53,191 shares of Series F Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series F Preferred Stock”), including 3,191 shares representing an original issue discount of 6%. The transaction closed on August 30, 2024, for total proceeds of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds.
Each outstanding share of Series F Preferred Stock is entitled to receive, in preference to our common stock, cumulative dividends (“Preferential Dividends”), payable quarterly in arrears, at an annual rate of 9.0% of $1,000.00 per share of Series F Preferred Stock (the “Series F Stated Value”). At our discretion, the Preferential Dividends shall be payable either in cash or in kind or accrue and compound in an amount equal to 8.0% multiplied by the Series F Stated Value. In addition, each holder of Series F Preferred Stock will be entitled to receive dividends equal to, on an as-converted to shares of our Common Stock basis, and in the same form as, dividends actually paid on shares of our Common Stock when, as, and if such dividends are paid on shares our Common Stock. The Series F Preferred Stock will initially be non-convertible and will only become convertible upon, and subject to, the receipt of shareholder approval. If shareholder approval is not obtained for any reason, the Series F Preferred Stock will remain non-convertible. We filed the Certificate of Designation of the Series F Preferred Stock with the Secretary of State of the State of Nevada on August 30, 2024.
Pursuant to the Series F Purchase Agreement, YA Fund executed an Irrevocable Proxy, dated August 30, 2024, appointing the Company as proxy to vote in all matters submitted to our stockholders for a vote of all shares of the Series F Preferred Stock beneficially owned, directly or indirectly, by YA Fund in accordance with the recommendation of our Board of

Directors. The Irrevocable Proxy will be effective upon the receipt of shareholder approval. If we do not receive such shareholder approval, the Irrevocable Proxy will be null and void.
We and YA Fund also entered into a registration rights agreement (the “Series F Registration Rights Agreement”), pursuant to which we agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the shares, within 45 days of signing the Series F Registration Rights Agreement (subject to certain exceptions).
Additionally, in connection with the Series F Offering, we agreed to eliminate the $16.0 million per month conversion limitation that exists in the aggregate across the YA Notes.
Recent Developments
PIPE
On September 5, 2024, we entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with the purchasers named therein (the “PIPE Purchasers”), for the private placement of 49,382,720 shares of our Common Stock, at a purchase price of $3.24 per share, representing the last closing price of the Common Stock on Nasdaq on September 4, 2024. The private placement closed on September 9, 2024, with aggregate gross proceeds to us of approximately $160 million, before deducting offering expenses.
We and the PIPE Purchasers also entered into a registration rights agreement (the “PIPE Registration Rights Agreement”), pursuant to which we agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the shares, within 30 days of signing the PIPE Registration Rights Agreement (subject to certain exceptions). On October 4, 2024, we filed a registration statement on Form S-1 (File No. 333-282518) with the SEC for the resale under the Securities Act by the PIPE Purchasers of the Common Stock issued pursuant to the PIPE Purchase Agreement.
Yorkville Debt Conversions
Subsequent to the quarter ended August 31, 2024 and as of the date of this report, $17.8 million of the Initial YA Notes were converted into approximately 5.8 million shares of common stock as well as the remainder of the May Note, $4.1 million, was converted into approximately 1.4 million shares of common stock. As of the date of this report, following the above referenced conversions, approximately $6.2 million remains outstanding across all the YA Notes.
Series E-1 Preferred Stock
On September 23, 2024, we entered into the Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for the offering of up to 2,500,000 shares of our Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $25.00 per share, pursuant to our Registration Statement on Form S-1, filed with the SEC on September 23, 2024.
CIM Arrangement
On October 8, 2024, the Company received the final $20.0 million of funding associated with the CIM Promissory Note. As of the date of this report, the total balance outstanding under the CIM Promissory Note was $125 million.

Results of Operations
Comparative Results for the Three Months Ended August 31, 2024 and August 31, 2023:
The following table sets forth key components of the results of operations (in thousands) during the three months ended August 31, 2024 and August 31, 2023.

	Three Months Ended
	August 31, 2024	August 31, 2023
Revenue:
Revenue	$58,778	$32,139
Related party revenue	1,926	4,184
Total revenue	60,704	36,323
Costs and expenses:
Cost of revenues	61,060	25,221
Selling, general and administrative (1)	14,341	16,170
Gain on classification as held for sale (2)	(24,808)	—
Loss on abandonment of assets	628	—
Loss from legal settlement	—	2,300
Total costs and expenses	51,221	43,691
Operating income (loss)	9,483	(7,368)
Interest expense, net (3)	7,308	2,133
Loss on change in fair value of debt	6,422	—
Loss on extinguishment of related party debt	—	2,353
Net loss before income tax expenses	(4,247)	(11,854)
Income tax expense (benefit)	—	—
Net loss	(4,247)	(11,854)
Net loss attributable to noncontrolling interest	—	(397)
Preferred dividends	(44)	—
Net loss attributable to Common Stockholders	$(4,291)	$(11,457)

Basic and diluted net loss per share attributable to Applied Digital Corporation	$(0.03)	$(0.11)
Basic and diluted weighted average number of shares outstanding	149,009,336	100,521,673

Adjusted Amounts (4)
Adjusted operating (loss) income	$(14,323)	$1,607
Adjusted operating margin	(24)%	4%
Adjusted net loss attributable to Applied Digital Corporation	$(21,631)	$(129)
Adjusted net loss attributable to Applied Digital Corporation per diluted share	$(0.15)	$—
Other Financial Data (4)
EBITDA	$37,422	$(1,312)
as a percentage of revenues	62%	(4)%
Adjusted EBITDA	$19,993	$9,864
as a percentage of revenues	33%	27%
(1)Includes related party selling, general and administrative expense of $0.2 million and $0.3 million for the three months ended August 31, 2024 and August 31, 2023, respectively. See note Note 5 - Related Party Transactions for further discussion.
(2)Includes $25 million received in connection with the sale of our Garden City facility. See Note 11 - Commitments and Contingencies for further discussion.

(3)Includes related party interest expense of $0.7 million for the three months ended August 31, 2023. There was no related party debt outstanding during the three months ended August 31, 2024 and as such, no interest expense was incurred related to related party debt. See note Note 5 - Related Party Transactions for further discussion.
(4)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management’s Discussion and Analysis.
Commentary on Results of Operations Comparative Results for the Three Months Ended August 31, 2024 compared to the Three Months Ended August 31, 2023
Revenue
Revenue increased $26.6 million, or 83%, from $32.1 million for the three months ended August 31, 2023 to $58.8 million for the three months ended August 31, 2024, primarily driven by increased capacity across our data center hosting facilities between periods, as well as the Company recognizing revenue under our Cloud Services business during the three months ended August 31, 2024 due to the launch of the service during the fourth fiscal quarter of fiscal year 2024.
Related party revenue decreased $2.3 million, or 54%, from $4.2 million for the three months ended August 31, 2023 to $1.9 million for the three months ended August 31, 2024, primarily driven by certain related parties terminating their contracts during the first fiscal quarter of fiscal year 2025.
Cost of revenues
Cost of revenues increased $35.8 million, or 142%, from $25.2 million for the three months ended August 31, 2023 to $61.1 million for the three months ended August 31, 2024. The increase was primarily driven by the growth in the business as more facilities were energized and as additional services were provided to customers compared to the three months ended August 31, 2023. The change in cost of revenues is categorized as follows:
•approximately $28.4 million increase in depreciation and amortization expense due to an increase in owned and leased assets in-service directly supporting revenue;
•approximately $5.1 million increase in lease and related expenses for the use of data center space to support the Company’s cloud services business;
•approximately $1.8 million increase in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount supporting revenue; and
•approximately $1.0 million increase in other expenses directly attributable to generating revenue.
These increases were partially offset by approximately $0.5 million decrease in energy costs due to more favorable pricing during the three months ended August 31, 2024.
Selling, general and administrative expense
Selling, general and administrative expense decreased by $1.8 million, or 11%, from $16.2 million for the three months ended August 31, 2023 to $14.3 million for the three months ended August 31, 2024. The decreases were primarily due to an $8.8 million decrease in stock based compensation expense and a $2.0 million decrease in depreciation and amortization during the three months ended August 31, 2024 as compared to the three months ended August 31, 2023, partially offset by:
•approximately $4.8 million increase in professional service expenses primarily related to legal services provided on discrete transactions and projects as well as general support of the business;
•approximately $3.3 million increase in lease and related expenses primarily for operating leases of data center space; and
•approximately $0.8 million increase in personnel expense to support the growth of the business.
Gain on classification of held for sale
Gain on classification of held for sale was $24.8 million for the three months ended August 31, 2024. This was primarily due to the receipt of $25.0 million released from escrow funds in association with the sale of our Garden City facility. This increase was partially offset by $0.2 million in loss on assets held for sale associated with writing down certain assets to their fair market value. There was no such activity recorded in the prior year comparative period.

Loss on abandonment of assets
Loss on abandonment of assets was $0.6 million during the three months ended August 31, 2024 due to the abandonment of assets associated with projects that are no longer viable. There was no such activity recorded in the prior year comparative period.
Interest expense, net
Interest expense, net increased $5.2 million, or 243%, from $2.1 million for the three months ended August 31, 2023 to $7.3 million for the three months ended August 31, 2024. The increase was primarily driven by an increase in finance leases and interest-bearing loans between periods.
Loss on change in fair value of debt
Loss on change in fair value of debt was $6.4 million for the three months ended August 31, 2024 due to the adjustments to the fair value of the Yorkville Convertible Debt recorded during the three months ended August 31, 2024.
Comparative Segment Data for the Three Months Ended August 31, 2024 and August 31, 2023:
The following table sets forth the Company’s operating profit (loss) for each of our segments for the three months ended August 31, 2024 and August 31, 2023 (in thousands):

	Three Months Ended
	August 31, 2024	August 31, 2023
Segment profit (loss)
Data center hosting segment	35,851	9,001
Cloud services segment	$(15,811)	$(7,405)
HPC hosting segment	(2,944)	(754)
Total segment profit	$17,096	$842
Commentary on Segment Data Comparative Results for the Three Months Ended August 31, 2024 compared to the Three Months Ended August 31, 2023
Data Center Hosting Segment
Operating Profit
Data Center Hosting operating profit increased $26.9 million, or 298% from a profit of $9.0 million for the three months ended August 31, 2023 to a profit of $35.9 million for the three months ended August 31, 2024. This increase was primarily due to the receipt of $25.0 million released from escrow funds in association with the sale of our Garden City facility as well as an overall reduction in expenses due to the sale of the Garden City facility.
Cloud Services Segment
Operating Loss
Cloud services operating loss increased $8.4 million, from a loss of $7.4 million for the three months ended August 31, 2023 to a loss of $15.8 million for the three months ended August 31, 2024 primarily driven by amortization expense on finance leases of computing equipment, occupancy costs from operating leases, and an increase stock-based compensation expense attributable to the segment due to headcount increasing year over year.
HPC Hosting Segment
Operating Loss
HPC hosting operating loss increased $2.2 million, or 290% from a loss of $0.8 million to a loss of $2.9 million. The loss was largely comprised of stock-based compensation expense, payroll, and amortization expense related to finance leases as the Company ramps up its HPC hosting operations.
Non-GAAP Measures
To supplement our unaudited condensed consolidated financial statements presented under GAAP, we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations by providing perspective on results absent one-time or significant non-cash items. We utilize these measures in the business planning process to understand expected operating performance and to evaluate results against those expectations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results regarding factors and trends affecting our business and provide a reasonable basis for comparing our ongoing results of operations.
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
Change in Presentation
Beginning in the third quarter of 2024, the Company updated its presentation of non-GAAP measures. As a result of this updated presentation, the Company no longer excludes start-up costs as an adjustment to Operating income (loss), Net loss, or EBITDA in our calculation of Adjusted operating (loss) income, Adjusted net loss attributable to Applied Digital Corporation, Adjusted net loss attributable to Applied Digital Corporation per diluted share, and Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted net loss attributable to Applied Digital Corporation, and Adjusted net loss attributable to Applied Digital Corporation per diluted share are non-GAAP measures and are defined below.
Adjusted Operating (Loss) Income, Adjusted Net Loss, and Adjusted Net Loss per Diluted Share
“Adjusted Operating Loss” and “Adjusted Net Loss” are non-GAAP financial measures that represent operating loss and net loss, respectively, excluding stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, non-recurring research and development expenses, gain on classification of held for sale, accelerated depreciation and amortization, loss on legal settlement, as well as other non-recurring expenses that Management believes are not representative of the Company’s expected ongoing costs. Adjusted Net Loss is Adjusted Operating Loss further adjusted for the losses associated with the abandonment of assets, changes in fair value of debt and loss on extinguishment of debt. We define “Adjusted Net Loss per Diluted Share” as Adjusted Net Loss divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, research and development expenses, gain on classification of held for sale, the losses associated with the abandonment of assets, changes in fair value of debt, debt extinguishment, as well as the loss on legal settlement and other non-recurring expenses that Management believes are not representative of the Company’s expected ongoing costs.

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended
$ in thousands	August 31, 2024	August 31, 2023
Adjusted operating (loss) income
Operating income (loss) (GAAP)	$9,483	$(7,368)
Stock-based compensation	(3,072)	5,641
Non-recurring repair expenses (1)	32	—
Diligence, acquisition, disposition and integration expenses (2)	2,888	10
Litigation expenses (3)	407	381
Research and development expenses (4)	36	184
Loss on abandonment of assets	628	—
Gain on classification of held for sale	(24,808)	—
Accelerated depreciation and amortization (5)	45	152
Loss on legal settlement	—	2,300
Other non-recurring expenses (6)	38	307
Adjusted operating (loss) income (Non-GAAP)	$(14,323)	$1,607
Adjusted operating margin	(24)%	4%

Adjusted net loss attributable to Applied Digital Corporation
Net loss attributable to Applied Digital Corporation (GAAP)	$(4,247)	$(11,457)
Stock-based compensation	(3,072)	5,641
Non-recurring repair expenses (1)	32	—
Diligence, acquisition, disposition and integration expenses (2)	2,888	10
Litigation expenses (3)	407	381
Research and development expenses (4)	36	184
Gain on classification of held for sale	(24,808)	—
Accelerated depreciation and amortization (5)	45	152
Loss on abandonment of assets	628	—
Loss on change in fair value of debt	6,422	—
Loss on extinguishment of debt	—	2,353
Loss on legal settlement	—	2,300
Other non-recurring expenses (6)	38	307
Adjusted net loss attributable to Applied Digital Corporation (Non-GAAP)	$(21,631)	$(129)
Adjusted net loss attributable to Applied Digital Corporation per diluted share (Non-GAAP)	$(0.15)	$—

EBITDA and Adjusted EBITDA
Net loss attributable to Applied Digital Corporation (GAAP)	$(4,247)	$(11,457)
Interest expense, net	7,308	2,133
Depreciation and amortization (5)	34,361	8,012
EBITDA (Non-GAAP)	$37,422	$(1,312)
Stock-based compensation	(3,072)	5,641
Non-recurring repair expenses (1)	32	—
Diligence, acquisition, disposition and integration expenses (2)	2,888	10
Litigation expenses (3)	407	381
Research and development expenses (4)	36	184
Gain on classification of held for sale	(24,808)	—
Loss on abandonment of assets	628	—
Loss on change in fair value of debt	6,422	—

Loss on extinguishment of debt	—	2,353
Loss on legal settlement	—	2,300
Other non-recurring expenses (6)	38	307
Adjusted EBITDA (Non-GAAP)	$19,993	$9,864
(1)Represents costs incurred in the repair and replacement of equipment at the Company's Ellendale data center hosting facility as a result of the previously disclosed power outage.
(2)Represents legal, accounting and consulting costs incurred in association with certain discrete transactions and projects.
(3)Represents non-recurring litigation expense associated with the Company’s defense of class action lawsuits and legal fees related to matters with certain former employees. The Company does not expect to incur these expenses on a regular basis.
(4)Represents specific non-recurring research and development activities related to the Company’s business expansion that the Company does not expect to incur on a regular basis.
(5)Represents the acceleration of expense related to assets that were abandoned by the Company due to operational failure or other reasons. Depreciation and amortization in this amount is included in Depreciation and Amortization expense within the Company’s calculation of EBITDA, and therefore is not added back as a management adjustment in the Company’s calculation of Adjusted EBITDA.
(6)Represents expenses that are not representative of the Company’s expected ongoing costs.
Sources of Liquidity
As of August 31, 2024, we had unrestricted cash and cash equivalents of $58.2 million and negative working capital of $302.6 million, inclusive of assets held for sale. Historically, we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term and related party loans, issuance of common stock, preferred stock, convertible promissory notes and the receipt of contractual deposits and revenue payments from customers.
See Note 6 - Debt in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans.
On June 7, 2024, we entered into a promissory note with CIM APLD Lender Holdings, LLC for borrowings up to $125 million and an accordion feature that allows for up to an additional $75 million of borrowings. On August 11, 2024, we entered into a Waiver Agreement whereby CIM APLD Lender Holdings, LLC agreed to waive the satisfaction of certain conditions for the subsequent borrowings, allowing us to draw an additional $20 million (net of original discount and fees) of borrowings under the promissory note. As of the date of this report, we have borrowed $125 million under the CIM Promissory Note.
During the quarter ended August 31, 2024, Applied Digital Cloud Corporation, our wholly-owned subsidiary, entered into two Simple Agreement for Future Equity (“SAFE”) agreements totaling $12.0 million with an investor.
During the quarter ended August 31, 2024, under the “at the market” sale agreement with Roth Capital Partners, LLC, we sold approximately 3.1 million shares for net proceeds of approximately $14.6 million with commission and legal fees related to the issuance of approximately $0.5 million.
During the quarter ended August 31, 2024, we closed on three offerings of the Series E Preferred Stock in which we sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million.
On July 9, 2024, we entered into a Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which we may offer and sell, from time to time, through the Agents, up to $125,000,000 shares of our common stock. As of the date of this report, approximately 2.9 million shares of our common stock had been issued and sold under the Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. This offering is no longer active.
On July 30, 2024, we announced that the conditional approval requirements related to the release of the escrowed funds from the sale of our Garden City hosting facility had been met. During the quarter ended August 31, 2024, we received the remaining $25 million of the purchase price, previously held in escrow pending such conditional approval.

On August 28, 2024, we entered into the SEPA with YA Fund, which was amended on August 29, 2024. Pursuant to the SEPA, subject to certain conditions and limitations, we have the option, but not the obligation, to sell to YA Fund, and YA Fund must subscribe for, an aggregate amount of up to $250.0 million of common stock, at our request any time during the commitment period commencing on September 30, 2024, and terminating on the first day of the month next following the 36-month anniversary of September 30, 2024.
On August 29, 2024, we entered into a securities purchase agreement with YA II PN, LTD. for the private placement of 53,191 shares of Series F Convertible Preferred Stock of the Company, par value $0.001 per share with a Stated Value of $1,000 per share. The transaction closed on August 30, 2024, for total proceeds to us of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds.
On September 5, 2024, we entered into the PIPE Purchase Agreement with the PIPE Purchasers, for the private placement (the “Private Placement”) of 49,382,720 shares of our common stock, par value $0.001 per share, at a purchase price of $3.24 per share, representing the last closing price of the Common Stock on the Nasdaq Global Select Market on September 4, 2024. As of the date of this report, the Private Placement closed with aggregate gross proceeds to us of approximately $160 million, before deducting offering expenses.
During the three months ended August 31, 2024, we received $17.4 million in payments for future cloud services and $26.9 million in payments for future data center hosting services.
Funding Requirements
We have experienced net losses through the period ended August 31, 2024. Our transition to profitability is dependent on the successful operation of our three lines of business.
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
Summary of Cash Flows
The following table provides information about our net cash flow for the three months ended August 31, 2024 and August 31, 2023, respectively.

	Three Months Ended
$ in thousands	August 31, 2024	August 31, 2023
Net cash (used in) provided by operating activities	$(75,890)	$4,517
Net cash used in investing activities	(32,606)	(40,541)
Net cash provided by financing activities	163,365	23,663
Net increase (decrease) in cash and cash equivalents	54,869	(12,361)
Cash, cash equivalents, and restricted cash at beginning of year	31,688	43,574
Cash, cash equivalents, and restricted cash at end of period	$86,557	$31,213

Commentary on the change in cash flows between the Three Months Ended August 31, 2024 and Three Months Ended August 31, 2023
Operating Activities
The net cash (used in) provided by operating activities changed by $80.4 million, or 1780%, from net cash provided by operating activities of $4.5 million for the three months ended August 31, 2023 to net cash used in operating activities of $75.9 million for the three months ended August 31, 2024. The primary reasons for the change were a large increase in accounts payable, a decrease in revenue prepayments received relative to revenue earned during the three months ended August 31, 2024, as well as an increase in payments associated with our operating leases.
Investing Activities
The net cash used in investing activities decreased by $7.9 million, from $40.5 million for the three months ended August 31, 2023 to $32.6 million for the three months ended August 31, 2024. This decrease was primarily due to the receipt of $25.0 million of funds that were released from escrow in association with the sale of our Garden City facility as well as a decrease in lease prepayments made for leases of hosting equipment to support the our Cloud Services Business during the three months ended August 31, 2024. These changes were partially offset by an increase in investments in property and equipment during the three months ended August 31, 2024 as our payments in the current periods for construction of the Ellendale, North Dakota data center hosting facilities outpaced comparative period construction payments for the Garden City hosting facility and our HPC data centers.
Financing Activities
The net cash provided by financing activities increased by $139.7 million, or 590%, from $23.7 million for the three months ended August 31, 2023 to $163.4 million for the three months ended August 31, 2024. The primary reasons for the change were the receipt of net proceeds from the Company’s common and preferred stock offerings and net debt proceeds as well as the receipt of cash for equity in the Company. These increases were partially offset by an increase in debt repayments and the payment of debt financing and stock issuance costs as well as an increase in finance lease payments during the three months ended August 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2024, have concluded that our disclosure controls and procedures were not effective as of August 31, 2024, as a result of the material weaknesses in our internal control over financial reporting disclosed below.
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
The material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Notwithstanding these material weaknesses in internal control over financial reporting, our management has concluded that, based on their knowledge, the unaudited condensed consolidated financial statements, and other financial information included in this Quarterly Report on Form 10-Q present fairly, in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
In order to remediate these material weaknesses, we have begun to take the following steps, among others:
•Hiring additional qualified accounting and financial reporting personnel to support division of responsibilities, including utilizing an advisory, tax and assurance firm to assist with process documentation;
•Improving and updating our systems;
•Developing IT general controls to manage access and program changes across our key systems and the execution of improvements to application controls within our systems, including implementing user access reviews for all systems on a quarterly basis; and
•Implementing processes and controls to better identify and manage segregation of duties, including executing an internal audit program to evaluate the design, implementation, and operating effectiveness of key business processes and IT controls.
We will not be able to fully remediate the material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above that are in process, that occurred during the three months ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934, based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules. On May 22, 2024, the court appointed Lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. See discussion in “Note 11 - Commitments and Contingencies”.
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
On June 5, 2024, following briefing and argument on the defendants’ motion to dismiss, the Court entered an order granting the defendants’ motion without prejudice and dismissing all claims against all defendants, including the Company, on the grounds that the plaintiff failed to plead (1) demand futility as to each of plaintiff’s claims or (2) a claim for breach of fiduciary duty. The order dismissed all claims against all defendants, including the Company. The plaintiff can seek leave to file an amended complaint but to date has not done so.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended August 31, 2024, we issued and sold the following unregistered securities:
In connection with the execution of the SEPA, we agreed to pay a commitment fee of $2,125,000 to YA Fund, payable on the effective date of the SEPA, in the form of the issuance of 456,287 shares of Common Stock, representing $2,125,000 divided by the average of the daily VWAPs of the Common Stock during the three trading days immediately prior to the date of the SEPA.
The foregoing issuance of securities was not registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).
During the three months ended August 31, 2024, there were no other unregistered sales of our securities except as previously reported in our Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
On October 8, 2024, we entered into the First Amendment to the Promissory Note and Waiver Agreement (the “CIM Amendment”) with the CIM Lender, which amended the CIM Promissory Note to, among other things, extend the availability period thereunder, and drew the remaining $20 million (net of original discount and fees) of borrowings of the Subsequent Tranches available under the CIM Promissory Note (the “Remaining Loan Amount”). The Remaining Loan Amount is being held in escrow subject to the satisfaction of certain conditions related to APLD ELN-02 LLC’s commercial contracts with certain equipment suppliers. As of the date of this report, the total balance outstanding under the CIM Promissory Note is approximately $125 million.
The foregoing description of the CIM Amendment does not purport to be complete and is qualified in its entirety by reference to the CIM Amendment filed as Exhibit 10.16 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
(c)
During the fiscal quarter ended August 31, 2024, Douglas Miller, a member of the Board, terminated a Rule 10b5-1 plan that was adopted during the fiscal quarter ended May 31, 2024.
Except as provided above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K), during the fiscal quarter ended May 31, 2024.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Amendment, dated June 11, 2024, to Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2024).

3.2
Certificate of the Designations, Powers, Preferences and Rights of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2024).

4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2024).
10.1
Promissory Note, dated June 7, 2024, issued by APLD Holdings 2 LLC and payable to CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.2
Parent Guaranty, dated June 7, 2024, issued by Applied Digital Corporation in favor of CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.3
Guarantee and Collateral Agreement, dated June 7, 2024, by and among APLD Hosting, LLC, APLD ELN-01 LLC, APLD ELN-02 LLC, APLD Holdings 1 LLC, APLD Holdings 2 LLC, APLD ELN-02 Holdings LLC and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.4
Consent, Waiver and First Amendment to Prepaid Advance Agreements, dated June 7, 2024, by and between Applied Digital Corporation and YA II PN, LTD. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.5
Sales Agreement, dated as of July 9, 2024, by and among the Company, B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2024).

10.6
Registration Rights Agreement, dated June 7, 2024, by and between Applied Digital Corporation and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.7
Security Agreement, dated June 21, 2024, by and between Applied Digital Cloud Corporation and YA II PN, LTD. (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.8
Waiver Agreement, dated August 11, 2024, by and between APLD Holdings 2 LLC and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2024).

10.9
Standby Equity Purchase Agreement, dated August 28, 2024, by and between Applied Digital Corporation and YA II PN, LTD. (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.10
First Amendment to the Standby Equity Purchase Agreement, dated August 29, 2024, by and between Applied Digital Corporation and YA II PN, LTD. (Incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.11	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.12	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.13	Irrevocable Proxy, dated August 30, 2024, by YA II PN, LTD. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.14
Consent, Waiver and Second Amendment to Prepaid Advance Agreements, dated August 21, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2024).

10.15
Consent, Waiver and Third Amendment to Prepaid Advance Agreements, dated August 29, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A, filed with the SEC on September 4, 2024).

10.16*	First Amendment to Promissory Note and Waiver Agreement, dated October 8, 2024, by and between APLD Holdings 2 LLC and CIM APLD Lender Holdings, LLC.
31.1*	Chief Executive Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on October 9, 2024.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins
Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ David Rench
Name: David Rench
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)