Form 10-Q
period 2024-11-30
Applied Digital Corp.
filed 2025-01-14
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
As of January 13, 2025, 222,903,471 shares of common stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of November 30, 2024 and May 31, 2024 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2024 and November 30, 2023 (unaudited)	2
	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the three and six months ended November 30, 2024 and November 30, 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2024 and November 30, 2023 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

Part II - Other Information

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		55

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	November 30, 2024	May 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$286,237	$3,339
Restricted cash	21,342	21,349
Accounts receivable	12,313	3,847
Prepaid expenses and other current assets	8,496	1,343
Current assets held for sale	—	384
Total current assets	328,388	30,262
Property and equipment, net	772,664	340,381
Operating lease right of use assets, net	140,583	153,611
Finance lease right of use assets, net	261,452	218,683
Other assets	40,082	19,930
TOTAL ASSETS	$1,543,169	$762,867

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$192,017	$116,117
Accrued liabilities	31,625	26,282
Current portion of operating lease liability	23,096	21,705
Current portion of finance lease liability	136,511	107,683
Current portion of debt	6,543	10,082
Current portion of debt, at fair value	4,798	35,836
Customer deposits	16,125	13,819
Related party customer deposits	—	1,549
Deferred revenue	6,187	37,674
Related party deferred revenue	—	1,692
Due to customer	7,355	13,002
Other current liabilities	96	96
Total current liabilities	424,353	385,537
Long-term portion of operating lease liability	97,821	109,740
Long-term portion of finance lease liability	62,397	63,288
Long-term debt	468,244	79,472
Total liabilities	1,052,815	638,037
Commitments and contingencies (Note 10)
Temporary equity
Series E preferred stock, $0.001 par value, 2,000,000 shares authorized, 301,673 shares issued and outstanding at November 30, 2024, and no shares authorized, issued or outstanding at May 31, 2024	6,932	—
Series F preferred stock, $0.001 par value, 53,191 shares authorized and issued, 43,000 outstanding at November 30, 2024, and no shares authorized, issued or outstanding at May 31, 2024	43,000	—
Series E-1 preferred stock, $0.001, 62,500 shares authorized, 6,359 shares issued and outstanding at November 30, 2024, and no shares authorized, issued or outstanding at May 31, 2024	5,850	—
Stockholders' equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 225,846,268 shares issued and 216,555,069 shares outstanding at November 30, 2024, and 144,083,944 shares issued and 139,051,142 shares outstanding at May 31, 2024	222	144
Treasury stock, 9,291,199 shares at November 30, 2024 and 5,032,802 shares at May 31, 2024, at cost	(31,400)	(62)
Additional paid in capital	858,713	374,738
Accumulated deficit	(392,963)	(249,990)
Total stockholders’ equity attributable to Applied Digital Corporation	434,572	124,830
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,543,169	$762,867
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Revenue:
Revenue	$63,868	$38,569	$122,646	$70,708
Related party revenue	—	3,634	1,926	7,819
Total revenue	63,868	42,203	124,572	78,527
Costs and expenses:
Cost of revenues	52,361	29,769	113,421	54,990
Selling, general and administrative (1)	29,789	20,266	44,129	36,437
Loss/(gain) on classification of held for sale (2)	192	—	(24,616)	—
Loss on abandonment of assets	141	—	769	—
Loss from legal settlement	—	80	—	2,380
Total costs and expenses	82,483	50,115	133,703	93,807
Operating loss	(18,615)	(7,912)	(9,131)	(15,280)
Interest expense, net (3)	7,482	2,617	14,790	4,750
Loss on conversion of debt	25,410	—	33,612	—
Loss on change in fair value of debt	87,218	—	85,439	—
Loss on extinguishment of related party debt	—	—	—	2,353
Net loss before income tax expenses	(138,725)	(10,529)	(142,972)	(22,383)
Income tax expense (benefit)	1	—	1	—
Net loss	(138,726)	(10,529)	(142,973)	(22,383)
Net loss attributable to noncontrolling interest	—	—	—	(397)
Preferred dividends	(629)	—	(673)	—
Net loss attributable to Common Stockholders	$(139,355)	$(10,529)	$(143,646)	$(21,986)

Basic and diluted net loss per share attributable to common stockholders	$(0.66)	$(0.10)	$(0.80)	$(0.21)
Basic and diluted weighted average number of shares outstanding	209,560,339	109,663,030	179,119,398	105,067,375
(1)Includes related party selling, general and administrative expense of $0.1 million and $0.2 million for the three months ended November 30, 2024 and November 30, 2023, respectively, and $0.1 million and $0.3 million for the six months ended November 30, 2024 and November 30, 2023, respectively. See Note 5 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility for the six months ended November 30, 2024. See Note 10 - Commitments and Contingencies for further discussion.
(3)Includes related party interest expense of $0.7 million for the three and six months ended November 30, 2023. There was no related party debt outstanding during the three and six months ended November 30, 2024 and as such, no interest expense was incurred related to related party debt. See Note 5 - Related Party Transactions for further discussion of related party transactions.
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended November 30, 2024 and November 30, 2023
(In thousands, except share data)

	Temporary Equity						Permanent Equity
	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, August 31, 2024	301,673	$6,932	53,191	$48,350	—	$—	162,471,048	$162	(5,032,802)	$(62)	$496,027	$(254,281)	$241,846
Shares issued in offering, net of costs	—	—	—	—	—	—	49,382,720	49	—	—	149,768	—	149,817
Issuance of common stock from stock plans	—	—	—	—	—	—	497,271	1	—	—	(1)	—	—
Conversions of debt	—	—	—	—	—	—	7,657,226	8	—	—	48,736	—	48,744
Issuance of shares	—	—	—	—	—	—	528,541	1	—	—	(1)	—	—
Issuance of warrants, at fair value	—	—	—	—	—	—	—	—	—	—	7,636	—	7,636
Conversion of warrants	—	—	—	—	—	—	3,853,605	4	—	—	(4)	—	—
Preferred Series F Stock issuance costs	—	—	—	—	—	—	—	—	—	—	(4,841)	—	(4,841)
Preferred Series E-1 Stock, net of issuance costs	—	—	—	—	6,359	5,850	—	—	—	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	—	—	—	—	—	(672)	44	(628)
Conversion of preferred stock	—	—	(10,191)	(5,350)	—	—	1,455,857	1	—	—	10,190	—	10,191
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,461	—	3,461
Share repurchase	—	—	—	—	—	—	—	(4)	(4,258,397)	(31,338)	—	—	(31,342)
Purchase of capped call options	—	—	—	—	—	—	—	—	—	—	(51,750)	—	(51,750)
Purchase of prepaid forward contract	—	—	—	—	—	—	—	—	—	—	(52,736)	—	(52,736)
Reclass of conversion option	—	—	—	—	—	—	—	—	—	—	252,900	—	252,900
Net loss	—	—	—	—	—	—	—	—	—	—	—	(138,726)	(138,726)
Balance, November 30, 2024	301,673	$6,932	43,000	$43,000	6,359	$5,850	225,846,268	$222	(9,291,199)	$(31,400)	$858,713	$(392,963)	$434,572

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Total Equity
	Shares	Amount	Shares	Amount
Balance, August 31, 2023	110,850,885	$110	(5,001,728)	$(62)	$240,073	$(112,173)	$127,948	$127,948
Shares issued in offering, net of costs	6,879,070	8	—	—	33,432	—	33,440	33,440
Issuance of common stock from stock plans	5,004,105	5	—	—	(5)	—	—	—
Stock-based compensation	—	—	—	—	4,799	—	4,799	4,799
Net loss	—	—	—	—	—	(10,529)	(10,529)	(10,529)
Balance, November 30, 2023	122,734,060	$123	(5,001,728)	$(62)	$278,299	$(122,702)	$155,658	$155,658
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Six Months ended November 30, 2024 and November 30, 2023
(In thousands, except share data)

	Temporary Equity						Permanent Equity
	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2024	—	$—	—	$—	—	$—	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830
Shares issued in offering, net of costs	—	—	—	—	—	—	55,506,938	55	—	—	180,783	—	180,838
Issuance of common stock from stock plans	—	—	—	—	—	—	1,267,179	2	—	—	(2)	—	—
Conversions of debt	—	—	—	—	—	—	19,050,204	19	—	—	104,926	—	104,945
Issuance of shares	—	—	—	—	—	—	628,541	1	—	—	518	—	519
Issuance of warrants, at fair value	—	—	—	—	—	—	—	—	—	—	44,115	—	44,115
Conversion of warrants	—	—	—	—	—	—	3,853,605	4	—	—	(4)	—	—
Preferred Series E Stock, net of issuance costs	301,673	6,932	—	—	—	—	—	—	—	—	6	—	6
Preferred Series F Stock, net of issuance costs	—	—	53,191	48,350	—	—	—	—	—	—	—	—	—
Preferred Series F Stock issuance costs	—	—	—	—	—	—	—	—	—	—	(4,841)	—	(4,841)
Preferred Series E-1 Stock, net of issuance costs	—	—	—	—	6,359	5,850	—	—	—	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	—	—	—	—	—	(672)	—	(672)
Conversion of preferred stock	—	—	(10,191)	(5,350)	—	—	1,455,857	1	—	—	10,190	—	10,191
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	542	—	542
Share repurchase	—	—	—	—	—	—	—	(4)	(4,258,397)	(31,338)	—	—	(31,342)
Purchase of capped call options	—	—	—	—	—	—	—	—	—	—	(51,750)	—	(51,750)
Purchase of prepaid forward contract	—	—	—	—	—	—	—	—	—	—	(52,736)	—	(52,736)
Reclass of conversion option	—	—	—	—	—	—	—	—	—	—	252,900	—	252,900
Net loss	—	—	—	—	—	—	—	—	—	—	—	(142,973)	(142,973)
Balance, November 30, 2024	301,673	$6,932	43,000	$43,000	6,359	$5,850	225,846,268	$222	(9,291,199)	$(31,400)	$858,713	$(392,963)	$434,572

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2023	100,927,358	$101	(5,001,728)	$(62)	$160,194	$(100,716)	$59,517	$10,162	$69,679
Shares issued in offering, net of costs	14,787,598	16	—	—	98,140	—	98,156	—	98,156
Issuance of common stock from stock plans	5,534,837	5	—	—	(5)	—	—	—	—
Stock-based compensation	—	—	—	—	10,440	—	10,440	—	10,440
Stock issuance costs	—	—	—	—	(234)	—	(234)	—	(234)
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Net loss	—	—	—	—	—	(21,986)	(21,986)	(397)	(22,383)
Balance, November 30, 2023	122,734,060	$123	(5,001,728)	$(62)	$278,299	$(122,702)	$155,658	$—	$155,658
see accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2024	November 30, 2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(142,973)	$(22,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	60,761	21,284
Stock-based compensation	542	10,440
Lease expense	15,380	2,294
Loss on extinguishment of debt	—	2,353
Loss on legal settlement	—	2,380
Amortization of debt issuance costs	2,424	352
Gain on classification of held for sale	(24,616)	—
Loss on conversion of debt	33,612	—
Loss on change in fair value of debt	85,439	—
Loss on abandonment of assets	769	189
Changes in operating assets and liabilities:
Accounts receivable	(8,466)	(225)
Prepaid expenses and other current assets	(7,153)	496
Customer deposits	2,306	4,274
Related party customer deposits	(1,549)	—
Deferred revenue	(31,487)	2,883
Related party deferred revenue	(1,692)	429
Accounts payable	(82,849)	6,440
Accrued liabilities	(2,515)	(1,914)
Due to customer	(5,647)	—
Lease assets and liabilities	(19,382)	(19,198)
Other assets	(1,058)	(1,040)
CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES	(128,154)	9,054
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(225,847)	(45,828)
Proceeds from satisfaction of contingency on sale of assets	25,000	—
Finance lease prepayments	(5,270)	(19,388)
Purchases of investments	(1,422)	(390)
CASH FLOW USED IN INVESTING ACTIVITIES	(207,539)	(65,606)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(62,170)	(13,071)
Borrowings of long-term debt	275,000	4,732
Borrowings of related party debt	—	8,000
Repayments of long-term debt	(133,314)	(4,472)
Repayment of related party debt	—	(45,500)
Payment of deferred financing costs	(28,927)	—
Proceeds from issuance of common stock	191,590	98,156
Common stock issuance costs	(10,233)	(234)
Proceeds from issuance of preferred stock	67,085	—
Preferred stock issuance costs	(5,947)	—
Dividends issued on preferred stock	(672)	—
Proceeds from issuance of SAFE agreement included in long-term debt	12,000	—
Repurchase of shares	(31,342)
Proceeds from convertible notes	450,000	—
Purchase of capped call options	(51,750)	—
Purchase of prepaid forward contract	(52,736)	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	618,584	47,611
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	282,891	(8,941)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	31,688	43,574
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$314,579	$34,633
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2024	November 30, 2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$33,144	$4,370
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$—	$69,329
Finance right-of-use assets obtained by lease obligation	$97,489	$96,946
Property and equipment in accounts payable and accrued liabilities	$165,721	$23,572
Conversion of debt to common stock	$104,945	$—
Extinguishment of non-controlling interest	$—	$9,765
Loss from legal settlement	$—	$2,300
Conversion of preferred stock to common stock	$10,191	$—
Cashless exercise of warrants	$4	$—
Issuance of warrants, at fair value	$44,115	$—
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024

1.    Business and Organization
Applied Digital Corporation (the “Company”), is a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers. The Company has three reportable segments. Financial information for each segment is contained in “Note 11 - Business Segments”.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
Segments
The Company has identified three reportable segments: data center hosting (“Data Center Hosting Business”), cloud services (“Cloud Services Business”), and high-performance compute hosting (“HPC Hosting Business”). The Company’s chief operating decision-maker evaluates performance, makes operating decisions and allocates resources on both a consolidated basis and on the basis of these three reportable segments. Intercompany transactions between segments are excluded for management reporting purposes.
The Data Center Hosting Business operates data centers to provide energized space to crypto mining customers. Customer-owned hardware is installed in the Company’s facilities and the Company provides operational and maintenance services for a fixed fee.
The Cloud Services Business operates through our wholly-owned subsidiary, Applied Digital Cloud Corporation, and provides cloud services to customers at third party colocation centers located in Colorado, Minnesota, Nevada and Utah, such as artificial intelligence and machine learning developers, to develop their advanced products. Customers pay a fixed rate to the Company in exchange for an energized space supported by Company-provided equipment.
The HPC Hosting Business designs, builds, and operates data centers which are being designed to support high-compute applications using advanced and sophisticated infrastructures to provide services to customers.
See Note 2 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.
Reclassifications
Income Statement
We have reclassified certain prior period amounts in our unaudited condensed consolidated statements of operations to conform to our current period presentation. Specifically, we have reclassified certain amounts of “Selling, general and administrative” expenses to “Cost of revenues”. Additionally, we have reclassified certain amounts of “Selling, general and administrative” expense and “Cost of revenues” to “Interest expense, net.” We have also condensed the presentation of segment revenue into a single “Revenue” caption as segment disclosures are presented in Note 11 - Business Segments.
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
Cash, cash equivalents, and restricted cash within the unaudited condensed consolidated balance sheets that are included in the unaudited condensed consolidated statements of cash flows as of November 30, 2024 and May 31, 2024 were as follows (in thousands):

	November 30, 2024	May 31, 2024
Cash and cash equivalents	$286,237	$3,339
Restricted cash	21,342	21,349
Restricted cash included in other assets	7,000	7,000
Total cash, cash equivalents, and restricted cash	$314,579	$31,688

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
Liquidity
As noted above, the Company had a working capital deficit of $96.0 million which raises substantial doubt about the Company's ability to continue as a going concern. Based on an analysis of subsequent events which are disclosed in "Note 13 - Subsequent Events", the Company believes that substantial doubt to continue as a going concern has been alleviated. Therefore, the Company has sufficient liquidity to meet its obligations as they become due for at least twelve months from the date these financial statements were issued.
3.    Property and Equipment
Property and equipment consisted of the following as of November 30, 2024 and May 31, 2024 (in thousands):

	Estimated Useful Life	November 30, 2024	May 31, 2024
Networking equipment, electrical equipment, and software	5 years	$33,640	$32,517
Electric generation and transformers	15 years	9,933	9,933
Land and building
Building	39 years	108,847	103,990
Land		19,047	6,205
Land improvements	15 years	1,380	1,380
Leasehold improvements	3 years - 7 years	1,142	1,051
Construction in progress		609,055	190,162
Other equipment and fixtures	5 years - 7 years	9,932	9,552
Total cost of property and equipment		792,976	354,790
Accumulated depreciation		(20,312)	(14,409)
Property and equipment, net		$772,664	$340,381
Depreciation expense totaled $3.1 million and $6.1 million for the three and six months ended November 30, 2024, respectively, and $2.6 million and $4.9 million for the three and six months ended November 30, 2023, respectively.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three and six months ended November 30, 2024 and November 30, 2023, respectively.

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Customer A	51%	70%	49%	69%
Customer G	16%	11%	16%	—%
Customer H	28%	—%	27%	—%

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
Deferred Revenue
Changes in the Company's deferred revenue balances for the six months ended November 30, 2024 and November 30, 2023, respectively, are shown in the following table (in thousands):

	Six Months Ended
	November 30, 2024	November 30, 2023
Balance, beginning of period	$39,366	$48,692
Advance billings	87,522	81,839
Revenue recognized	(124,322)	(78,527)
Other adjustments	3,621	—
Less: Related party balances	—	(1,953)
Balance, end of period	$6,187	$50,051
Customer Deposits
Changes in the Company's customer deposits balances for the six months ended November 30, 2024 and November 30, 2023, respectively, are shown in the following table (in thousands):

	Six Months Ended
	November 30, 2024	November 30, 2023
Balance, beginning of period	$15,367	$36,370
Customer deposits received	5,698	4,274
Customer deposits refunded	(3,373)	—
Customer deposits applied	(1,567)	—
Less: Related party balances	—	(3,811)
Balance, end of period	$16,125	$36,833
5.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the three and six months ended November 30, 2024 and November 30, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Customer D*	$—	$1,986	$992	$4,319
Customer E**	$—	$1,648	$678	$3,500
*Customer D is a subsidiary of an entity which, during the first quarter of fiscal year 2025, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the controlling individual of the entity filed a Schedule 13G to report the fact that as of the date thereof, the entity had ceased to be a beneficial owner of more than 5% of such class of securities.
**Customer E is 60% owned by an individual who, during the first quarter of fiscal year 2025, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the individual filed a Schedule 13G to report the fact that as of the date thereof, the individual had ceased to be a beneficial owner of more than 5% of such class of securities.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
The following table illustrates related party deferred revenue and deposits balances as of November 30, 2024 and May 31, 2024 (in thousands):

	Customer D balances as of		Customer E balances as of
	November 30, 2024	May 31, 2024	November 30, 2024	May 31, 2024
Deferred revenue	$—	$993	$—	$699
Customer deposits	$—	$895	$—	$654
Related Party Sublease Income
The Company received sublease income from B. Riley Asset Management, which is also a wholly-owned subsidiary of B. Riley Financial, Inc. As previously disclosed, the Company’s Chairman and Chief Executive Officer, served as the President of B. Riley Asset Management, and effective February 5, 2024, resigned from that position and as such, B. Riley ceased being a related party as of May 31, 2024. Sublease income is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. Related party sublease income for the three and six months ended November 30, 2023 was $24,000 and $47,100, respectively.
Other Related Party Transactions
Related party transactions included within selling, general, and administrative expense on the unaudited condensed consolidated statement of operations include the following:
•construction and consulting costs of $0.1 million and $0.2 million during the three and six months ended November 30, 2023 were incurred with a company owned by a family member of the Company’s Chief Administrative Officer. There were no transactions with this related party during the three and six months ended November 30, 2024.
•software license fees of $0.1 million and $0.1 million, during the three and six months ended November 30, 2024, respectively, and $60.8 thousand and $0.1 million during the three and six months ended November 30, 2023, respectively, were incurred with a company whose chairman is also a member of the Company’s Board of Directors.
6.    Debt
Long-term debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	November 30, 2024	May 31, 2024
Senior Unsecured Convertible Notes	2.75%	June 2030	450,000	—
Macquarie Promissory Note (1)	0.25%	May 2026	166,500	—
Starion Ellendale Loan (2)	7.48%	February 2028	14,256	16,145
Vantage Transformer Loan	6.50%	February 2029	—	3,609
Cornerstone Bank Loan (3)	8.59%	March 2029	14,255	15,576
Yorkville Convertible Debt	—%	April and June 2025	—	80,243
Starion Term Loan (4)	6.50%	July 2027	8,564	10,021
Other long-term debt (5)			12,259	297
Deferred financing costs, net of amortization			(191,047)	(501)
Less: Current portion of debt			(6,543)	(45,918)
Long-term debt, net			$468,244	$79,472
(1)The Macquarie Promissory Note is guaranteed by APLD Holdings 2 LLC, a wholly-owned subsidiary of the Company, and is secured by a continuing security interest in all of the membership interests of the borrower, APLD ELN-02 Holdings LLC, and all related proceeds.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
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
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of November 30, 2024 (in thousands):

Remainder of FY25	$4,913
FY26	176,953
FY27	11,132
FY28	7,659
FY29	3,176
Thereafter (1)	462,000
Total	$665,833
(1)Includes $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities. See further discussion below.
Letters of Credit
As of November 30, 2024, the Company had letters of credit totaling $28.3 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit terms of 12 months or less within the Restricted Cash caption within current assets and any amounts with related letter of credit terms of over 12 months in Other Assets.
Yorkville Convertible Debt
During the fiscal year ended May 31, 2024, the Company entered into two prepaid advance agreements with YA II PN, LTD. (“YA Fund”) for promissory notes totaling $92.1 million (collectively the “YA Notes”), issued on March 27, 2024 (the “March Note”), April 24, 2024, and May 24, 2024 (the “May PPA”). The YA Notes were convertible into shares of the Company’s common stock. During the three months ended November 30, 2024, $23.3 million of the YA Notes were converted into approximately 7.7 million shares of common stock and during the six months ended November 30, 2024, $71.3 million of the YA Notes were converted into approximately 19.1 million shares of common stock. The Company recorded a loss on conversion of debt of $25.4 million and $33.6 million during the three and six months ended November 30, 2024, respectively, in its unaudited condensed consolidated statements of operations.
The fair value of the YA Notes was calculated on an as-converted basis using quoted market prices of the Company's outstanding common stock; however, as of November 30, 2024, YA Fund had converted the maximum amount of shares allowable under Nasdaq rules and regulations and as such, the remaining balance of $4.8 million under the March Note was payable in cash. Subsequent to the quarter end, the Company repaid the $4.8 million in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses, as well as the $2.1 million Commitment Fee under SEPA (as defined below).

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
CIM Arrangement & Warrants
On June 7, 2024, APLD Holdings 2 LLC (the “Borrower”), a subsidiary of the Company, entered into a promissory note (the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC, a Delaware limited liability company (the “Lender”). The CIM Promissory Note provides for borrowings up to $125 million. During the six months ended November 30, 2024, the total amount borrowed under the CIM Promissory Note was $125 million.
On November 27, 2024, in connection with the issuance of the Macquarie Promissory Note and receipt by the Company of the proceeds related thereto (as described below), the Company repaid the CIM Promissory Note in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses. The associated extinguishment costs were capitalized directly into Construction in Progress (CIP), as the CIM Promissory Note was tied to the ELN-02 Project and was therefore considered part of the construction cost. As of November 30, 2024, the CIP balance includes $9.4 million related to the extinguishment of the CIM Promissory Note.
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
The fair value of the Initial Warrants and Additional Warrants was $4.36 and $3.04 per warrant, respectively. The total fair value of the CIM Warrants was $36.5 million and was recorded in the unaudited condensed consolidated statements of changes in temporary equity and stockholders’ equity. The Company deferred the recognition of the fair value of the Initial and Additional Warrants as a reduction in the net carrying amount of the CIM Promissory Note. After the repayment of the CIM Promissory Note, the remaining value of the CIM Warrants recorded as a reduction of the CIM Promissory Note was capitalized to CIP.
During the quarter ended November 30, 2024, 7.0 million of the CIM Warrants were exercised on a cashless basis for approximately 3.9 million shares of the Company’s common stock in a net settlement transaction. As of November 30, 2024, approximately 2.3 million of Additional Warrants are outstanding.
Yorkville Amendments
In connection with the CIM Promissory Note, the Company also entered into a Consent, Waiver and First Amendment to Prepaid Advance Agreements (the “Consent”) with YA Fund. In exchange for giving its consent to the transaction with the CIM Lender, the Company agreed to issue an aggregate of 100,000 shares of common stock to YA Fund and to conditionally lower the floor price from $3.00 to $2.00 so long as the daily Volume Weighted Average Price (“VWAP”) is less than $3.00 per share of common stock for five out of seven trading days. The Company further agreed to deliver a security agreement whereby its subsidiary, Applied Digital Cloud Corporation, would grant a springing lien on substantially all of its assets subject to customary carve-outs to secure the YA notes issued in favor of YA Fund. Pursuant to the Consent, YA Fund also consented to future project-level financing at the HPC Ellendale facility. In addition,

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
pursuant to the terms of the Consent, certain provisions of the March PPA and the May PPA were amended. Upon issuance of the 100,000 shares, the Company recorded the value of the shares at their grant date fair value as an increase in the loss on change in fair value of debt caption on the unaudited condensed consolidated statements of operations.
On October 16, 2024, the Company entered into a letter agreement with YA Fund, whereby the Company agreed to satisfy its obligations with respect to the Commitment Fee (as defined below) in cash by increasing the principal amount due under the March Note in an equivalent amount, instead of issuing the Commitment Shares (as defined below). The Commitment Fee has been paid in full subsequent to November 30, 2024 as part of the repayment by the Company of the March Note.
On October 29, 2024, the Company entered into certain amendments to the March prepaid advance agreement and the March Note. The amendments (i) provided consent to the Convertible Notes (as defined below) offering and share repurchase transactions (as described below) and (ii) removed certain prior restrictions on redemption of the March Note before January 1, 2025.
SAFE
In the first fiscal quarter of 2025, Applied Digital Cloud Corporation (“ADCC”), a wholly-owned subsidiary of the Company, entered into two SAFE agreements totaling $12.0 million with an investor (the “Investor”). Under the terms of the SAFE agreements, the Investor has the right to certain shares of ADCC’s preferred stock.
If an equity financing transaction is completed by ADCC before the termination of the SAFE agreements, the SAFE agreements will automatically convert into the number of shares of preferred stock equal to the purchase amount divided by the discount price, which will be the lowest price per share of the preferred stock sold in the equity financing transaction multiplied by the discount rate (90%). If there is a liquidity event before the termination of the SAFE agreements, the Investor will automatically be entitled to receive a portion of proceeds, due and payable to the Investor immediately prior to, or concurrent with, the occurrence of such liquidity event, equal to the greater of (i) the purchase amount or (ii) the amount payable on the number of shares of common stock equal to the purchase amount divided by the liquidity price (the price per share equal to the fair market value of the common stock at the time of the liquidity event, as determined by reference to the purchase price payable in connection with such liquidity event, multiplied by the discount rate). If there is a dissolution event before the termination of the SAFE agreements, the Investor will automatically be entitled to receive a portion of proceeds equal to the purchase amount, due and payable to the Investor immediately prior to the occurrence of the dissolution event.
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
Senior Unsecured Convertible Notes
On November 4, 2024, the Company issued $450.0 million aggregate principal amount of 2.75% Senior Unsecured Convertible Notes due June 2030 (the “Convertible Notes”). The net proceeds from the sale of the Convertible Notes was approximately $435.2 million after deducting the initial purchasers’ discounts and commissions and estimated offering

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
expenses payable by the Company. The Company used approximately $84 million of the net proceeds from the offering to fund share repurchases of common stock in connection with the offering including (i) $52.7 million to fund the cost of entering into a prepaid forward repurchase transaction (as described below) and (ii) $31.3 million to repurchase shares of common stock with which the Company repurchased approximately 4.3 million shares at $7.36 a share, the stock price on October 30, 2024, the trading day preceding the transaction close. In addition, approximately $51.8 million of the net proceeds from the offering were used to pay the cost of the capped call transactions (as described below) and the remainder of the net proceeds were used for general corporate purposes.
Also on November 4, 2024, the Company entered into an indenture with respect to the Convertible Notes with Wilmington Trust, National Association, as trustee (the “Indenture”). The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 2.75% per year payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025. The Convertible Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased in accordance with terms described below.
Prior to March 1, 2030, the Convertible Notes are convertible only upon the occurrence of certain events. On or after March 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time (the “Conversion Option”). The Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, subject to certain restrictions. The initial conversion rate is 102.5431 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.75 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption.
Prior to December 1, 2027, the Company may not redeem the Convertible Notes. On or after December 1, 2027, the Company may redeem for cash all or any portion of the Convertible Notes, at its option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
If the Company undergoes a “fundamental change,” as defined in the Indenture, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Indenture contains customary terms and covenants, including certain events of default.
In accounting for the issuance of the Convertible Notes, the Conversion Option of the Convertible Notes was deemed an embedded derivative requiring bifurcation from the Convertible Notes (the “host contract”) and separate accounting as an embedded derivative liability, resulting from the Company not having the necessary number of authorized but unissued shares of its common stock available to settle the Conversion Option of the Convertible Notes in shares on the date of issuance. The proceeds from the Convertible Notes were first allocated to the embedded derivative liability and the remaining proceeds were then allocated to the host contract. On November 4, 2024, the issuance date, the fair value of the embedded derivative liability representing the Conversion Option was $149.9 million and the remaining $286.6 million was allocated to the host contract. As such, the Company recognized a $13.5 million gain on change in fair value of debt at issuance.
Subsequently, on November 20, 2024, the stockholders of the Company approved an increase to the number of authorized shares of common stock to an amount sufficient to settle the Conversion Option of the Convertible Notes fully in shares. As a result of the increase to the number of authorized shares of common stock, the Company revalued the Conversion Option to its fair value as of November 20, 2024 of $252.9 million and reclassified the embedded derivative to additional

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
paid-in capital on its unaudited condensed consolidated balance sheets. In doing so, the Company recognized a $103.0 million loss on change in fair value of debt as of November 20, 2024. This loss combined with the gain recognized at issuance resulted in a total loss on fair value of debt of $89.6 million which is included on the unaudited condensed consolidated statements of operations.
As of November 30, 2024, the embedded Conversion Option derivative is included in additional paid-in capital in the unaudited condensed consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
Prepaid Forward Repurchase Transaction
In connection with the offering of the Convertible Notes, the Company entered into a privately negotiated prepaid forward repurchase transaction (the “Prepaid Forward”) with one of the initial purchasers (the “Forward Counterparty”). Pursuant to the Prepaid Forward and the Indenture, the Company used approximately $52.7 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The initial aggregate number of shares of common stock underlying the Prepaid Forward was approximately 7.2 million shares of common stock. The maturity date for the Prepaid Forward is November 3, 2025, although it may be settled earlier in whole or in part.
As of November 30, 2024, the purchase price of the Prepaid Forward is included in additional paid-in capital in the unaudited condensed consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
Capped Call Transaction
In connection with the offering of the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain financial institutions (the “Option Counterparties”). In addition, in connection with the initial purchasers’ exercise of their option to purchase additional Convertible Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Company used approximately $51.8 million of the net proceeds from the offering of the Convertible Notes to pay the cost of the Capped Call Transactions.
The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of common stock that initially underlie the Convertible Notes, and are expected generally to reduce potential dilution to the common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions, which is defined as $14.72. The Capped Call Transactions are separate transactions entered into by the Company and are not part of the terms of the Convertible Notes.
As of November 30, 2024, the purchase price of the Capped Call Transaction is included in additional paid-in capital in the unaudited condensed consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
Macquarie Promissory Note
On November 27, 2024, APLD ELN-02 Holdings LLC, a wholly-owned subsidiary of the Company, entered into a promissory note with Macquarie Equipment Capital, Inc. (the “Macquarie Promissory Note”). The Macquarie Promissory Note provides for a loan of $150 million and matures on the earlier of (i) the date of acceleration of the loan or (ii) May 27, 2026. However, to the extent that the ELN-02 Project (as defined therein) is not completed by December 6, 2025, the Company must repay the full outstanding principal balance of the Macquarie Promissory Note together with accrued interest and any other amounts then due and payable. Additionally, the Macquarie Promissory Note has a multiple on invested capital (“MOIC”) of (i) 1.11 to 1.00 if such prepayment occurs on or prior to the date that is four months after the closing date, (ii) 1.20 to 1.00 if such prepayment occurs after the date that is four months after the closing date but on or prior to the date that is seven months after the closing date, or (iii) 1.35 to 1.00 if such prepayment occurs after the date that is seven months after the closing date. The same 1.35x return hurdle applies to repayment at maturity. The Company

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
anticipates repaying the Macquarie Promissory Note at maturity and as such, has recorded a MOIC liability of $16.5 million, representing the value of the MOIC liability as of the quarter ended November 30, 2024. Proceeds of the loan under the Macquarie Promissory Note were used, in part, to repay in full and terminate the CIM Promissory Note. Commensurate with the use of proceeds associated with construction from the Macquarie Promissory Note, the Company will capitalize approximately 90% of the interest expense recognized each period. Additionally, proceeds were used to satisfy remaining obligations of the Company under the March Note.
As partial consideration for the Macquarie Promissory Note, the Company issued warrants (the “Macquarie Warrants”) to purchase up to 1,035,197 shares of common stock. The Macquarie Warrants will be exercisable from and after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash.
The Macquarie Warrants were measured at fair value using a Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the Macquarie Warrants was based on the following significant inputs:

Macquarie Warrants
Contractual term	5.5 years
Volatility	95%
Risk-free rate	4.08%
Dividend yield	—%
The fair value of the Macquarie Warrants was $7.38 per warrant, totaling $7.6 million which was recorded as additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets. The Company deferred the recognition of the fair value of the Macquarie Warrants as a reduction in the net carrying amount of the Macquarie Promissory Note and subsequently will amortize this balance into interest expense or CIP, as noted above, using the effective interest rate method.
7.    Stockholders' Equity
Common Stock
Increases In Authorized Shares
On June 11, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Second Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”). Pursuant to the Certificate of Amendment, the number of authorized shares of common stock was increased to 300,000,000. The Certificate of Amendment became effective upon filing on June 11, 2024.
Additionally, on November 20, 2024, the Company filed an amendment to its Articles of Incorporation, increasing the number of shares of common stock authorized for issuance to 400,000,000 shares and the number of shares of preferred stock authorized for issuance to 10,000,000 shares.
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
At-the-Market Sales Agreement
On July 9, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
“Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, up to $125,000,000 in shares of the Company’s common stock. During the fiscal quarter ended August 31, 2024, approximately 3.0 million shares of the Company’s common stock has been issued and sold under the Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. On October 30, 2024, the Company terminated its Sales Agreement with the Agents.
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
In connection with the execution of the SEPA, the Company agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $2,125,000 to YA Fund, (the Commitment Fee”), in the form of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to the date of the SEPA. On October 16, 2024, the Company entered into a letter agreement with YA Fund, whereby the Company agreed to satisfy its obligations with respect to the Commitment Fee in cash by increasing the principal amount due under the March Note in an equivalent amount, instead of issuing the Commitment Shares. The Commitment Fee has been paid in full subsequent to November 30, 2024 as part of the repayment by the Company of the March Note.
Pursuant to the SEPA, the Company agreed to file a registration statement with the SEC for the resale under the Securities Act by YA Fund of the common stock issued under the SEPA. The Company shall not have the ability to request any advances under the SEPA until such resale registration statement is declared effective by the SEC. As of the date of this report, the Company has not filed such a registration statement.
Private Placement
On September 5, 2024, the Company entered into a securities purchase agreement with a group of institutional and accredited investors, NVIDIA and Related Companies, for the private placement (the “Private Placement”) of 49,382,720 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $3.24 per share, representing the last closing price of the common stock on the Nasdaq Global Select Market on September 4, 2024. During the quarter ended November 30, 2024, the Private Placement closed with aggregate gross proceeds to the Company of approximately $160 million, before deducting offering expenses.
Equity Plans
2024 Plan
On October 8, 2024, the Company’s Board of Directors approved the Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which the Company’s stockholders approved on November 20, 2024. The 2024 Plan provides for grants of various equity awards for eligible employees, officers, non-employee directors and other service providers. Upon stockholder approval of the 2024 Plan, the Plans (as defined below) were terminated; provided that all awards (as defined in the Plans) outstanding under the 2022 Incentive Plan and the 2022 Non-Employee Director Stock Plan shall continue in effect in accordance with their terms. As of November 30, 2024, there were no awards granted under the 2024 Plan.
2022 Plans
On October 9, 2021, the Company’s Board of Directors (the “Board”) approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
As of November 30, 2024, the Company had issued awards of approximately 20.4 million shares of common stock of the Company under the Plans. The Company recognized $3.5 million and $0.5 million of stock based compensation during the three and six months ended November 30, 2024, respectively, and $4.8 million and $10.4 million during the three and six months ended November 30, 2023, respectively. During the three months ended August 31, 2024, the Board determined that the performance criteria associated with certain performance stock units granted to certain executives in the third fiscal quarter of 2024 were not met. As such, 2.8 million performance stock unit awards were cancelled and the Company recognized a reversal of the expense previously recognized for the awards of approximately $6.0 million.
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards granted for the six months ended November 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	638,895	$4.01
Granted	—	—
Vested	(142,565)	4.96
Forfeited	—	—
Outstanding as of November 30, 2024	496,330	$3.73
As of November 30, 2024, total remaining expense to be recognized related to these awards was $1.4 million and the weighted average remaining recognition period for the unvested awards was 2.1 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted during the six months ended November 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	8,355,080	$3.58
Granted	3,823,550	6.44
Vested	(1,419,102)	5.07
Forfeited	(3,659,213)	2.27
Outstanding as of November 30, 2024	7,100,315	$5.50
As of November 30, 2024, total remaining expense to be recognized related to these awards was $33.9 million and the weighted average remaining recognition period for the unvested awards was 2.2 years.
8.    Temporary Equity
Preferred Stock
Series E Redeemable Preferred Stock
During the six months ended November 30, 2024, the Company closed on four offerings of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). The Company sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million.
The shares of Series E Preferred Stock have no voting or conversion rights. Holders of the Series E Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and six months ended November 30, 2024, the Company declared and

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
paid approximately $0.2 million and $0.3 million, respectively, of dividends related to Series E Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
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
The Series E Preferred Stock offering was terminated on August 9, 2024.
Series F Convertible Preferred Stock
On August 29, 2024, the Company entered into a securities purchase agreement for the private placement of 53,191 shares of Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Convertible Preferred Stock”), including 3,191 shares representing an original issue discount of 6%. The transaction closed on August 30, 2024, for total proceeds of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds.
The shares of Series F Convertible Preferred Stock are convertible into shares of common stock only upon the receipt of shareholder approval, which was received on November 20, 2024. Holders of the Series F Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8.0% of the stated value of $1,000 per share (the “Series F Stated Value”), payable quarterly in arrears. Dividends are calculated based on a 360-day year, declared and accrued quarterly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and six months ended November 30, 2024, the Company declared and paid approximately $0.4 million, respectively, of dividends related to the Series F Convertible Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
The Series F Convertible Preferred Stock ranks senior to all classes of common stock and junior to all existing and future debt of the Company. In the event of liquidation, holders are entitled to receive the Series F Stated Value plus any accrued but unpaid dividends before any distributions are made to common stockholders. Series F Convertible Preferred Stock is on parity with the Series E Preferred Stock, Series E-1 Preferred Stock and any future series of preferred stock with substantially identical terms. Upon the receipt of shareholder approval on November 20, 2024, the Series F Convertible

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
Preferred Stock votes on an as-converted basis, subject to a cap equal to the greater of (x) the conversion price then in effect or (y) $4.0638.
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
Further, upon receipt of shareholder approval of the conversion feature of the Series F Convertible Preferred Stock, which approval was received on November 20, 2024, if the VWAP for any 20 Trading Days during any 30 consecutive trading day period, beginning with the original issuance date of the applicable preferred stock, exceeds two hundred percent (200%) of the conversion price then in effect, the Company may, at any time cause the holder to convert all or part of the holder’s preferred stock.
During the three months ended November 30, 2024, 10,191 shares of Series F Convertible Preferred Stock were converted into approximately 1.5 million shares of the Company’s common stock. Subsequent to the quarter end, the remaining 43,000 shares of the Series F Convertible Preferred Stock were converted into approximately 6.1 million shares of the Company’s common stock.
Series E-1 Preferred Stock
On September 23, 2024, the Company entered into a dealer manager agreement for the offering of up to 62,500 shares of Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $1,000 (the “Series E-1 Stated Value”). During the three months ended November 30, 2024, the Company closed on two offerings of the Series E-1 Preferred Stock in which the Company issued and sold 6,359 shares for gross proceeds of $6.4 million. The Series E-1 Preferred Stock offering remains ongoing as of the date of this report.
The shares of Series E-1 Preferred Stock have no voting or conversion rights. Holders of the Series E-1 Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum of the Series E-1 Stated Value. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends on the shares of Series E-1 Preferred Stock must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and six months ended November 30, 2024, the Company declared and paid approximately $48,000 of dividends related to the Series E-1 Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
The Series E-1 Preferred Stock ranks senior to all classes or series of common stock and junior to all existing and future debt of the Company. Additionally, the Series E-1 Preferred Stock is on parity with the Series E Preferred Stock, the Series F Convertible Preferred Stock and any future series of preferred stock with substantially identical terms but may rank junior to any future series of preferred stock if the holders of such series are entitled to rights and preferences with priority over the holders of the Series E-1 Preferred Stock. In the event of liquidation, holders of the Series E-1 Preferred Stock and holders of shares of any other class or series of capital stock ranking senior to or on a parity with the Series E-1 Preferred Stock, are entitled to receive an amount per share equal to the Series E-1 Stated Value plus an amount per share that is issuable as a result of any accrued but unpaid dividends before any distributions are made to common stockholders. The Series E-1 Preferred Stock has no stated maturity and remains outstanding indefinitely unless redeemed or repurchased by the Company.
Holders may require the Company to redeem any portion of their Series E-1 Preferred Stock at any time for a "Settlement Amount" calculated as the Series E-1 Stated Value plus any unpaid dividends, less a Holder Optional Redemption Fee

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
equal to a percentage of the Series E-1 Stated Value based on the year when the redemption occurs as follows: 9.00% prior to the first anniversary of the respective tranche closing date (the "Original Issuance Date"); 7.00% on or after the first anniversary but prior to the second anniversary of the Original Issuance Date; 5.00% on or after the second anniversary but prior to the third anniversary of the Original Issuance Date: and —% on or after the third anniversary of the Original Issuance Date. The Settlement Amount can be settled in cash or shares of common stock at the sole option of the Company, subject to a share cap (if required by Nasdaq rules and regulations), which limits the total shares deliverable upon redemption to 19.99% of the common stock outstanding immediately prior to the Series E-1 Preferred Stock offering (25,889,470 shares, the “Share Cap”), unless approval by the Company’s stockholders is obtained to exceed the Share Cap. Any portion of the Settlement Amount exceeding this cap will be settled in cash. Holders may not redeem any shares of Series E-1 Preferred Stock for common stock prior to the first anniversary of the Original Issuance Date.
The Company may also redeem shares of the Series E-1 Preferred Stock after the second anniversary of the Original Issuance Date, with a minimum notice of 10 days, at a redemption price equal to the Series E-1 Stated Value plus any accrued but unpaid dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Settlement Amount divided by the closing price per share of the common stock on the last trading day prior to the date upon which notice was provided to the holder, subject to the Share Cap, if applicable.
9.    Leases
From time to time, the Company enters into leases for equipment, office space and co-location space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right of use assets and liabilities separately on the balance sheet as their own captions, with the liabilities split between current and long-term, respectively.
Components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Operating lease cost:
Operating lease expense	$8,941	$2,486	$17,882	$2,970
Short-term lease expense	39	80	60	207
Total operating lease cost	8,980	2,566	17,942	3,177
Finance lease expense:
Amortization of right-of-use assets(1)	23,381	10,860	54,651	16,490
Interest on lease liabilities	4,923	1,659	9,279	2,741
Total finance lease cost	28,304	12,519	63,930	19,231
Variable lease cost	62	40	117	77
Sublease Income	—	(24)	—	(47)
Total net lease cost	$37,346	$15,101	$81,989	$22,438
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
The following table represents the Company’s future minimum lease payments as of November 30, 2024:

	Operating Leases	Finance Leases	Total
Remainder of FY25	$15,609	$70,935	$86,544
FY26	32,035	143,804	175,839
FY27	32,697	14	32,711
FY28	33,453	1	33,454
FY29	25,240	—	25,240
Thereafter	3,536	—	3,536
Total lease payments	142,570	214,754	357,324
Less: imputed interest	(21,653)	(15,846)	(37,499)
Total lease liabilities	120,917	198,908	319,825
Less: Current portion of lease liability	(23,096)	(136,511)	(159,607)
Long-term portion of lease liability	$97,821	$62,397	$160,218
Supplemental cash flow and other information related to leases is as follows:

	Six Months Ended
	November 30, 2024	November 30, 2023
Weighted-average years remaining (in years):
Finance leases	3.6 years	5.5 years
Operating leases	3.2 years	5.7 years

Weighted-average discount rate:
Finance leases	10.2%	8.8%
Operating leases	7.8%	7.9%
The Company has entered into leases which are executed but not yet commenced with total minimum payments of approximately $18.9 million. The payments are for various leases with terms of 2 years.
10.    Commitments and Contingencies
Commitments
Energy Contracts
As of November 30, 2024, the Company had a minimum commitment of approximately $61.1 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility payable over, approximately, the next 2.2 years.
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
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled,

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in the Securities Lawsuit. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
On November 15, 2023, a derivative action was filed in the matter styled, Weich v. Cummins, et al., Case No. A-23-881629-C in the District Court of Clark County, Nevada (the “Derivative Lawsuit”). The Weich complaint named as defendants certain members of the Company’s Board of Directors and its Chief Executive Officer Wesley Cummins and purports to name the Company’s then Chief Financial Officer David Rench as a defendant. The complaint asserted claims for breach of fiduciary duties, corporate waste and unjust enrichment based upon allegations that the defendants caused or allowed the Company to make materially false and misleading statements regarding the Company’s business, operations, and compliance policies. Specifically, the complaint alleged that the Company overstated the profitability of the Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Board was not “independent” within the meaning of Nasdaq listing rules. On February 27, 2024, the derivative plaintiff filed an amended complaint asserting the same claims as the original complaint.
On June 5, 2024, following briefing and argument on the defendants’ motion to dismiss the Derivative Lawsuit, the Court entered an order granting the defendants’ motion without prejudice and dismissing all claims against all defendants, including the Company, on the grounds that the plaintiff failed to plead (1) demand futility as to each of plaintiff’s claims or (2) a claim for breach of fiduciary duty. The order dismissed all claims against all defendants, including the Company. The plaintiff can seek leave to file an amended complaint but to date has not done so.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
As of November 30, 2024, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
11.    Business Segments
Revenue by segment (excluding HPC hosting as that segment has no revenue) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Data center hosting segment	$36,163	$37,753	$71,012	$71,925
Cloud services segment	27,705	4,450	53,560	6,602
Total revenue	$63,868	$42,203	$124,572	$78,527
Segment profit (loss) and a reconciliation to net loss before income tax expenses is as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Segment profit (loss)
Data center hosting segment (1)	$12,550	$10,896	$48,401	$19,897
Cloud services segment	(5,810)	(11,559)	(21,620)	(18,964)
HPC hosting segment	(5,839)	(908)	(8,784)	(1,662)
Total segment profit (loss)	901	(1,571)	17,997	(729)
Other (2)	(19,516)	(6,341)	(27,128)	(14,551)
Operating loss	(18,615)	(7,912)	(9,131)	(15,280)
Interest expense, net	7,482	2,617	14,790	4,750
Loss on conversion of debt	25,410	—	33,612	—
Loss on change in fair value of debt	87,218	—	85,439	—
Loss on debt extinguishment	—	—	—	2,353
Net loss before income tax expenses	$(138,725)	$(10,529)	$(142,972)	$(22,383)
(1)The six months ended November 30, 2024 includes a $25 million gain on classification of held for sale related to the satisfaction of a contingency associated with the sale of the Garden City facility.
(2)Other includes corporate related items not allocated to reportable segments.
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Depreciation and amortization:
Data center hosting segment	$3,298	$4,365	$6,657	$7,564
Cloud services segment	21,733	8,782	51,951	13,290
HPC hosting segment	1,353	184	2,074	311
Other (1)	61	93	124	119
Total depreciation and amortization (2)	$26,445	$13,424	$60,806	$21,284
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	November 30, 2024	May 31, 2024
Data center hosting segment	$140,809	$145,222
Cloud services segment	389,898	374,216
HPC hosting segment	717,131	220,648
Total segment assets	1,247,838	740,086
Other (1)	295,331	22,781
Total assets	$1,543,169	$762,867
(1) Other includes corporate related items not allocated to reportable segments.
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
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Net loss	$(138,726)	$(10,529)	$(142,973)	$(22,383)
Net loss attributable to noncontrolling interest	—	—	—	(397)
Preferred dividends	$(629)	$—	$(673)	$—
Net loss attributable to Common Stockholders	$(139,355)	$(10,529)	$(143,646)	$(21,986)

Basic and diluted net loss per share attributable to common stockholders	$(0.66)	$(0.10)	$(0.80)	$(0.21)
Basic and diluted weighted average number of shares outstanding	209,560,339	109,663,030	179,119,398	105,067,375
As of November 30, 2024 and 2023, the Company had approximately 7.6 million and 8.5 million shares, respectively, of granted but unvested restricted stock and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of November 30, 2024, the Company had approximately 7.5 million shares associated with the Preferred Stock which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Additionally, the Company had approximately 6.3 million warrants outstanding as of November 30, 2024, which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
13.    Subsequent Events
Unit Purchase Agreement
On January 13, 2025, APLD HPC Holdings LLC (“APLDH”), an indirect wholly owned subsidiary of the Company, entered into a Unit Purchase Agreement (the “Unit Purchase Agreement” or “UPA”) for its HPC Hosting Business with MIP VI HPC Holdings, LLC, which is an affiliate of funds and investment vehicles managed by entities within Macquarie Asset Management (“MAM”). Pursuant to the terms of the UPA, MAM will invest up to $900 million to fund the equity portion of the construction costs for the Company’s 400 MW Ellendale, North Dakota datacenter campus (the “Ellendale Campus”), with the initial investment of $225 million payable at closing, and the remaining $675 million payable in

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2024
increments of $2.25 million for each executed lease of 1 MW of capacity. MAM also has a right to invest up to an additional $4.1 billion in future HPC development projects. MAM will receive preferred and common units for its investment. The common units represent fifteen percent (15%) of APLDH’s fully diluted common equity. The preferred units will accrue a dividend at a rate of 12.75% per annum, paid in stock or cash, at APLDH’s election, which will increase by 87.5 basis points on the fifth and sixth anniversaries of the closing, if still outstanding, and will carry a minimum 1.80x multiple of invested capital liquidation preference, inclusive of the value of the common equity. The closing is conditioned upon, among other things, APLDH executing a lease with a hyperscaler for the first 100 MW on the Ellendale Campus, in a form acceptable to MAM, the parties finalizing and executing a limited liability company agreement for APLDH (the “LLCA”), for the Company and APLDH to carry out an internal restructuring to segregate the HPC Hosting Business’ assets and liabilities before closing, as well as other customary closing conditions.
In addition, the Unit Purchase Agreement provides for the Company to issue to MAM at closing two warrants to purchase 4,458,069 shares each, for a total of 8,916,138 shares of the Company’s common stock at the exercise price of $8.29 per share. The common shares issuable upon exercise of the warrants are subject to customary registration rights pursuant to a registration rights agreement to be executed and delivered at closing. The LLCA is expected to contain customary provisions for transactions of this nature, including, for example, co-sale rights, transfer restrictions, governance rights, redemption rights, forced sale rights, and step-in rights.
Other than the event described above and the events described in Note 6 - Debt, Note 7 - Stockholders' Equity and Note 8 - Temporary Equity, there are no additional subsequent events through the date of issuance of these unaudited condensed consolidated financial statements which require adjustment or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. You can identify these forward-looking statements through our use of words such as “will,” “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions, or state other “forward-looking” information.
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
•our dependence on principal customers, including our ability to execute leases with key customers;
•the addition or loss of significant customers or material changes to our relationships with these customers;
•delays or denials of entitlements or permits, including zoning, siting, utility and other permits, or other delays resulting from requirements of public agencies and utility companies;
•our sensitivity to general economic conditions including changes in disposable income levels and consumer spending trends;
•our ability to timely and successfully build new hosting facilities with the appropriate contractual margins and efficiencies;
•our ability to continue to grow sales in our hosting business;
•volatility of cryptoasset prices; and
•uncertainties of cryptoasset regulation policy.
You should carefully review the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, which was filed with the SEC on August 30, 2024, as supplemented by the Risk Factors included in Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on November 5, 2024, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
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
Business Overview
We are a U.S. designer, developer, and operator of next-generation digital infrastructure across North America. We provide digital infrastructure solutions and Cloud services to the rapidly growing industries of High-Performance Computing

("HPC") and Artificial Intelligence ("AI"). We operate in three distinct business segments, Blockchain data center hosting (the "Data Center Hosting Business"), cloud services through a wholly-owned subsidiary (the "Cloud Services Business") and HPC data center hosting (the "HPC Hosting Business"), as further discussed below.
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
As of November 30, 2024, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota continue to operate at full capacity.
Cloud Services Business
Our Cloud Services Business provides high-performance computing power for artificial intelligence and machine learning applications. We believe that the pipeline to grow this segment remains robust. Near the end of the fiscal year 2024, equipment began generating revenue resulting in us recognizing $27.7 million and $53.6 million from this business segment during the three and six months ended November 30, 2024, respectively. We currently operate our Cloud Services Business in four states: Colorado, Minnesota, Nevada and Utah, by renting space at third party colocation centers and providing our customers with Company-owned equipment to generate revenue. As of November 30, 2024, this business segment had two customers and generated 43% of total revenue for the fiscal quarter ended November 30, 2024.
During the three months ended November 30, 2024, we renegotiated the majority of our computing equipment finance leases in the Cloud Services Business. As a result of the negotiations, we extended the amortization period on these computing equipment finance leases to 5 years, which is better aligned with their expected useful life. We anticipate commensurately reduced amortization expense in this segment going forward.
HPC Hosting Business
Our HPC Hosting Business designs, builds, and operates next-generation data centers, which are being designed to provide massive computing power and support to HPC applications within a cost-effective model. During the prior fiscal year, we broke ground on our first 100 MW HPC facility in Ellendale, North Dakota. The new 369,000-square-foot building is expected to provide ultra-low cost and highly efficient liquid-cooled infrastructure for HPC applications.
We continue negotiations with multiple US-based hyperscalers for a 400 MW capacity lease, inclusive of our current 100 MW facility under construction and two forthcoming buildings in Ellendale, North Dakota. We also are in advanced discussions with traditional financing counterparties to facilitate construction activities.
Management Updates
Effective October 15, 2024, Saidal Mohmand transitioned from his prior role of Executive Vice President of Finance to become the Chief Financial Officer of the Company, succeeding David Rench, who served as the Company’s Chief Financial Officer from March 2021 and who will continue with the Company in his new capacity as Chief Administrative Officer.
Debt and Equity Offerings and Changes to Equity
CIM Arrangement
On June 7, 2024, APLD Holdings 2 LLC (“APLD Holdings”), our subsidiary, entered into a promissory note (as amended, the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC (the “CIM Lender”). The CIM Promissory Note provides for an initial borrowing of $15 million, which was drawn on June 7, 2024, and subsequent borrowings of up to $110 million (the “Subsequent Tranches”), available subject to the satisfaction of certain conditions as outlined in the CIM Promissory Note. In addition to the initial borrowing, the CIM Promissory Note includes an accordion feature that allows for up to an additional $75 million of borrowings. Principal amounts repaid under the CIM Promissory Note will not be available for reborrowing. On August 11, 2024, we and the CIM Lender entered into a waiver agreement (the “Waiver Agreement”), whereby the CIM Lender agreed to waive the satisfaction of certain conditions for the subsequent borrowings, allowing us to draw an additional $20 million (net of original discount and fees) of borrowings under the CIM Promissory Note.
As consideration for the CIM Promissory Note, we agreed to issue to the CIM Lender warrants to purchase up to an aggregate of 9,265,366 shares of common stock. The warrants were issuable in two tranches, (i) for the purchase of up to 6,300,449 shares of common stock (the “Initial Warrants”), and (ii) for the purchase of up to 2,964,917 shares of common stock (the “Additional Warrants”). The Initial Warrants were issued on June 17, 2024 and the Additional Warrants were issued August 11, 2024 (as consideration for entry into the Waiver Agreement). During the quarter ended November 30,

2024, 7.0 million of the CIM Warrants were exercised in a cashless transaction for approximately 3.9 million shares of our common stock. As of November 30, 2024, approximately 2.3 million of Additional Warrants remain outstanding.
On October 8, 2024, we entered into the First Amendment to the Promissory Note and Waiver Agreement (the “CIM Amendment”) with the CIM Lender, which amended the CIM Promissory Note to, among other things, extend the availability period thereunder, and draw the remaining $20 million (net of original discount and fees) of borrowings of the Subsequent Tranches available under the CIM Promissory Note.
On November 27, 2024, in connection with the issuance of the Macquarie Promissory Note (as defined and described below) and the receipt by us of the proceeds related thereto, we repaid the CIM Promissory Note in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses.
Yorkville
During the fiscal year ended May 31, 2024, we entered into two prepaid advance agreements with YA II PN LTD (“YA Fund”) for promissory notes totaling $92.1 million (collectively, the “YA Notes”).
On October 29, 2024, we entered into certain amendments to the Prepaid Advance Agreement between us and YA Fund entered into on March 27, 2024 (the “March PPA”) and the promissory note issued in connection therewith (the “March Note”). The amendments (i) provided consent to the Convertible Notes (as defined below) offering and share repurchase transactions, and (ii) removed certain prior restrictions on redemption of the March Note before January 1, 2025.
As of November 30, 2024, an aggregate of $71.3 million of the YA Notes had been converted, in exchange for the issuance by us of 19.1 million shares of our common stock to YA Fund, and the aggregate principal amount outstanding under the March Note was $4.8 million. As YA Fund had converted the maximum amount of shares allowable under the Nasdaq rules and regulations, the remaining balance of $4.8 million was payable in cash. Subsequent to the quarter end, the Company repaid the $4.8 million in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses, as well as the $2.1 million Commitment Fee under the SEPA.
Convertible Notes
On November 4, 2024, we completed a private offering of 2.75% Senior Unsecured Convertible Notes due 2030 (the "Convertible Notes") to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate principal amount of Convertible Notes sold in the offering was $450 million, which included $75 million aggregate principal amount issued pursuant to the initial purchasers' fully exercised option. The Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025.
The net proceeds from the sale of the Convertible Notes were approximately $435.2 million after deducting the initial purchasers' discounts, commissions, and estimated offering expenses. We used approximately $84 million of the net proceeds to fund share repurchases of common stock in connection with the offering, including (i) $52.7 million to fund the cost of entering into prepaid forward repurchase transactions, and (ii) $31.3 million to repurchase shares of our common stock directly. Additionally, approximately $51.8 million was used to pay the cost of the capped call transactions, which have a cap price of $14.72. The remainder of the net proceeds will be used for general corporate purposes.
The initial conversion rate is 102.5 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.75 per share of common stock). Prior to March 1, 2030, the Convertible Notes are convertible only upon the occurrence of certain events. On or after March 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time. The Convertible Notes will be convertible into cash, shares of common stock, or a combination thereof, at our election, subject to certain restrictions.
Macquarie Promissory Note
On November 27, 2024, APLD ELN-02 Holdings LLC, our subsidiary, entered into a promissory note (the "Macquarie Promissory Note") with Macquarie Equipment Capital, Inc. for a loan of $150 million. The Macquarie Promissory Note has an 18-month term and bears interest at 0.25% per annum, with no commitment fee or original issue discount. The Macquarie Promissory Note is subject to an initial minimum return hurdle of 1.11x within the first four months that scales up to 1.35x over its term. As partial consideration for the Macquarie Promissory Note, we issued warrants to purchase up to 1,035,197 shares of common stock at an exercise price of $9.66 per share.
The proceeds from the Macquarie Promissory Note were used to repay in full and terminate the CIM Promissory Note as well as all of our obligations under the March Note. The refinancing eliminates the parent guarantee and removes encumbrances on assets of APLD Holdings 2, providing greater flexibility for future corporate and project-level debt financings. The new structure is limited to Ellendale HPC project assets and avoids a costly increase to the minimum return hurdle that would have taken effect on December 7, 2024, under the CIM Promissory Note. This strategic refinancing reduces our overall cost of capital for the Ellendale project while providing increased operational flexibility through the removal of parent guarantees and cross-collateralization requirements.

Increase In Authorized Shares
On November 20, 2024, we filed an amendment to our Articles of Incorporation, increasing the number of shares of common stock authorized for issuance to 400,000,000 shares and the number of shares of preferred stock authorized for issuance to 10,000,000 shares.
Roth Capital Partners LLC
On May 6, 2024, we began sales of common stock under an "at the market" sale agreement with Roth Capital Partners, LLC pursuant to which we could sell up to $25 million in aggregate proceeds of common stock. During the quarter ended August 31, 2024, we sold approximately 3.1 million shares for net proceeds of approximately $14.6 million with commission and legal fees related to the issuance of approximately $0.5 million. This offering was completed as of August 31, 2024.
At-the-Market Sales Agreement
On July 9, 2024, we entered into a Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (the “Sales Agreement”). Up to $125,000,000 of shares of our common stock may be issued if and when sold pursuant to the Sales Agreement. As of October 30, 2024, approximately 2.9 million shares of our common stock have been issued and sold under the Sales Agreement for approximate proceeds to us of $16.4 million net of issuance costs of $0.5 million. On October 30, 2024, we terminated its Sales Agreement with the Agents.
Garden City Release of Escrow Funds
On July 30, 2024, we announced that the conditional approval requirements related to the release of the escrowed funds from the sale of our Garden City hosting facility had been met. During the quarter ended August 31, 2024, we received the remaining $25 million of the purchase price, previously held in escrow pending such conditional approval.
SEPA
On August 28, 2024, we entered into a Standby Equity Purchase Agreement with YA Fund, as amended on August 29, 2024 (the “SEPA”). Pursuant to the SEPA, subject to certain conditions and limitations, we have the option, but not the obligation, to sell to YA Fund, and YA Fund must subscribe for, an aggregate amount of up to $250.0 million of common stock, at our request any time during the commitment period commencing on September 30, 2024, and terminating on the first day of the month following the 36-month anniversary of September 30, 2024. The shares of common stock issuable pursuant to the SEPA will be offered and sold pursuant to Section 4(a)(2) of the Securities Act.
In connection with the execution of the SEPA, we agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, we agreed to pay a commitment fee of $2,125,000 to YA Fund (the “Commitment Fee”), in the form of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to the date of the SEPA. On October 16, 2024, we entered into a letter agreement with YA Fund, whereby we agreed to satisfy our obligations with respect to the Commitment Fee in cash by increasing the principal amount due under the March Note in an equivalent amount, instead of issuing the Commitment Shares. The Commitment Fee has been paid in full subsequent to November 30, 2024 as part of our repayment of the March Note.

Series E Preferred Stock
On May 16, 2024, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for an offering (the “Series E Offering”) of up to 2,000,000 shares of our Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) (the “Series E Dealer Manager Agreement”). During the six months ended November 30, 2024, we closed on four offerings of the Series E Preferred Stock totaling 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million. The Series E Dealer Manager Agreement and the associated offering were terminated on August 9, 2024.
Series F Convertible Preferred Stock
On August 29, 2024, we entered into a securities purchase agreement (the “Series F Purchase Agreement”) with YA II PN, LTD. (“YA Fund”) for the private placement (the “Series F Offering”) of 53,191 shares of Series F Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series F Convertible Preferred Stock”), including 3,191 shares representing an original issue discount of 6%. The transaction closed on August 30, 2024, for total proceeds of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds.
Each outstanding share of Series F Convertible Preferred Stock is entitled to receive, in preference to our common stock, cumulative dividends (“Preferential Dividends”), payable quarterly in arrears, at an annual rate of 8.0% of $1,000 per share of Series F Convertible Preferred Stock (the “Series F Stated Value”). At our discretion, the Preferential Dividends shall be payable either in cash or in kind or accrue and compound in an amount equal to 8.0% multiplied by the Series F Stated Value. In addition, each holder of Series F Convertible Preferred Stock will be entitled to receive dividends equal to, on an as-converted to shares of our common stock basis, and in the same form as, dividends actually paid on shares of our common stock when, as, and if such dividends are paid on shares our common stock. The Series F Convertible Preferred Stock became convertible upon the receipt of shareholder approval on November 20,2024. We filed the Certificate of Designation of the Series F Convertible Preferred Stock with the Secretary of State of the State of Nevada on August 30, 2024.
Pursuant to the Series F Purchase Agreement, YA Fund executed an Irrevocable Proxy, dated August 30, 2024, appointing the Company as proxy to vote in all matters submitted to our stockholders for a vote of all shares of the Series F Preferred Stock beneficially owned, directly or indirectly, by YA Fund in accordance with the recommendation of our Board of Directors. The Irrevocable Proxy became effective upon the receipt of shareholder approval on November 20, 2024.
We and YA Fund also entered into a registration rights agreement (the “Series F Registration Rights Agreement”), pursuant to which we agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the shares, within 45 days of signing the Series F Registration Rights Agreement (subject to certain exceptions). On November 22, 2024, we filed a registration statement on Form S-1/A (File No. 333-282707) for the resale of the common stock issuable upon conversion of the Series F Convertible Preferred Stock, which was declared effective by the SEC on November 26, 2024.
Additionally, in connection with the Series F Offering, we agreed to eliminate the $16.0 million per month conversion limitation that existed in the aggregate across the YA Notes.
During the three months ended November 30, 2024, 10,191 shares of Series F Convertible Preferred Stock were converted into approximately 1.5 million shares of common stock. Subsequent to the quarter ended November 30, 2024, the remaining 43,000 shares of Series F Convertible Preferred Stock were converted into approximately 6.1 million shares of common stock.
Private Placement
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
We and the PIPE Purchasers also entered into a registration rights agreement (the “PIPE Registration Rights Agreement”), pursuant to which we agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the shares, within 30 days of signing the PIPE Registration Rights Agreement (subject to certain exceptions). On October 4, 2024, we filed a registration statement on Form S-1 (File No. 333-282518) with the SEC for the resale under the Securities Act by the PIPE Purchasers of the common stock issued pursuant to the PIPE Purchase Agreement, which was declared effective by the SEC on October 15, 2024.
Series E-1 Preferred Stock
On September 23, 2024, we entered into the Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for the offering of up to 62,500 shares of our Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $1,000 per share, pursuant to our Registration Statement on Form S-1, filed with the SEC on September 23, 2024. During the three months ended November 30, 2024, we closed on two offerings of the Series E-1 Redeemable Preferred Stock in which we issued and sold 6,359 shares for gross proceeds of $6.4 million. The Series E-1 Preferred Stock offering remains ongoing as of the date of this report.
Recent Developments
Management Update
On January 6, 2025, we welcomed Laura Laltrello as our Chief Operating Officer. As an inducement to Ms. Laltrello accepting this position, we granted her an employment inducement award of 600,000 RSUs, outside of the Company’s 2024 Omnibus Equity Incentive Plan, in accordance with Rule 5635(c)(4) of the Nasdaq Stock Market LLC.
Unit Purchase Agreement
On January 13, 2025, APLD HPC Holdings LLC (“APLDH”), our indirect wholly owned subsidiary, entered into a Unit Purchase Agreement (the “Unit Purchase Agreement” or “UPA”) for our HPC Hosting Business with MIP VI HPC Holdings, LLC, which is an affiliate of funds and investment vehicles managed by entities within Macquarie Asset Management (“MAM”). Pursuant to the terms of the UPA, MAM will invest up to $900 million to fund the equity portion of the construction costs for our 400 MW Ellendale, North Dakota datacenter campus (the “Ellendale Campus”), with the initial investment of $225 million payable at closing, and the remaining $675 million payable in increments of $2.25 million for each executed lease of 1 MW of capacity. MAM also has a right to invest up to an additional $4.1 billion in future HPC development projects. MAM will receive preferred and common units for its investment. The common units represent fifteen percent (15%) of APLDH’s fully diluted common equity. The preferred units will accrue a dividend at a rate of 12.75% per annum, paid in stock or cash, at APLDH’s election, which will increase by 87.5 basis points on the fifth and sixth anniversaries of the closing, if still outstanding, and will carry a minimum 1.80x multiple of invested capital liquidation preference, inclusive of the value of the common equity. The closing is conditioned upon, among other things, APLDH executing a lease with a hyperscaler for the first 100 MW on the Ellendale Campus, in a form acceptable to MAM, the parties finalizing and executing a limited liability company agreement for APLDH (the “LLCA”), for us and APLDH to carry out an internal restructuring to segregate the HPC Hosting Business’ assets and liabilities before closing, as well as other customary closing conditions.
In addition, the Unit Purchase Agreement provides that we will issue to MAM at closing two warrants to purchase 4,458,069 shares each, for a total of 8,916,138 shares of the Company’s common stock, at the exercise price of $8.29 per share. The common shares issuable upon exercise of the warrants are subject to customary registration rights pursuant to a registration rights agreement to be executed and delivered at closing. The LLCA is expected to contain customary provisions for transactions of this nature, including, for example, co-sale rights, transfer restrictions, governance rights, redemption rights, forced sale rights, and step-in rights.
The investment proceeds from MAM, will be used to complete the buildout of the Ellendale Campus, including our HPC 100 MW data center currently under construction (the “HPC Ellendale Facility”), repay the existing bridge debt, fund platform general and administrative expenses, and pay transaction expenses. The proceeds will also fund, in conjunction with anticipated project financing, a distribution to us of over an estimated $300 million, to recover a portion of our equity investment in the Ellendale Campus.

Results of Operations
Comparative Results for the Three and Six Months Ended November 30, 2024 and November 30, 2023:
The following table sets forth key components of the results of operations (in thousands) during the three and six months ended November 30, 2024 and November 30, 2023.

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Revenue:
Revenue	63,868	38,569	122,646	70,708
Related party revenue	—	3,634	1,926	7,819
Total revenue	63,868	42,203	124,572	78,527
Costs and expenses:
Cost of revenues	52,361	29,769	113,421	54,990
Selling, general and administrative (1)	29,789	20,266	44,129	36,437
Loss/(gain) on classification as held for sale (2)	192	—	(24,616)	—
Loss on abandonment of assets	141	—	769	—
Loss from legal settlement	—	80	—	2,380
Total costs and expenses	82,483	50,115	133,703	93,807
Operating loss	(18,615)	(7,912)	(9,131)	(15,280)
Interest expense, net (3)	7,482	2,617	14,790	4,750
Loss on conversion of debt	25,410	—	33,612	—
Loss on change in fair value of debt	87,218	—	85,439	—
Loss on extinguishment of debt	—	—	—	2,353
Net loss before income tax expenses	(138,725)	(10,529)	(142,972)	(22,383)
Income tax expense (benefit)	1	—	1	—
Net loss	(138,726)	(10,529)	(142,973)	(22,383)
Net loss attributable to noncontrolling interest	—	—	—	(397)
Preferred dividends	(629)	—	(673)	—
Net loss attributable to Common Stockholders	(139,355)	(10,529)	(143,646)	(21,986)

Basic and diluted net loss per share attributable to common stockholders	$(0.66)	$(0.10)	$(0.80)	$(0.21)
Basic and diluted weighted average number of shares outstanding	209,560,339	109,663,030	179,119,398	105,067,375

Adjusted Amounts (4)
Adjusted operating loss	$(5,082)	$(2,338)	$(19,406)	$(730)
Adjusted operating margin	(8)%	(6)%	(16)%	(1)%
Adjusted net loss attributable to Applied Digital Corporation	$(12,565)	$(4,955)	$(34,197)	$(5,083)
Adjusted net loss attributable to Applied Digital Corporation per diluted share	$(0.06)	$(0.05)	$(0.19)	$(0.05)
Other Financial Data (4)
EBITDA	$(104,798)	$5,536	$(67,376)	$4,224
as a percentage of revenues	(164)%	13%	(54)%	5%
Adjusted EBITDA	$21,363	$11,086	$41,355	$20,950
as a percentage of revenues	33%	26%	33%	27%
(1)Includes related party selling, general and administrative expense of $0.1 million and $0.2 million for the three months ended November 30, 2024 and November 30, 2023, respectively, and $0.1 million and $0.3 million for the six months ended November 30, 2024 and November 30, 2023, respectively. See Note 5 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility. See Note 10 - Commitments and Contingencies for further discussion.
(3)Includes related party interest expense of $0.7 million for the six months ended November 30, 2023. There was no related party debt outstanding during the six months ended November 30, 2024 and as such, no interest expense was incurred related to related party debt. See note Note 5 - Related Party Transactions for further discussion.
(4)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management’s Discussion and Analysis.
Commentary on Results of Operations Comparative Results for the Three Months Ended November 30, 2024 compared to the Three Months Ended November 30, 2023
Revenue
Revenue increased $25.3 million, or 66%, from $38.6 million for the three months ended November 30, 2023 to $63.9 million for the three months ended November 30, 2024, primarily driven by continued growth of our Cloud Services Business during the three months ended November 30, 2024 due to the deployment of additional GPU clusters.
Related party revenue decreased $3.6 million, or 100%, from $3.6 million for the three months ended November 30, 2023 to $0.0 million for the three months ended November 30, 2024, driven by certain related parties terminating their contracts during the first fiscal quarter of fiscal year 2025.
Cost of revenues
Cost of revenues increased $22.6 million, or 76%, from $29.8 million for the three months ended November 30, 2023 to $52.4 million for the three months ended November 30, 2024. The increase was primarily driven by the growth in the business as more facilities were energized and additional services were provided to customers compared to the three months ended November 30, 2023. The change in cost of revenues is categorized as follows:
•approximately $17.0 million increase in depreciation and amortization expense due to an increase in owned and leased assets in-service directly supporting revenue;
•approximately $4.2 million increase in lease and related expenses for the use of data center space to support our Cloud Services Business;
•approximately $3.1 million increase in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount; and
•approximately $1.1 million increase in other expenses directly attributable to generating revenue.
These increases were partially offset by approximately $2.8 million decrease in energy costs due to more favorable pricing during the three months ended November 30, 2024.
Selling, general and administrative expense
Selling, general and administrative expense increased $9.5 million, or 47%, from $20.3 million for the three months ended November 30, 2023 to $29.8 million for the three months ended November 30, 2024. The change in selling, general and administrative expense is categorized as follows:
•approximately $9.4 million increase in professional service expenses primarily related to legal services provided on discrete transactions and projects as well as general support of the business;
•approximately $3.2 million increase in personnel expenses for employee costs attributable to supporting the growth of the business; and
•approximately $2.5 million increase in lease and related expenses primarily for operating leases of data center space not yet being used to generate revenue.
These increases were partially offset by a $4.0 million decrease in depreciation and amortization primarily due to GPU cluster deployments, which are now revenue generating and as such, the depreciation and amortization is now captured as a part of cost of revenues. Also offsetting these increases was a $2.0 million decrease in stock-based compensation during the three months ended November 30, 2024 due to terminations during the period.

Interest expense, net
Interest expense, net increased $4.9 million, or 186%, from $2.6 million for the three months ended November 30, 2023 to $7.5 million for the three months ended November 30, 2024. The increase was primarily driven by an increase in finance leases and interest-bearing loans between periods.
Loss on conversion of debt
Loss on conversion of debt was $25.4 million for the three months ended November 30, 2024 due to the difference in fair value to the price at which the YA Notes were converted. There was no such activity recorded in the prior year comparative period.
Loss on change in fair value of debt
Loss on change in fair value of debt was $87.2 million for the three months ended November 30, 2024 primarily due to the change in fair value of the conversion option derivative of the 2.75% Senior Unsecured Convertible Note during the two week period in which the Company did not have sufficient authorized shares to settle such conversions fully in shares. The loss on change in fair value of debt was also driven by adjustments to the fair value of the YA Notes. There was no such activity recorded in the prior year comparative period.
Commentary on Results of Operations Comparative Results for the Six Months Ended November 30, 2024 compared to the Six Months Ended November 30, 2023
Revenue
Revenue increased $51.9 million, or 73%, from $70.7 million for the six months ended November 30, 2023 to $122.6 million for the six months ended November 30, 2024, primarily driven by continued growth of our Cloud Services Business due to the deployment of additional GPU clusters between periods.
Related party revenue decreased $5.9 million, or 75%, from $7.8 million for the six months ended November 30, 2023 to $1.9 million for the six months ended November 30, 2024, driven by certain related parties terminating their contracts during the first fiscal quarter of fiscal year 2025.
Cost of revenues
Cost of revenues increased by $58.4 million, or 106%, from $55.0 million for the six months ended November 30, 2023 to $113.4 million for the six months ended November 30, 2024. The increase was primarily driven by the growth in the business as more facilities were energized and more services were provided to customers compared to the six months ended November 30, 2023. The change in cost of revenues is categorized as follows:
•approximately $45.4 million increase in depreciation and amortization expense due to an increase in owned and leased assets directly supporting revenue;
•approximately $9.3 million increase in lease and related expenses for the use of data center space to support our Cloud Services Business;
•approximately $4.9 million increase in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount; and
•approximately $2.1 million increase in other expenses directly attributable to generating revenue.
These increases were partially offset by approximately $3.3 million decrease in energy costs due to more favorable pricing during the six months ended November 30, 2024.
Selling, general and administrative expense
Selling, general and administrative expense increased by $7.7 million, or 21%, from $36.4 million for the six months ended November 30, 2023 to $44.1 million for the six months ended November 30, 2024. The increase was primarily due to the overall growth in the business. The change in selling, general and administrative expense is categorized as follows:
•approximately $14.2 million increase in professional service expenses related to legal services provided on discrete transactions and projects as well as general support of the business;
•approximately $5.8 million increase in other expenses such as operating leases expense for data center space not yet being used to generate revenue;

•approximately $4.0 million increase in personnel expenses, related to an increase in salaries, wages and bonuses associated with the increase in headcount period over period; and
•approximately $0.5 million increase in other selling, general, and administrative expense such as insurance premiums and computer and software expenses.
These increases were partially offset by a decrease of approximately $10.8 million in stock-based compensation due to the cancellation of certain performance based awards as well as terminations during the period resulting in a reversal of the expense previously recognized for the associated awards. Also offsetting the increases was a decrease of approximately $5.9 million in depreciation and amortization expense due to additional owned and leased assets that are now being used to generate revenue for the six months ended November 30, 2024.
Gain on classification of held for sale
Gain on classification of held for sale was $24.6 million for the six months ended November 30, 2024. This was primarily due to the receipt of $25.0 million of funds released from escrow in association with the sale of our Garden City facility. This was partially offset by $0.4 million in loss on assets held for sale associated with writing down certain assets to their fair market value. There was no such activity recorded in the prior year comparative period.
Loss from Legal Settlement
Loss from legal settlement was $2.3 million for the six months ended November 30, 2023 primarily due to a settlement agreement entered into by the Company in respect to employment-related claims by a former executive. The terms of the settlement included payment to the claimant of $2.3 million. There were no such losses recorded in the current year comparative period.
Loss on abandonment of assets
Loss on abandonment of assets was $0.8 million for the six months ended November 30, 2024, driven by the write down of assets to their fair value upon disposal.
Interest expense, net
Interest expense, net increased $10.0 million, or 211%, from $4.8 million for the six months ended November 30, 2023 to $14.8 million for the six months ended November 30, 2024, primarily driven by increases in finance leases and debt obligations between periods.
Loss on conversion of debt
Loss on conversion of debt was $33.6 million for the six months ended November 30, 2024 due to the difference in fair value to the price at which the YA Notes were converted. There was no such activity recorded in the prior year comparative period.
Loss on change in fair value of debt
Loss on change in fair value of debt was $85.4 million for the six months ended November 30, 2024 primarily due to the change in fair value of the conversion option derivative of the 2.75% Senior Unsecured Convertible Note during the two week period in which the Company did not have sufficient authorized shares to settle such conversion fully in shares. The loss on change in fair value of debt was also driven by adjustments to the fair value of the YA Notes. There was no such activity recorded in the prior year comparative period.

Comparative Segment Data for the Three and Six Months Ended November 30, 2024 and November 30, 2023:
The following table sets forth our operating profit (loss) for each of our segments for the three and six months ended November 30, 2024 and November 30, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Segment profit (loss)
Data Center Hosting Business	$12,550	$10,896	$48,401	$19,897
Cloud Services Business	(5,810)	(11,559)	(21,620)	(18,964)
HPC Hosting Business	(5,839)	(908)	(8,784)	(1,662)
Total segment profit (loss)	$901	$(1,571)	$17,997	$(729)
Commentary on Segment Data Comparative Results for the Three Months Ended November 30, 2024 compared to the Three Months Ended November 30, 2023
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $1.7 million, or 15%, from a profit of $10.9 million for the three months ended November 30, 2023 to a profit of $12.5 million for the three months ended November 30, 2024. This increase was primarily due to operational performance improvements and favorable power prices.
Cloud Services Business
Operating Loss
Cloud Services Business operating loss decreased $5.7 million, from a loss of $11.6 million for the three months ended November 30, 2023 to a loss of $5.8 million for the three months ended November 30, 2024 primarily driven by increases in revenue due to the deployment of additional GPU clusters between periods, partially offset by increased amortization expense on finance leases of computing equipment, occupancy costs from operating leases, and an increase stock-based compensation expense attributable to the segment due to headcount increasing year over year.
HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss increased $4.9 million, or 543%, from a loss of $0.9 million for the three months ended November 30, 2023 to a loss of $5.8 million for the three months ended November 30, 2024. The loss was largely comprised of legal expenses incurred in connection with discrete projects, stock-based compensation expense, payroll, and amortization expense related to finance leases as we ramp up our HPC Hosting Business operations.
Commentary on Segment Data Comparative Results for the Six Months Ended November 30, 2024 compared to the Six Months Ended November 30, 2023
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $28.5 million, or 143%, from a profit of $19.9 million for the six months ended November 30, 2023 to a profit of $48.4 million for the six months ended November 30, 2024. This increase was primarily due to operational performance improvements and more favorable power pricing.
Cloud Services Business
Operating Loss
Cloud Services Business operating loss increased $2.7 million, from a loss of $19.0 million for the six months ended November 30, 2023 to a loss of $21.6 million for the six months ended November 30, 2024, primarily due to amortization expense on finance leases on computing equipment, occupancy costs from operating leases, and stock-based compensation expense as we ramp up our Cloud Services Business operations.

HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss increased $7.1 million, from a loss of $1.7 million for the six months ended November 30, 2023 to loss of $8.8 million for the six months ended November 30, 2024. The loss was largely comprised of legal expenses incurred in connection with discrete projects, stock-based compensation expense, payroll, and amortization expense related to finance leases as we ramp up our HPC Hosting Business operations.
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
These non-GAAP financial measures are provided as supplemental measures to our performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Further, these non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this Quarterly Report on Form 10-Q have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate our business.
Change in Presentation
Beginning in the third quarter of 2024, we updated our presentation of non-GAAP measures. As a result of this updated presentation, we no longer exclude start-up costs as an adjustment to Operating loss, Net loss attributable to Applied Digital Corporation, or EBITDA in our calculation of Adjusted operating loss, Adjusted net loss attributable to Applied Digital Corporation, Adjusted net loss attributable to Applied Digital Corporation per diluted share, and Adjusted EBITDA. EBITDA, Adjusted EBITDA, Adjusted operating loss, Adjusted net loss attributable to Applied Digital Corporation, and Adjusted net loss attributable to Applied Digital Corporation per diluted share are non-GAAP measures and are defined below.
Adjusted Operating Loss, Adjusted net loss attributable to Applied Digital Corporation, and Adjusted net loss attributable to Applied Digital Corporation per diluted share
“Adjusted Operating Loss” and “Adjusted net loss attributable to Applied Digital Corporation” are non-GAAP financial measures that represent operating loss and net loss attributable to Applied Digital Corporation, respectively. Adjusted Operating Loss is Operating loss excluding stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, non-recurring research and development expenses, loss on abandonment of assets, loss/(gain) on classification of held for sale, accelerated depreciation and amortization, loss on legal settlement, as well as other non-recurring expenses that Management believes are not representative of the Company’s expected ongoing costs. Adjusted net loss attributable to Applied Digital Corporation is Adjusted Operating Loss further adjusted for the loss on conversion of debt, loss on change in fair value of debt and loss on the extinguishment of debt. We define “Adjusted net loss attributable to Applied Digital Corporation per diluted share” as Adjusted net loss attributable to Applied Digital Corporation divided by weighted average diluted share count.

EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, research and development expenses, loss/(gain) on classification of held for sale, loss on abandonment of assets, loss on conversion of debt, loss on change in the fair value of debt, loss on extinguishment of debt, and legal settlement as well as other non-recurring expenses that Management believes are not representative of our expected ongoing costs.

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended		Six Months Ended
$ in thousands	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Adjusted operating loss
Operating loss (GAAP)	$(18,615)	$(7,912)	$(9,131)	$(15,280)
Stock-based compensation	3,308	4,799	236	10,440
Non-recurring repair expenses (1)	139	—	170	—
Diligence, acquisition, disposition and integration expenses (2)	8,780	525	11,667	535
Litigation expenses (3)	759	195	1,167	576
Research and development expenses (4)	—	—	36	184
Loss on abandonment of assets	142	—	769	—
Loss/(gain) on classification of held for sale	192	—	(24,616)	—
Accelerated depreciation and amortization (5)	—	24	45	177
Loss on legal settlement	—	80	—	2,380
Other non-recurring expenses (6)	213	(49)	251	258
Adjusted operating loss (Non-GAAP)	$(5,082)	$(2,338)	$(19,406)	$(730)
Adjusted operating margin	(8)%	(6)%	(16)%	(1)%

Adjusted net loss attributable to Applied Digital Corporation
Net loss attributable to Applied Digital Corporation (GAAP)	$(138,726)	$(10,529)	$(142,973)	$(21,986)
Stock-based compensation	3,308	4,799	236	10,440
Non-recurring repair expenses (1)	139	—	170	—
Diligence, acquisition, disposition and integration expenses (2)	8,780	525	11,667	535
Litigation expenses (3)	759	195	1,167	576
Research and development expenses (4)	—	—	36	184
Loss/(gain) on classification of held for sale	192	—	(24,616)	—
Accelerated depreciation and amortization (5)	—	24	45	177
Loss on abandonment of assets	142	—	769	—
Loss on conversion of debt (7)	25,410	—	33,612	—
Loss on change in fair value of debt (8)	87,218	—	85,439	—
Loss on extinguishment of debt	—	—	—	2,353
Loss on legal settlement	—	80	—	2,380
Other non-recurring expenses (6)	213	(49)	251	258
Adjusted net loss attributable to Applied Digital Corporation (Non-GAAP)	$(12,565)	$(4,955)	$(34,197)	$(5,083)
Adjusted net loss attributable to Applied Digital Corporation per diluted share (Non-GAAP)	$(0.06)	$(0.05)	$(0.19)	$(0.05)

EBITDA and Adjusted EBITDA
Net loss attributable to Applied Digital Corporation (GAAP)	$(138,726)	$(10,529)	$(142,973)	$(21,986)
Interest expense, net	7,482	2,617	14,790	4,750
Income tax expense	1	—	1	—
Depreciation and amortization (5)	26,445	13,448	60,806	21,460
EBITDA (Non-GAAP)	$(104,798)	$5,536	$(67,376)	$4,224
Stock-based compensation	3,308	4,799	236	10,440

Non-recurring repair expenses (1)	139	—	170	—
Diligence, acquisition, disposition and integration expenses (2)	8,780	525	11,667	535
Litigation expenses (3)	759	195	1,167	576
Research and development expenses (4)	—	—	36	184
Loss/(gain) on classification of held for sale	192	—	(24,616)	—
Loss on abandonment of assets	142	—	769	—
Loss on conversion of debt (7)	25,410	—	33,612	—
Loss on change in fair value of debt (8)	87,218	—	85,439	—
Loss on extinguishment of debt	—	—	—	2,353
Loss on legal settlement	—	80	—	2,380
Other non-recurring expenses (6)	213	(49)	251	258
Adjusted EBITDA (Non-GAAP)	$21,363	$11,086	$41,355	$20,950
(1)Represents costs incurred in the repair and replacement of equipment at our Ellendale data center hosting facility as a result of the previously disclosed power outage.
(2)Represents legal, accounting and consulting costs incurred in association with certain discrete transactions and projects.
(3)Represents non-recurring litigation expense associated with our defense of class action lawsuits and legal fees related to matters with certain former employees. We do not expect to incur these expenses on a regular basis.
(4)Represents specific non-recurring research and development activities related to our business expansion that we do not expect to incur on a regular basis.
(5)Represents the acceleration of expense related to assets that were abandoned by us due to operational failure or other reasons. Depreciation and amortization in this amount is included in Depreciation and Amortization expense within our calculation of EBITDA, and therefore is not added back as a management adjustment in our calculation of Adjusted EBITDA.
(6)Represents expenses that are not representative of our expected ongoing costs.
(7)Represents loss on conversion of debt due to the difference in fair value to the price at which the YA Notes were converted.
(8)Represents loss on change in fair value of debt due to the adjustments to the fair value of the 2.75% Senior Unsecured Convertible Notes, as well as adjustments to the fair value of the YA Notes.
Sources of Liquidity
As of November 30, 2024, we had unrestricted cash and cash equivalents of $286.2 million and negative working capital of $96.0 million, inclusive of assets held for sale. Historically, we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term and related party loans, issuance of common stock, preferred stock, convertible promissory notes, convertible bonds and debt facilities and the receipt of contractual deposits and revenue payments from customers.
See Note 6 - Debt in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans and other debt instruments.
On June 7, 2024, we entered into a promissory note with CIM Lender for borrowings up to $125 million and an accordion feature that allowed for up to an additional $75 million of borrowings. During the six months ended November 30, 2024, the total amount borrowed under the CIM Promissory Note was $125 million. On November 27, 2024, in connection with the Macquarie Promissory Note, we repaid the CIM Promissory Note in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses.
During the six months ended November 30, 2024, Applied Digital Cloud Corporation, our wholly-owned subsidiary, entered into two Simple Agreement for Future Equity (“SAFE”) agreements totaling $12.0 million with an investor.

During the six months ended November 30, 2024, under the “at the market” sale agreement with Roth Capital Partners, LLC, we sold approximately 3.1 million shares for net proceeds of approximately $14.6 million with commission and legal fees related to the issuance of approximately $0.5 million. This offering was completed as of August 31, 2024.
During the six months ended November 30, 2024, we closed on three offerings of the Series E Preferred Stock in which we sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million. The Series E Dealer Manager Agreement was terminated upon the termination of the Series E Preferred Stock offering on August 9, 2024.
On July 9, 2024, we entered into a Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which we may offer and sell, from time to time, through the Agents, up to $125,000,000 shares of our common stock. As of the date of this report, approximately 3.0 million shares of our common stock had been issued and sold under the Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. This offering is no longer active.
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
On September 5, 2024, we entered into the PIPE Purchase Agreement with the PIPE Purchasers, for the private placement of 49,382,720 shares of our common stock, par value $0.001 per share, at a purchase price of $3.24 per share, representing the last closing price of our common stock on the Nasdaq Global Select Market on September 4, 2024 for total gross proceeds to us of approximately $160 million, before deducting offering expenses.
On September 23, 2024, we entered into the Dealer Manager Agreement with the Dealer Manager pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for the offering of up to 62,500 shares of our Series E-1 Preferred Stock, at a price per share of $1,000 per share, pursuant to our Registration Statement on Form S-1, filed with the SEC on September 23, 2024. During the three months ended November 30, 2024, we closed on two offerings of the Series E-1 Redeemable Preferred Stock in which we issued and sold 6,359 shares for gross proceeds of $6.4 million. The Series E-1 Preferred Stock offering remains ongoing as of the date of this report.
On November 4, 2024, we completed a private offering of the Senior Unsecured Convertible Notes to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The aggregate principal amount of notes sold in the offering was $450 million, which includes $75 million aggregate principal amount issued pursuant to the initial purchasers' fully exercised option. The net proceeds from the sale of the Convertible Notes were approximately $435.2 million after deducting the initial purchasers' discounts and commissions and estimated offering expenses.
On November 27, 2024, APLD ELN-02 Holdings LLC, our subsidiary, entered into the Macquarie Promissory Note with Macquarie Equipment Capital, Inc. for a loan of $150 million. The proceeds from the Macquarie Promissory Note were used to repay in full and terminate the CIM Promissory Note as well as all obligations under the March Note.
As of November 30, 2024, an aggregate of $71.3 million of the YA Notes had been converted, in exchange for the issuance by us of 19.1 million shares of common stock to YA Fund, and the aggregate principal amount outstanding under the March Note was $6.9 million (consisting of the remaining principal amount of $4.8 million and the additional $2.1 million Commitment Fee), which was repaid in full subsequent to November 30, 2024, including all outstanding and unpaid principal, accrued interest, fees, and expenses.

During the six months ended November 30, 2024, we received $28.3 million in payments for future cloud services and $59.2 million in payments for future data center hosting services.
Funding Requirements
We have experienced net losses through the period ended November 30, 2024. Our transition to profitability is dependent on the successful operation of our three lines of business.
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
Summary of Cash Flows
The following table provides information about our net cash flow for the six months ended November 30, 2024 and November 30, 2023, respectively.

	Six Months Ended
$ in thousands	November 30, 2024	November 30, 2023
Net cash (used in) provided by operating activities	$(128,154)	$9,054
Net cash used in investing activities	(207,539)	(65,606)
Net cash provided by financing activities	618,584	47,611
Net increase (decrease) in cash and cash equivalents	282,891	(8,941)
Cash, cash equivalents, and restricted cash at beginning of year	31,688	43,574
Cash, cash equivalents, and restricted cash at end of period	$314,579	$34,633
Commentary on the change in cash flows between the Six Months Ended November 30, 2024 and Six Months Ended November 30, 2023
Operating Activities
The net cash (used in) provided by operating activities changed by $137.2 million, or 1515%, from net cash provided by operating activities of $9.1 million for the six months ended November 30, 2023 to net cash used in operating activities of $128.2 million for the six months ended November 30, 2024. The primary reasons for the change were a large increase in accounts payable, a decrease in revenue prepayments received relative to revenue earned during the six months ended November 30, 2024, as well as an increase in payments associated with our operating leases.
Investing Activities
The net cash used in investing activities increased by $141.9 million, from $65.6 million for the six months ended November 30, 2023 to $207.5 million for the six months ended November 30, 2024. This increase was primarily due to an increase in investments in property and equipment during the six months ended November 30, 2024 as our payments in the current periods for construction of the Ellendale, North Dakota data center hosting facilities outpaced the comparative period construction payments for the Garden City hosting facility and our HPC data centers. These increases were partially offset by the receipt of $25.0 million of funds that were released from escrow in association with the sale of our Garden City facility as well as a decrease in lease prepayments made for leases of hosting equipment to support our Cloud Services Business during the six months ended November 30, 2024.

Financing Activities
The net cash provided by financing activities increased by $571.0 million, or 1199%, from $47.6 million for the six months ended November 30, 2023 to $618.6 million for the six months ended November 30, 2024. The primary reasons for the change were the receipt of net proceeds from offerings of our common and preferred stock, a convertible bond offering and net debt proceeds, as well as the receipt of cash for equity in the Company. These increases were partially offset by an increase in debt repayments and the payment of debt financing and stock issuance costs as well as an increase in finance lease payments during the six months ended November 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of November 30, 2024, have concluded that our disclosure controls and procedures were not effective as of November 30, 2024, as a result of the material weaknesses in our internal control over financial reporting disclosed below.
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above that are in process, that occurred during the three months ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss. See discussion in “Note 10 - Commitments and Contingencies”.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in the Securities Lawsuit. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
On November 15, 2023, a derivative action was filed in the matter styled, Weich v. Cummins, et al., Case No. A-23-881629-C in the District Court of Clark County, Nevada (the “Derivative Lawsuit”). The Weich complaint named as defendants certain members of the Company’s Board of Directors and its Chief Executive Officer Wesley Cummins and purports to name the Company’s then Chief Financial Officer David Rench as a defendant. The complaint asserted claims for breach of fiduciary duties, corporate waste and unjust enrichment based upon allegations that the defendants caused or allowed the Company to make materially false and misleading statements regarding the Company’s business, operations, and compliance policies. Specifically, the complaint alleged that the Company overstated the profitability of the Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Board was not “independent” within the meaning of Nasdaq listing rules. On February 27, 2024, the derivative plaintiff filed an amended complaint asserting the same claims as the original complaint.
On June 5, 2024, following briefing and argument on the defendants’ motion to dismiss the Derivative Lawsuit, the Court entered an order granting the defendants’ motion without prejudice and dismissing all claims against all defendants, including the Company, on the grounds that the plaintiff failed to plead (1) demand futility as to each of plaintiff’s claims or (2) a claim for breach of fiduciary duty. The order dismissed all claims against all defendants, including the Company. The plaintiff can seek leave to file an amended complaint but to date has not done so.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended May 31, 2024, as supplemented by the Risk Factors included in Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on November 5, 2024 and incorporated herein by reference.

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
•delays or denials of entitlements or permits, including zoning, siting, utility and other permits, or other delays resulting from requirements of public agencies and utility companies;
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
•pandemics; and
•geological, construction, excavation and equipment problems.
In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully, our business may be adversely affected.
We have concentrated our operations in the state of North Dakota and, thus, are particularly exposed to the regulatory framework and changes in the regulatory environment, market conditions and natural disasters in that state.
We currently operate data centers in the state of North Dakota. The revenue we collected from operating these data centers was responsible for the majority of our revenue in the fiscal years ended May 31, 2024, and 2023. We are also in the process of constructing the HPC Ellendale Facility, which we expect to begin generating revenue in calendar year 2025. Consequently, our business operations and financial condition are particularly reliant on the performance of these data centers, which are all located in North Dakota.
As a result of the concentrated nature of our operations in this state, the operation of our business is particularly exposed to the regulatory framework, including but not limited to state utility permitting regulations, and changes in the regulatory environment, market conditions and natural disasters in the state, any of which may cause delays in the construction and operation of our data center facilities, including completion of the HPC Ellendale Facility, or prevent us from executing on our expansion strategy.
In addition, historically, North Dakota, through its regulatory and economic incentives, has encouraged Bitcoin mining companies to locate their operations in the state. As such, we face substantial competition in North Dakota for suitable Bitcoin mining data center sites and skilled workers. Conversely, if the regulatory and economic environment in North Dakota were to become less favorable to Bitcoin mining companies, including by way of increased taxes, and such Bitcoin mining companies would relocate out of the state, we could lose one or more of our data center hosting customers, which would have a material adverse effect on our business, financial condition and results of operations.

Although we are concurrently in negotiations with multiple hyperscalers for a lease of the HPC Ellendale Facility, we have not yet entered into any definitive lease documentation with any one of these parties and there can be no assurance that we will be able to do so in the future on terms favorable to us or at all.
Through our HPC Hosting Business, we design, construct and manage data centers tailored to support HPC applications and running AI workloads. We are currently building two HPC data centers. The first facility, which is nearing completion, is a 7.5 MW facility in Jamestown, North Dakota located adjacent to our 106 MW data center hosting facility. We also began construction of a 100 MW HPC data center in Ellendale, North Dakota, on land located adjacent to our existing 180 MW data center hosting facility, which is the first of three planned buildings on this site for a total of 400 MW of capacity. These facilities are being designed and purpose-built for GPUs, and will sit separate from our current buildings and host more traditional HPC applications.
The Company plans to lease these purpose-built data centers to one or more hyperscalers. We are concurrently negotiating and working closely with multiple hyperscalers on lease terms for the same premises.
We believe our Ellendale HPC data center is a unique asset, in that it is the largest data center of its kind and furthest along in construction compared to any other comparable data center, making it a market leader. The market for data centers is intensely competitive and we believe there is strong interest among tier-one hyperscalers to lease this data center. We intend to continue working with several hyperscalers toward entering into definitive, long term lease documentation. We intend to accept the proposal from the hyperscaler that we perceive to present the best opportunity to enhance value for the Company and our shareholders in a market relevant timeframe. Despite the significant work we have undertaken with respect to these negotiations, we cannot be certain that we will actually finalize lease documentation with any one of these hyperscalers with which we have engaged in negotiations to date, or at all. We therefore cannot give any assurance that we will enter into a lease for our Ellendale HPC data center on terms favorable to us, or at all, or generate any revenue from this data center. If we are unable to generate revenue from our Ellendale HPC data center, our business, financial condition and results of operations will be materially adversely affected.
We plan to lease these purpose-built data centers to one or more hyperscalers. We are concurrently negotiating and working closely with multiple hyperscalers on lease terms for the same premises.
We believe our HPC Ellendale Facility is a unique asset, in that it is the largest data center of its kind and furthest along in construction compared to any other comparable data center, making it a market leader. The market for data centers is intensely competitive and we believe there is strong interest among tier-one hyperscalers to lease this data center. We intend to continue working with several hyperscalers toward entering into definitive, long term lease documentation. We intend to accept the proposal from the hyperscaler that we perceive to present the best opportunity to enhance value for the Company and our shareholders in a market relevant timeframe. Despite the significant work we have undertaken with respect to these negotiations, we cannot be certain that we will actually finalize lease documentation with any one of these hyperscalers with which we have engaged in negotiations to date, or at all. We therefore cannot give any assurance that we will enter into a lease for our HPC Ellendale Facility on terms favorable to us, or at all, or generate any revenue from this data center. If we are unable to generate revenue from our HPC Ellendale Facility, our business, financial condition and results of operations will be materially adversely affected.
We are subject to risks associated with our need for significant electrical power.
Our operations require significant amounts of electrical power and we anticipate our demand for electrical power will continue to grow as we begin to operate the HPC Ellendale Facility. The fluctuating price of electricity required for our operations and to power our expansion may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.
Furthermore, we currently have a minimum commitment of approximately $61.1 million related to the energy services agreement for our Jamestown, North Dakota co-hosting facility payable over the remaining term of the services agreement of approximately 2.2 years as of November 30, 2024. Any delay or failure to make timely payments under this agreement could risk the operation of our Jamestown, North Dakota co-hosting facility, which would have a material adverse effect on our business.
Additionally, our operations could be materially adversely affected by prolonged power outages. Although certain critical functions of our facilities may be powered by backup generators on a temporary basis, it may not be feasible or cost-effective to run on back-up power generators for extended periods of time. Therefore, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected.

We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.
We expect to continue to expand our data center footprint. In connection with our expansion plans, we may be required to commit significant operational and financial resources, but there can be no guarantee we will have sufficient customer demand in those markets to support the data centers once they are built. This risk may be greater in a market where we have not operated previously. Once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. Consequently, if any of our properties have significant vacancies for an extended period of time, our results of operations and business and financial condition will be adversely affected, the impact of which could be material. In addition, unanticipated technological changes could affect customer requirements for data centers, and we may not have built such requirements into our new data centers. If any of these developments or contingencies were to occur, it could make it difficult for us to realize expected or reasonable returns on our investments.
Our anticipated partnership with MAM is subject to closing conditions and no assurance can be given that those closing conditions will be met and the transactions contemplated by the Unit Purchase Agreement will be consummated.
On January 13, 2025, APLDH entered into the Unit Purchase Agreement with the Purchaser. Pursuant to the terms of the Unit Purchase Agreement, at the Closing, APLDH will issue perpetual preferred equity units and common equity units for an initial investment by MAM of $225 million payable to APLDH at the Closing. The Closing is conditioned upon, among other things:
•the negotiation and execution of the limited liability company agreement for APLDH which, among other things, shall (i) set forth the Purchaser’s right to invest an additional $675 million to fund the development of the remaining 300 MW of the Ellendale Campus following execution of leases approved by the Purchaser within 15 months of Closing, and (ii) set forth the Purchaser’s right to invest up to an additional $4.1 billion on the same terms of the Preferred Units (as defined in the Unit Purchase Agreement) to provide a portion of the equity financing for future HPC datacenter development projects presented to the Purchaser by APLDH during the 30 months following the Closing; a corporate services agreement between the Company, APLDH and the Purchaser and a management incentive plan for APLDH;
•the execution of a lease with a hyperscaler for the first 100 MW on the HPC Ellendale Facility, in a form acceptable to the Purchaser; and
•the Company and APLDH carrying out an internal restructuring to segregate the HPC Hosting Business’ assets and liabilities before Closing from the rest of the Company’s assets and liabilities.
No assurance can be given that the parties will successfully negotiate the terms of the foregoing documents, or that APLDH will enter into any such lease or that any such lease would be on terms acceptable to MAM. If the parties do not enter into each of the foregoing documents in form and substance mutually satisfactory to the parties, on or before February 15, 2025, then either MAM or APLDH may terminate the Unit Purchase Agreement, with no further liability to the other (other than the reverse termination fee of $11.25 million payable by MAM under certain specified circumstances, including if the Closing does not occur by July 13, 2025), in which case, the Closing will not occur,.
Any delay in Closing could cause us to not realize some or all of the anticipated benefits of the transactions contemplated by the Unit Purchase Agreement when expected, if at all. If the Unit Purchase Agreement is not consummated, we could be subject to a number of risks that may adversely affect our business and operating results, including, among other things:
•we may be unable to repay project-level debt and recover equity investment in the Ellendale Campus;
•we may need to negotiate other financing options for the HPC Ellendale Campus and/or our HPC data center pipeline;
•our stock price could decline, to the extent it reflects an assumption that Closing will occur;
•our incurrence of significant costs that we would be unable to recoup;
•and negative publicity resulting from the failure to close the Unit Purchase Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
During the three months ended November 30, 2024, there were no other unregistered sales of our securities except as previously reported in our Current Reports on Form 8-K.

(c) Issuer Purchases of Equity Securities
The following table sets forth information regarding our purchases of shares of our common stock during the quarter ended November 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share
September 1, 2024 through September 30, 2024	̶	̶
October 1, 2024 through October 31, 2024	̶	̶
November 1, 2024 through November 30, 2024	4,258,397 (1)	$7.36
Total	4,258,397 (1)
(1)In addition to the purchase of shares of common stock reflected in the above table, on October 30, 2024, in connection with the Senior Unsecured Convertible Notes offering, with an effective date of November 4, 2024, we entered into a transaction with a forward counterparty thereto (the “Counterparty”) pursuant to which, on or before November 3, 2025, the Counterparty is obligated to deliver to us an aggregate of 7,165,300 shares of our common stock (the “Prepaid Forward Transaction”). On October 30, 2024, in connection with the Prepaid Forward Transaction, we paid the Counterparty approximately $52.7 million, which equates to $7.36 per share of common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended November 30, 2024, David Rench, our Chief Administrative Officer, adopted a Rule 10b5-1 plan providing for the sale of up to 60,000 shares of the Company’s common stock. Pursuant to this plan, Mr. Rench may sell shares of common stock beginning on March 15, 2025, subject to the terms of the agreement, and the plan terminates on December 31, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Except as provided above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K), during the fiscal quarter ended November 30, 2024.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series E-1 Preferred Stock filed with the Secretary of State of the State of Nevada on November 8, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 14, 2024).

3.2
Certificate of Amendment, dated November 20, 2024, to Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 21, 2024).

3.3
Certificate, Amendment or Withdrawal of Designation, relating to the Series A Preferred Stock, filed with the Secretary of State of Nevada on October 21, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on October 24, 2024).

3.4
Certificate, Amendment or Withdrawal of Designation, relating to the Series B Preferred Stock, filed with the Secretary of State of Nevada on October 21, 2024 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on October 24, 2024).

3.5
Certificate, Amendment or Withdrawal of Designation, relating to the Series D Preferred Stock, filed with the Secretary of State of Nevada on October 21, 2024 (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K, filed with the SEC on October 24, 2024).

4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2024).
10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2024).
10.2	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 10, 2024).
10.3
Dealer Manager Agreement, dated as of September 23, 2024, by and between the Company and Preferred Capital Securities, LLC (Incorporated by reference to Exhibit 10.70 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 23, 2024).

10.4
Amended and Restated Services Agreement, by and between Applied Digital Corporation and Preferred Shareholder Services, LLC (Incorporated by reference to Exhibit 10.71 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 23, 2024).

10.5
First Amendment to Promissory Note and Waiver Agreement, dated October 8, 2024, by and between APLD Holdings 2 LLC and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2024).

10.6†
Mohmand Offer Letter, dated October 11, 2014, between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.7*†	Restricted Stock Unit Award Agreement, dated October 17, 2024, between Applied Digital Corporation and Saidal Mohmand.
10.8†
Amendment No. 2 to Executive Employment Agreement, dated October 15, 2024, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.9†
Executive Employment Agreement, dated October 10, 2024, by and between the Company and Wes Cummins (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.10*	Letter Agreement, dated October 16, 2024, between Applied Digital Corporation and YA II PN LTD.
10.11†	Restricted Stock Unit Award Agreement, dated October 10, 2024, between Applied Digital Corporation and Wes Cummins.
10.12	Form of Prepaid Forward Confirmation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2024).
10.13	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 5, 2024).

10.14†
Offer Letter, dated November 15, 2024, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024).

10.15*†	Restricted Stock Unit Award Agreement, dated November 15, 2024, between Applied Digital Corporation and David Rench.
10.16	Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.17	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.18	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.19	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.20	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.21	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.22***
Promissory Note, dated November 27, 2024, issued by APLD ELN-02 Holdings LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.23
Limited Parent Guarantee, dated November 27, 2024, issued by APLD Holdings 2 LLC in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.24^
Guarantee and Collateral Agreement, dated November 27, 2024, by and among APLD ELN-02 Holdings LLC, APLD ELN-02 LLC, APLD ELN-02 A LLC, APLD ELN-02 B LLC, APLD ELN-02 C LLC and Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.25
Pledge Agreement, dated November 27, 2024, issued by APLD Holdings 2 LLC in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2024).

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
* Filed herewith.
** Furnished herewith.
*** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
† Management compensatory agreement.
^ The schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on January 14, 2025.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins
Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ Saidal Mohmand
Name: Saidal Mohmand
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)