Form 10-Q
period 2025-02-28
Applied Digital Corp.
filed 2025-04-14
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
As of April 11, 2025, 224,717,713 shares of common stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of February 28, 2025 and May 31, 2024 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2025 and February 29, 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the three and nine months ended February 28, 2025 and February 29, 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2025 and February 29, 2024 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51

Part II - Other Information

Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		57

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	February 28, 2025	May 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$68,743	$3,339
Restricted cash:
Funds for construction	154,139	—
Letters of credit	31,342	21,349
Accounts receivable	14,619	3,847
Prepaid expenses and other current assets	5,416	1,343
Current assets held for sale	—	384
Total current assets	274,259	30,262
Property and equipment, net	1,002,206	340,381
Operating lease right of use assets, net	153,434	153,611
Finance lease right of use assets, net	235,203	218,683
Other assets	42,245	19,930
TOTAL ASSETS	$1,707,347	$762,867

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$170,517	$116,117
Accrued liabilities	19,268	26,282
Current portion of operating lease liability	27,496	21,705
Current portion of finance lease liability	140,135	107,683
Current portion of debt	10,138	10,082
Current portion of debt, at fair value	—	35,836
Customer deposits	16,125	13,819
Related party customer deposits	—	1,549
Deferred revenue	4,879	37,674
Related party deferred revenue	—	1,692
Due to customer	4,807	13,002
Other current liabilities	216	96
Total current liabilities	393,581	385,537
Long-term portion of operating lease liability	104,679	109,740
Long-term portion of finance lease liability	32,232	63,288
Long-term debt	678,988	79,472
Total liabilities	1,209,480	638,037
Commitments and contingencies (Note 10)
Temporary equity
Series E preferred stock, $0.001 par value, 2,000,000 shares authorized, 301,673 shares issued and outstanding at February 28, 2025, and no shares authorized, issued or outstanding at May 31, 2024	6,932	—
Series E-1 preferred stock, $0.001, 62,500 shares authorized, 39,763 shares issued and outstanding at February 28, 2025, and no shares authorized, issued or outstanding at May 31, 2024	36,287	—
Stockholders' equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 233,682,359 shares issued and 224,391,160 shares outstanding at February 28, 2025, and 144,083,944 shares issued and 139,051,142 shares outstanding at May 31, 2024	230	144
Treasury stock, 9,291,199 shares at February 28, 2025 and 5,032,802 shares at May 31, 2024, at cost	(31,400)	(62)
Additional paid in capital	914,336	374,738
Accumulated deficit	(428,518)	(249,990)
Total stockholders’ equity attributable to Applied Digital Corporation	454,648	124,830
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,707,347	$762,867
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenue:
Revenue	$52,921	$40,284	$175,567	$110,993
Related party revenue	—	3,064	1,926	10,883
Total revenue	52,921	43,348	177,493	121,876
Costs and expenses:
Cost of revenues	49,141	47,061	162,562	102,051
Selling, general and administrative (1)	22,723	30,020	66,852	66,456
Loss/(gain) on classification of held for sale (2)	—	21,723	(24,616)	21,723
Loss on abandonment of assets	—	—	769	—
Loss on legal settlement	—	—	—	2,380
Total costs and expenses	71,864	98,804	205,567	192,610
Operating loss	(18,943)	(55,456)	(28,074)	(70,734)
Interest expense, net (3)	8,897	4,770	23,687	9,522
Loss on conversion of debt	—	—	33,612	—
Loss on change in fair value of debt	—	—	85,439	—
Loss on change in fair value of related party debt	—	2,612	—	2,612
Loss on extinguishment of debt	1,177	—	1,177	—
Loss on extinguishment of related party debt	—	—	—	2,353
Loss on change in fair value of warrants	6,421	—	6,421	—
Net loss before income tax expenses	(35,438)	(62,838)	(178,410)	(85,221)
Income tax expense	117	—	118	—
Net loss	(35,555)	(62,838)	(178,528)	(85,221)
Net loss attributable to noncontrolling interest	—	—	—	(397)
Preferred dividends	(540)	—	(1,213)	—
Net loss attributable to common stockholders	$(36,095)	$(62,838)	$(179,741)	$(84,824)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.52)	$(0.93)	$(0.77)
Basic and diluted weighted average number of shares outstanding	222,454,578	121,426,622	193,405,721	110,500,556
(1)Includes related party selling, general and administrative expense of $0.1 million and $0.1 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $0.2 million and $0.5 million for the nine months ended February 28, 2025 and February 29, 2024, respectively. See Note 5 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the nine months ended February 28, 2025. The three and nine months ended February 29, 2024 includes $21.7 million loss on classification of held for sale related to the sale of the Garden City facility.
(3)There was no related party debt outstanding during the three and nine months ended February 28, 2025 and as such, no interest expense was incurred related to related party debt. For the three and nine months ended February 29, 2024, amounts include related party interest expense of $0.2 million and $0.8 million, respectively.
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended February 28, 2025 and February 29, 2024
(In thousands, except share data)

	Temporary Equity						Permanent Equity
	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, November 30, 2024	301,673	$6,932	43,000	$43,000	6,359	$5,850	225,846,268	$222	(9,291,199)	$(31,400)	$858,713	$(392,963)	$434,572
Issuance of common stock from stock plans	—	—	—	—	—	—	641,585	1	—	—	(1)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	—	—	—	(2,970)	—	(2,970)
Issuance of warrants, at fair value	—	—	—	—	—	—	—	—	—	—	6,471	—	6,471
Conversion of warrants	—	—	—	—	—	—	1,051,651	1	—	—	(1)	—	—
Preferred Series E-1 Stock, net of issuance costs	—	—	—	—	33,404	30,437	—	—	—	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	—	—	—	—	—	(540)	—	(540)
Conversion of preferred stock	—	—	(43,000)	(43,000)	—	—	6,142,855	6	—	—	42,994	—	43,000
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	9,691	—	9,691
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(35,555)	(35,555)
Balance, February 28, 2025	301,673	$6,932	—	$—	39,763	$36,287	233,682,359	$230	(9,291,199)	$(31,400)	$914,336	$(428,518)	$454,648

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Total Equity
	Shares	Amount	Shares	Amount
Balance, November 30, 2023	122,734,060	$123	(5,001,728)	$(62)	$278,299	$(122,702)	$155,658	$155,658
Shares issued in offering, net of costs	4,158,243	4	—	—	23,076	—	23,080	23,080
Issuance of common stock from stock plans	594,634	—	—	—	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(606)	—	(606)	(606)
Share cancellations	—	—	(67,370)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,194	—	3,194	3,194
Net loss	—	—	—	—	—	(62,838)	(62,838)	(62,838)
Balance, February 29, 2024	127,486,937	$127	$(5,069,098)	$(62)	$303,963	$(185,540)	$118,488	$118,488

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Nine Months ended February 28, 2025 and February 29, 2024
(In thousands, except share data)

	Temporary Equity						Permanent Equity
	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2024	—	$—	—	$—	—	$—	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830
Shares issued in offering, net of costs	—	—	—	—	—	—	55,506,938	55	—	—	180,763	—	180,818
Issuance of common stock from stock plans	—	—	—	—	—	—	1,908,764	3	—	—	(3)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	—	—	—	(2,970)	—	(2,970)
Conversions of debt	—	—	—	—	—	—	19,050,204	19	—	—	104,926	—	104,945
Issuance of shares	—	—	—	—	—	—	628,541	1	—	—	518	—	519
Issuance of warrants, at fair value	—	—	—	—	—	—	—	—	—	—	50,586	—	50,586
Conversion of warrants	—	—	—	—	—	—	4,905,256	5	—	—	(5)	—	—
Preferred Series E Stock, net of issuance costs	301,673	6,932	—	—	—	—	—	—	—	—	6	—	6
Preferred Series F Stock, net of issuance costs	—	—	53,191	48,350	—	—	—	—	—	—	—	—	—
Preferred Series F Stock issuance costs	—	—	—	—	—	—	—	—	—	—	(4,841)	—	(4,841)
Preferred Series E-1 Stock, net of issuance costs	—	—	—	—	39,763	36,287	—	—	—	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	—	—	—	—	—	(1,213)	—	(1,213)
Conversion of preferred stock	—	—	(53,191)	(48,350)	—	—	7,598,712	7	—	—	53,184	—	53,191
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	10,233	—	10,233
Share repurchase	—	—	—	—	—	—	—	(4)	(4,258,397)	(31,338)	—	—	(31,342)
Purchase of capped call options	—	—	—	—	—	—	—	—	—	—	(51,750)	—	(51,750)
Purchase of prepaid forward contract	—	—	—	—	—	—	—	—	—	—	(52,736)	—	(52,736)
Reclass of conversion option	—	—	—	—	—	—	—	—	—	—	252,900	—	252,900
Net loss	—	—	—	—	—	—	—	—	—	—	—	(178,528)	(178,528)
Balance, February 28, 2025	301,673	$6,932	—	$—	39,763	$36,287	233,682,359	$230	(9,291,199)	$(31,400)	$914,336	$(428,518)	$454,648

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, May 31, 2023	100,927,358	$101	(5,001,728)	$(62)	$160,194	$(100,716)	$59,517	$10,162	$69,679
Shares issued in offering, net of costs	18,945,841	20	—	—	120,982	—	121,002	—	121,002
Issuance of common stock from stock plans	6,129,471	5	—	—	(5)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(606)	—	(606)	—	(606)
Share cancellations	—	—	(67,370)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,634	—	13,634	—	13,634
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Net loss	—	—	—	—	—	(84,824)	(84,824)	(397)	(85,221)
Balance, February 29, 2024	127,486,937	$127	(5,069,098)	$(62)	$303,963	$(185,540)	$118,488	$—	$118,488
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	February 28, 2025	February 29, 2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(178,528)	$(85,221)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	79,540	47,664
Stock-based compensation	10,233	13,634
Lease expense	23,911	6,708
Loss on extinguishment of debt	1,177	—
Loss on extinguishment of related party debt	—	2,353
Loss on legal settlement	—	2,380
Amortization of debt issuance costs	11,515	498
Loss/(gain) on classification of held for sale	(24,616)	21,723
Loss on change in fair value of related party debt	—	2,612
Loss on conversion of debt	33,612	—
Loss on change in fair value of debt	85,439	—
Loss on abandonment of assets	769	—
Loss on change in fair value of warrants issued	6,421	—
Changes in operating assets and liabilities:
Accounts receivable	(10,722)	(143)
Prepaid expenses and other current assets	(4,072)	(4,115)
Customer deposits	2,306	(150)
Related party customer deposits	(1,549)	—
Deferred revenue	(32,795)	15,953
Related party deferred revenue	(1,692)	(237)
Accounts payable	(88,378)	55,463
Accrued liabilities	(12,319)	5,811
Due to customer	(8,195)	—
Lease assets and liabilities	(13,557)	(35,674)
Other assets	(757)	(3,921)
CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES	(122,257)	45,338
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(483,340)	(84,437)
Proceeds from satisfaction of contingency on sale of assets	25,000	—
Finance lease prepayments	(4,840)	(35,132)
Purchases of investments	(2,498)	(390)
CASH FLOW USED IN INVESTING ACTIVITIES	(465,678)	(119,959)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(93,992)	(27,527)
Borrowings of long-term debt	650,000	8,422
Borrowings of related party debt	—	23,000
Repayments of long-term debt	(290,535)	(6,764)
Repayment of related party debt	—	(45,500)
Payment of deferred financing costs	(42,903)	—
Tax payments for restricted stock upon vesting	(2,970)	(606)
Proceeds from issuance of common stock	191,590	121,237
Common stock issuance costs	(10,253)	(235)
Proceeds from issuance of preferred stock	100,489	—
Preferred stock issuance costs	(8,914)	—
Dividends issued on preferred stock	(1,213)	—
Proceeds from issuance of SAFE agreement included in long-term debt	12,000	—
Repurchase of shares	(31,342)
Proceeds from convertible notes	450,000	—
Purchase of capped call options	(51,750)	—
Purchase of prepaid forward contract	(52,736)	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	817,471	72,027
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	229,536	(2,594)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	31,688	43,574
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$261,224	$40,980
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2025	February 29, 2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$54,855	$9,121
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$20,280	$95,018
Finance right-of-use assets obtained by lease obligation	$106,754	$219,268
Property and equipment in accounts payable and accrued liabilities	$142,787	$41,100
Conversion of debt to common stock	$104,945	$—
Extinguishment of non-controlling interest	$—	$9,765
Loss on legal settlement	$—	$2,300
Conversion of preferred stock to common stock	$53,191	$—
Cashless exercise of warrants	$5	$—
Issuance of warrants, at fair value	$50,586	$—

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025

1.    Business and Organization
Applied Digital Corporation (the “Company”) is a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers. The Company has three reportable segments. Financial information for each segment is contained in “Note 11 - Business Segments.”
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
For the Three and Nine Months Ended February 28, 2025
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
The Cloud Services Business primarily operates through our wholly-owned subsidiary, Applied Digital Cloud Corporation, and provides cloud services to customers at third party colocation centers located in Colorado, Minnesota, Nevada and Utah, such as artificial intelligence and machine learning developers, to develop their advanced products. Customers pay a fixed rate to the Company in exchange for an energized space supported by Company-provided equipment.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures and plans to adopt this pronouncement beginning with our fiscal year beginning June 1, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this ASU on its financial statement presentation and disclosures and plans to adopt this pronouncement beginning with our fiscal year beginning June 1, 2027.
Reclassifications
Income Statement
We have reclassified certain prior period amounts in our unaudited condensed consolidated statements of operations to conform to our current period presentation. Specifically, we have reclassified certain amounts of “Selling, general and administrative” expenses to “Interest expense, net.” We have also condensed the presentation of segment revenue into a single “Revenue” caption as segment disclosures are presented in Note 11 - Business Segments.
These reclassifications had no impact on reported net loss, cash flows, or total assets and liabilities.
Cash, Cash Equivalents, and Restricted Cash
The Company’s restricted cash balances consist of funds for construction and letters of credit.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
The funds for construction are held in a construction reserve account to fund the construction of the Company’s 400 MW Ellendale, North Dakota data center campus (the “Ellendale Campus”), in accordance with the SMBC Credit Agreement (as defined below). See further discussion in Note 6 - Debt.
Additionally, the Company has restricted cash related to its letters of credit totaling $38.3 million presented on our unaudited condensed consolidated balance sheets within restricted cash and other assets. The Company is required to keep these balances, which are held in money market funds, in separate accounts for the duration of the letter of credit agreements, which have terms of up to two years. The letters of credit were issued in lieu of security deposits. The Company considers the money market funds to be Level 1 which the Company believes approximates fair value.
Cash, cash equivalents, and restricted cash within the unaudited condensed consolidated balance sheets that are included in the unaudited condensed consolidated statements of cash flows as of February 28, 2025 and May 31, 2024 were as follows (in thousands):

	February 28, 2025	May 31, 2024
Cash and cash equivalents	$68,743	$3,339
Restricted cash - funds for construction	154,139	—
Restricted cash - letters of credit	31,342	21,349
Restricted cash included in other assets	7,000	7,000
Total cash, cash equivalents, and restricted cash	$261,224	$31,688
Liquidity
The Company had a working capital deficit of $119.3 million as of February 28, 2025 which raised substantial doubt about the Company's ability to continue as a going concern. Historically, we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuances of common stock, preferred stock, convertible promissory notes, senior unsecured convertible notes, debt facilities and the receipt of contractual deposits and revenue payments from customers.
The Company has the ability and intent to sell additional shares of Series E-1 Preferred Stock which would generate proceeds of approximately $12.0 million. Also, as disclosed in “Note 13 - Subsequent Events”, the Board of Directors has approved the potential sale of the Cloud Services Business, which will reclassify certain non-current assets and long-term liabilities on the balance sheet to current assets and current liabilities and will result in a net working capital surplus of $117.6 million.
Finally, the Company has the ability to modify the timing of its capital spending and extend its payment terms with vendors, if necessary.
Based on the above analysis, the Company believes the substantial doubt to continue as a going concern for at least 12 months from the date these financial statements were issued is reasonably alleviated.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
3.    Property and Equipment
Property and equipment consisted of the following as of February 28, 2025 and May 31, 2024 (in thousands):

	Estimated Useful Life	February 28, 2025	May 31, 2024
Networking equipment, electrical equipment, and software	5 years	$33,624	$32,517
Electric generation and transformers	15 years	9,953	9,933
Land and building
Building	39 years	109,077	103,990
Land		19,617	6,205
Land improvements	15 years	1,380	1,380
Leasehold improvements	3 years - 7 years	1,142	1,051
Construction in progress		838,533	190,162
Other equipment and fixtures	5 years - 7 years	12,303	9,552
Total cost of property and equipment		1,025,629	354,790
Accumulated depreciation		(23,423)	(14,409)
Property and equipment, net		$1,002,206	$340,381
Depreciation expense totaled $3.2 million and $9.3 million for the three and nine months ended February 28, 2025, respectively, and $7.9 million and $12.9 million for the three and nine months ended February 29, 2024, respectively.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three and nine months ended February 28, 2025 and February 29, 2024, respectively.

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Customer A	66%	68%	54%	69%
Customer F	—%	10%	11%	—%
Customer G	34%	—%	29%	—%
Deferred Revenue
Changes in the Company's deferred revenue balances for the nine months ended February 28, 2025 and February 29, 2024, respectively, are shown in the following table (in thousands):

	Nine Months Ended
	February 28, 2025	February 29, 2024
Balance, beginning of period	$39,366	$48,692
Advance billings	136,559	129,044
Revenue recognized	(177,243)	(121,875)
Other adjustments	6,197	8,547
Less: Related party balances	—	(1,287)
Balance, end of period	$4,879	$63,121

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
Customer Deposits
Changes in the Company's customer deposits balances for the nine months ended February 28, 2025 and February 29, 2024, respectively, are shown in the following table (in thousands):

	Nine Months Ended
	February 28, 2025	February 29, 2024
Balance, beginning of period	$15,367	$36,370
Customer deposits received	5,698	8,397
Customer deposits refunded	(3,373)	—
Customer deposits applied	(1,567)	—
Other adjustments	—	(8,547)
Less: Related party balances	—	(3,810)
Balance, end of period	$16,125	$32,410
5.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the three and nine months ended February 28, 2025 and February 29, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Customer D*	$—	$1,662	$992	$5,980
Customer E**	$—	$1,402	$678	$4,903
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
The following table illustrates related party deferred revenue and deposits balances as of February 28, 2025 and May 31, 2024 (in thousands):

	Customer D balances as of		Customer E balances as of
	February 28, 2025	May 31, 2024	February 28, 2025	May 31, 2024
Deferred revenue	$—	$993	$—	$699
Customer deposits	$—	$895	$—	$654
Related Party Sublease Income
During the three and nine months ended February 29, 2024, the Company received sublease income from B. Riley Asset Management, which is a wholly-owned subsidiary of B. Riley Financial, Inc. As previously disclosed, the Company’s Chairman and Chief Executive Officer served as the President of B. Riley Asset Management. Effective February 5, 2024, he resigned from that position and as such, B. Riley Asset Management ceased being a related party. Sublease income of

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
$22,800 and $69,900 is included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations for the three and nine months ended February 29, 2024, respectively.
Other Related Party Transactions
Related party transactions included within selling, general and administrative expense on the unaudited condensed consolidated statement of operations include the following:
•construction and consulting costs of $44.4 thousand and $0.3 million during the three and nine months ended February 29, 2024 were incurred with a company owned by a family member of the Company’s former Chief Administrative Officer. There were no transactions with this related party during the three and nine months ended February 28, 2025.
•software license fees of $0.1 million and $0.2 million during the three and nine months ended February 29, 2024, respectively, and $0.1 million and $0.2 million during the three and nine months ended February 28, 2025, respectively, were incurred with a company whose chairman is also a member of the Company’s Board of Directors.
•consulting fees of $23 thousand during the three and nine months ended February 29, 2024 were incurred with a former member of the Company’s Board of Directors for sales consulting work. There were no transactions with this related party during the three and nine months ended February 28, 2025.
6.    Debt
Long-term debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	February 28, 2025	May 31, 2024
Senior Unsecured Convertible Notes	2.75%	June 2030	$450,000	$—
SMBC Loan (1)	See below	August 2026	375,000	—
Starion Ellendale Loan (2)	7.48%	February 2028	13,279	16,145
Vantage Transformer Loan	6.50%	February 2029	—	3,609
Cornerstone Bank Loan (3)	8.59%	March 2029	13,579	15,576
Yorkville Convertible Debt	—%	April and June 2025	—	80,243
Starion Term Loan (4)	6.50%	July 2027	7,819	10,021
Other long-term debt (5)			12,233	297
Deferred financing costs, net of amortization			(182,784)	(501)
Less: Current portion of debt			(10,138)	(45,918)
Long-term debt, net			$678,988	$79,472
(1)The SMBC Loan is guaranteed by APLD HPC TopCo LLC, a wholly-owned subsidiary of the Company, and is secured by a continuing security interest in all of the membership interests of the borrower, APLD HPC Holdings LLC, including a mortgage on certain properties as defined in the collateral agency, security and depositary agreement.
(2)The Starion Ellendale Loan is guaranteed by APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, and is secured by the first 100 MW HPC facility in Ellendale, North Dakota (the “Ellendale HPC Facility”), a security interest in substantially all of the assets of APLD ELN-01 LLC, and a security interest in the form of a collateral assignment of the Company’s rights and interests in all master hosting agreements related to the Ellendale HPC Facility.
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
For the Three and Nine Months Ended February 28, 2025
(5)Inclusive in this number is $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities. See further discussion below.
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of February 28, 2025 (in thousands):

Remainder of FY25	$2,492
FY26	10,454
FY27	386,129
FY28	7,659
FY29	3,176
Thereafter (1)	462,000
Total	$871,910
(1)Includes $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities. See further discussion below.
Letters of Credit
As of February 28, 2025, the Company had letters of credit totaling $38.3 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit terms of 12 months or less within the Restricted Cash caption within current assets and any amounts with related letter of credit terms of over 12 months in Other Assets.
Yorkville Convertible Debt
During the fiscal year ended May 31, 2024, the Company entered into two prepaid advance agreements with YA II PN, LTD. (“YA Fund”) for promissory notes totaling $92.1 million (collectively the “YA Notes”), issued on March 27, 2024 (the “March Note”), April 24, 2024, and May 24, 2024 (the “May PPA”). The YA Notes were convertible into shares of the Company’s common stock. For the nine months ended February 28, 2025, the Company recognized a gain on fair value of debt of $4.1 million associated with the YA Notes which is included on the unaudited condensed consolidated statements of operations. During the nine months ended February 28, 2025, $71.3 million of the YA Notes were converted into approximately 19.1 million shares of common stock. The Company recorded a loss on conversion of debt of $33.6 million during the nine months ended February 28, 2025, in its unaudited condensed consolidated statements of operations.
The fair value of the YA Notes was calculated on an as-converted basis using quoted market prices of the Company's outstanding common stock; however, YA Fund had converted the maximum amount of shares allowable under Nasdaq rules and regulations and as such, the remaining balance of $4.8 million under the March Note was payable in cash. During the quarter ended February 28, 2025, the Company repaid the $4.8 million in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses, as well as the $2.1 million Commitment Fee under SEPA (as defined below).
CIM Arrangement & Warrants
On June 7, 2024, APLD Holdings 2 LLC (the “Borrower”), a subsidiary of the Company, entered into a promissory note (the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC, a Delaware limited liability company (the “Lender”). The CIM Promissory Note provided for borrowings up to $125 million. The total amount borrowed under the CIM Promissory Note was $125 million.
On November 27, 2024, in connection with the issuance of the Macquarie Promissory Note and receipt by the Company of the proceeds related thereto (as described below), the Company repaid the CIM Promissory Note in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses. The associated extinguishment costs were capitalized directly into Construction in Progress (CIP), as the CIM Promissory Note were tied to the ELN-02 Project and

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
were therefore considered part of the construction cost. As of February 28, 2025, the CIP balance includes $9.4 million related to the extinguishment of the CIM Promissory Note.
Pursuant to the CIM Promissory Note, the Company issued warrants to purchase up to 9,265,366 shares of common stock (the “CIM Warrants”). The CIM Warrants were issued in two tranches: for the purchase of up to 6,300,449 Common Shares (the “Initial Warrants”), issued on June 17, 2024, and 2,964,917 Common Shares (the “Additional Warrants”), issued on August 11, 2024. The CIM Warrants were exercisable upon issuance and had a five-year term and an exercise price of $4.8005 per share.
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
During the nine months ended February 28, 2025, all 9,265,366 of the CIM Warrants were exercised on a cashless basis for approximately 4.9 million shares of the Company’s common stock in a net settlement transaction. As of February 28, 2025, there are no CIM Warrants outstanding.
Yorkville Amendments
In connection with the CIM Promissory Note, the Company also entered into a Consent, Waiver and First Amendment to the Prepaid Advance Agreements (the “Consent”) with YA Fund. In exchange for giving its consent to the transaction with the CIM Lender, the Company agreed to issue an aggregate of 100,000 shares of common stock to YA Fund and to conditionally lower the floor price from $3.00 to $2.00 so long as the daily Volume Weighted Average Price (“VWAP”) is less than $3.00 per share of common stock for five out of seven trading days. The Company further agreed to deliver a security agreement whereby its subsidiary, Applied Digital Cloud Corporation, would grant a springing lien on substantially all of its assets subject to customary carve-outs to secure the YA notes issued in favor of YA Fund. Pursuant to the Consent, YA Fund also consented to future project-level financing at the Ellendale HPC Facility. In addition, pursuant to the terms of the Consent, certain provisions of the March PPA and the May PPA were amended. Upon issuance of the 100,000 shares, the Company recorded the value of the shares at their grant date fair value as an increase in the loss on change in fair value of debt caption on the unaudited condensed consolidated statements of operations.
On October 16, 2024, the Company entered into a letter agreement with YA Fund, whereby the Company agreed to satisfy its obligations with respect to the Commitment Fee (as defined below) in cash by increasing the principal amount due under the March Note in an equivalent amount, instead of issuing the Commitment Shares (as defined below). The Commitment Fee was paid in full during the quarter ended February 28, 2025 as part of the repayment by the Company of the March Note.
On October 29, 2024, the Company entered into certain amendments to the March prepaid advance agreement and the March Note. The amendments (i) provided consent to the Convertible Notes (as defined below) offering and share

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
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
Senior Unsecured Convertible Notes
On November 4, 2024, the Company issued $450.0 million aggregate principal amount of 2.75% Senior Unsecured Convertible Notes due June 2030 (the “Convertible Notes”). The net proceeds from the sale of the Convertible Notes was approximately $435.2 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used approximately $84 million of the net proceeds from the offering to fund share repurchases of common stock in connection with the offering including (i) $52.7 million to fund the cost of entering into a prepaid forward repurchase transaction (as described below) and (ii) $31.3 million to repurchase shares of common stock with which the Company repurchased approximately 4.3 million shares at $7.36 a share, the stock price on October 30, 2024, the trading day preceding the transaction close. In addition, approximately $51.8 million of the net proceeds from the offering were used to pay the cost of the capped call transactions (as described below) and the remainder of the net proceeds were used for general corporate purposes.
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
For the Three and Nine Months Ended February 28, 2025
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
Subsequently, on November 20, 2024, the stockholders of the Company approved an increase to the number of authorized shares of common stock to an amount sufficient to settle the Conversion Option of the Convertible Notes fully in shares. As a result of the increase to the number of authorized shares of common stock, the Company revalued the Conversion Option to its fair value as of November 20, 2024 of $252.9 million and reclassified the embedded derivative to additional paid-in capital on its unaudited condensed consolidated balance sheets. In doing so, the Company recognized a $103.0 million loss on change in fair value of debt as of November 20, 2024. This loss combined with the gain recognized at issuance resulted in a total loss on fair value of debt of $89.6 million which is included on the unaudited condensed consolidated statements of operations.
As of February 28, 2025, the embedded Conversion Option derivative is included in additional paid-in capital in the unaudited condensed consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
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
As of February 28, 2025, the purchase price of the Prepaid Forward is included in additional paid-in capital in the unaudited condensed consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
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
As of February 28, 2025, the purchase price of the Capped Call Transaction is included in additional paid-in capital in the unaudited condensed consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
Macquarie Promissory Note
On November 27, 2024, APLD ELN-02 Holdings LLC, a wholly-owned subsidiary of the Company, entered into a promissory note with Macquarie Equipment Capital, Inc. (the “Macquarie Promissory Note”). The Macquarie Promissory Note provided for a loan of $150 million and matures on the earlier of (i) the date of acceleration of the loan or (ii) May 27, 2026. However, to the extent that the ELN-02 Project (as defined therein) was not completed by December 6, 2025, the Company must repay the full outstanding principal balance of the Macquarie Promissory Note together with accrued interest and any other amounts then due and payable. Additionally, the Macquarie Promissory Note had a multiple on invested capital (“MOIC”) of (i) 1.11 to 1.00 if such prepayment occured on or prior to the date that is four months after the closing date, (ii) 1.20 to 1.00 if such prepayment occured after the date that is four months after the closing date but on or prior to the date that is seven months after the closing date, or (iii) 1.35 to 1.00 if such prepayment occured after the date that is seven months after the closing date. The same 1.35x return hurdle applied to repayment at maturity. The Company recorded a MOIC liability of $16.5 million, representing the value of the MOIC liability the day after the closing date. Proceeds of the loan under the Macquarie Promissory Note were used, in part, to repay in full and terminate the CIM Promissory Note. Commensurate with the use of proceeds associated with construction from the Macquarie Promissory Note, the Company will capitalize approximately 90% of the interest expense recognized each period. Additionally, proceeds were used to satisfy remaining obligations of the Company under the March Note.
As partial consideration for the Macquarie Promissory Note, the Company issued warrants (the “Macquarie Warrants”) to purchase up to 1,035,197 shares of the Company’s common stock. The Macquarie Warrants will be exercisable from and

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash.
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
The fair value of the Macquarie Warrants was $7.38 per warrant, totaling $7.6 million which was recorded as additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets. The Company deferred the recognition of the fair value of the Macquarie Warrants as a reduction in the net carrying amount of the Macquarie Promissory Note and subsequently amortized this balance into interest expense or CIP, as noted above, using the effective interest rate method.
On February 11, 2025, in connection with the Company’s entry into the SMBC Credit Agreement (as defined below) and receipt by the Company of the proceeds related thereto (as described below), the Company repaid the Macquarie Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and multiple on invested capital. As a result, there was a loss on the extinguishment of the Macquarie Promissory Note of $11.8 million. Commensurate with the use of proceeds associated with construction from the Macquarie Promissory Note, the Company capitalized approximately 90%, or $10.6 million, to CIP and the remainder, 10%, or $1.2 million, was recorded to loss on extinguishment of debt on the unaudited condensed consolidated statements of operations. The Macquarie Warrants survived the termination of the Macquarie Promissory Note and remain outstanding as of February 28, 2025.
SMBC Credit Agreement
On February 11, 2025, APLD HPC Holdings LLC, a wholly-owned subsidiary of the Company, entered into a credit and guaranty agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The SMBC Credit Agreement provides for an aggregate of $375 million of term loans, which includes base rate loans and SOFR loans, and matures 18 months after the closing date. Base rate loans bear interest at the base rate plus (i) 2.50% from the closing date until the six month anniversary of the closing date, (ii) 3.50% after the six month anniversary of the closing date until the one year anniversary of the closing date, and (iii) 4.50% after the one year anniversary of the closing date while SOFR loans bear interest at the daily simple SOFR plus (i) 3.50% from the closing date until the six month anniversary of the closing date, (ii) 4.50% after the six month anniversary of the closing date until the one year anniversary of the closing date, and (iii) 5.50% after the one year anniversary of the closing date.
The Company may voluntarily prepay all or any part of the loans at any time or from time to time without premium or penalty with no less than three business days’ notice. Additionally, as more particularly described in the credit agreement and the certain collateral agency, security and depositary agreement, the Company is required to prepay all or a part of the loans under certain circumstances. Amounts repaid under the Loans will not be available to be re-borrowed.
The Company used the proceeds of the loans to (i) prepay in full the Macquarie Promissory Note, (ii) pay for certain data center project development costs at the Ellendale Campus, and (iii) fund the Interest Reserve Account as defined in the SMBC Credit Agreement. Remaining proceeds have been deposited into a separate bank account for future construction costs at the Ellendale Campus. Commensurate with the use of proceeds associated with construction, the Company will capitalize 100% of the interest expense recognized each period.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
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
At-the-Market Sales Agreement
On July 9, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, up to $125.0 million in shares of the Company’s common stock. During the fiscal quarter ended August 31, 2024, approximately 3.0 million shares of the Company’s common stock has been issued and sold under the Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. On October 30, 2024, the Company terminated its Sales Agreement with the Agents.
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
In connection with the execution of the SEPA, the Company agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $2,125,000 to YA Fund, (the Commitment Fee”), in the form of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to the date of the SEPA. On October 16, 2024, the Company entered into a letter agreement with YA Fund, whereby the Company agreed to satisfy its obligations with respect to the Commitment Fee in cash by increasing the principal amount due under the March Note in an equivalent amount, instead of issuing the Commitment Shares. The Commitment Fee was paid in full during the quarter ended February 28, 2025 as part of the repayment by the Company of the March Note.
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
Private Placement
On September 5, 2024, the Company entered into a securities purchase agreement with a group of institutional and accredited investors, NVIDIA and Related Companies, for the private placement (the “Private Placement”) of 49,382,720

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $3.24 per share, representing the last closing price of the common stock on the Nasdaq Global Select Market on September 4, 2024. The Private Placement closed during the three months ended November 30, 2024, with aggregate gross proceeds to the Company of approximately $160 million, before deducting offering expenses.
Warrant Issuance
On February 27, 2025, the Company issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $7.83 per share (the “STB Warrant”). The warrant is exercisable beginning on February 27, 2027 (the “Initial Exercise Date”), upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date.
The STB Warrant was measured at fair value using a Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the STB Warrant was based on the following significant inputs:

STB Warrant
Contractual term	7 years
Volatility	95%
Risk-free rate	4.15%
Dividend yield	—%
The resulting fair value of the STB Warrant was $6.42 per warrant, totaling $6.4 million and was recorded in the unaudited condensed consolidated statements of changes in temporary equity and stockholders’ equity with a commensurate loss of $6.4 million on change in fair value of warrants on the unaudited condensed consolidated statements of operations.
Equity Plans
2024 Plan
On October 8, 2024, the Company’s Board of Directors approved the Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which the Company’s stockholders approved on November 20, 2024. The 2024 Plan provides for grants of various equity awards for eligible employees, officers, non-employee directors and other service providers. Upon stockholder approval of the 2024 Plan, the 2022 Plans (as defined below) were terminated; provided that all awards (as defined in the 2022 Plans) outstanding under the 2022 Incentive Plan and the 2022 Non-Employee Director Stock Plan shall continue in effect in accordance with their terms.
2022 Plans
On October 9, 2021, the Company’s Board of Directors (the “Board”) approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provides for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “2022 Plans”), which provides for grants of restricted stock to non-employee directors and for deferral of cash and stock compensation if such deferral provisions are activated at a future date.
As of February 28, 2025, the Company had issued awards of approximately 22.0 million shares of common stock of the Company under the 2022 Plans and 3.0 million under the 2024 Plan. The Company recognized stock-based compensation associated with the 2022 and 2024 Plans of $9.7 million and $10.2 million during the three and nine months ended February 28, 2025, respectively, and stock-based compensation associated with the 2022 Plans of $3.2 million and $13.6 million during the three and nine months ended February 29, 2024, respectively.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards granted for the nine months ended February 28, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	638,895	$4.01
Granted	—	—
Vested	(190,990)	4.80
Forfeited	(15,650)	8.52
Outstanding as of February 28, 2025	432,255	$3.49
As of February 28, 2025, total remaining expense to be recognized related to these awards was $1.1 million and the weighted average remaining recognition period for the unvested awards was 2.0 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted during the nine months ended February 28, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	5,230,986	$4.10
Granted	5,665,380	7.15
Vested	(2,146,414)	4.80
Forfeited	(1,117,756)	3.08
Outstanding as of February 28, 2025	7,632,196	$6.32
As of February 28, 2025, total remaining expense to be recognized related to these awards was $42.5 million and the weighted average remaining recognition period for the unvested awards was 2.1 years.
Performance Stock Units
Performance stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of company performance goals and continued employment during the vesting period. Performance stock units cliff-vest at the end of a service period of three years depending on the achievement of performance measures at the end of each vesting period. Such performance measures are based on the Company entering into data center leases with a hyperscaler, the consummation of project financing, and receipt of sustainable revenue with respect to the data center leases that implies positive net operating income. The fair value of PSUs is based on the closing price on the date of grant. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest. During the three months ended August 31, 2024, the Board determined that the performance criteria associated with certain performance stock units granted to certain executives in the third fiscal quarter of 2024 were not met. As such, 2.8 million performance stock unit awards were cancelled and the Company recognized a reversal of the expense previously recognized for the awards of approximately $6.0 million during the nine-months ended February 28, 2025.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	3,110,011	$2.69
Awarded	2,827,500	7.23
Vested	(272,511)	6.80
Forfeited	(2,800,000)	2.22
Outstanding as of February 28, 2025	2,865,000	$7.24
As of February 28, 2025, total remaining expense to be recognized related to these awards was $20.9 million and the weighted average remaining recognition period for the unvested awards was 2.8 years.
8.    Temporary Equity
Preferred Stock
Series E Redeemable Preferred Stock
During the nine months ended February 28, 2025, the Company closed on four offerings of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). The Company sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million. The Series E Preferred Stock offering was terminated on August 9, 2024.
The shares of Series E Preferred Stock have no voting or conversion rights. Holders of the Series E Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and nine months ended February 28, 2025, the Company declared and paid approximately $0.2 million and $0.4 million, respectively, of dividends related to Series E Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
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
For the Three and Nine Months Ended February 28, 2025
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
The shares of Series F Convertible Preferred Stock are convertible into shares of common stock only upon the receipt of shareholder approval, which was received on November 20, 2024. Holders of the Series F Convertible Preferred Stock are entitled to cumulative dividends at an annual rate of 8.0% of the stated value of $1,000 per share (the “Series F Stated Value”), payable quarterly in arrears. Dividends are calculated based on a 360-day year, declared and accrued quarterly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three months ended February 28, 2025, the Company did not declare nor pay any dividends related to the Series F Convertible Preferred Stock; however, for the nine months ended February 28, 2025, the Company declared and paid approximately $0.4 million of dividends related to the Series F Convertible Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
The Series F Convertible Preferred Stock ranks senior to all classes of common stock and junior to all existing and future debt of the Company. In the event of liquidation, holders are entitled to receive the Series F Stated Value plus any accrued but unpaid dividends before any distributions are made to common stockholders. Series F Convertible Preferred Stock is on parity with the Series E Preferred Stock, Series E-1 Preferred Stock and any future series of preferred stock with substantially identical terms. Upon the receipt of shareholder approval on November 20, 2024, the Series F Convertible Preferred Stock votes on an as-converted basis, subject to a cap equal to the greater of (x) the conversion price then in effect or (y) $4.0638.
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
During the three months ended February 28, 2025, 43,000 shares of Series F Convertible Preferred Stock were converted into approximately 6.1 million shares of the Company’s common stock. During the nine months ended February 28, 2025, all 53,191 shares of Series F Convertible Preferred Stock were converted into approximately 7.6 million shares of the Company’s common stock. As of February 28, 2025, there is no outstanding Series F Convertible Preferred Stock.
Series E-1 Redeemable Preferred Stock
On September 23, 2024, the Company entered into a dealer manager agreement for the offering of up to 62,500 shares of Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $1,000 (the “Series E-1 Stated Value”). During the three months ended February 28, 2025, the Company closed on four offerings of the Series E-1 Preferred Stock, in which the Company issued and sold 33,404 shares for gross proceeds of

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
$33.4 million for a total of six offerings during the nine months ended February 28, 2025, in which the Company issued 39,763 shares for gross proceeds of $39.8 million. The Series E-1 Preferred Stock offering remains ongoing as of the date of this report.
The shares of Series E-1 Preferred Stock have no voting or conversion rights. Holders of the Series E-1 Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum of the Series E-1 Stated Value. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends on the shares of Series E-1 Preferred Stock must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and nine months ended February 28, 2025, the Company declared and paid approximately $0.4 million and $0.4 million, respectively, of dividends related to the Series E-1 Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
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
Holders may require the Company to redeem any portion of their Series E-1 Preferred Stock at any time for a "Settlement Amount" calculated as the Series E-1 Stated Value plus any unpaid dividends, less a Holder Optional Redemption Fee equal to a percentage of the Series E-1 Stated Value based on the year when the redemption occurs as follows: 9.00% prior to the first anniversary of the respective tranche closing date (the "Original Issuance Date"); 7.00% on or after the first anniversary but prior to the second anniversary of the Original Issuance Date; 5.00% on or after the second anniversary but prior to the third anniversary of the Original Issuance Date: and 0.00% on or after the third anniversary of the Original Issuance Date. The Settlement Amount can be settled in cash or shares of common stock at the sole option of the Company, subject to a share cap (if required by Nasdaq rules and regulations), which limits the total shares deliverable upon redemption to 19.99% of the common stock outstanding immediately prior to the Series E-1 Preferred Stock offering (25,889,470 shares, the “Share Cap”), unless approval by the Company’s stockholders is obtained to exceed the Share Cap. Any portion of the Settlement Amount exceeding this cap will be settled in cash. Holders may not redeem any shares of Series E-1 Preferred Stock for common stock prior to the first anniversary of the Original Issuance Date.
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
9.    Leases
From time to time, the Company enters into leases for equipment, office space and co-location space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance lease right of use assets and liabilities separately on the unaudited condensed consolidated balance sheets as their own captions, with the liabilities split between current and long-term.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
Components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating lease cost:
Operating lease expense	$9,889	$5,203	$27,771	$8,174
Short-term lease expense	155	12	215	52
Total operating lease cost	10,044	5,215	27,986	8,226
Finance lease expense:
Amortization of right-of-use assets(1)	15,792	18,350	70,443	34,840
Interest on lease liabilities	5,064	3,253	14,343	5,994
Total finance lease cost	20,856	21,603	84,786	40,834
Variable lease cost	63	48	180	125
Sublease Income	—	(23)	—	(70)
Total net lease cost	$30,963	$26,843	$112,952	$49,115
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.
The following table represents the Company’s future minimum lease payments as of February 28, 2025:

	Operating Leases	Finance Leases	Total
Remainder of FY25	$8,978	$37,498	$46,476
FY26	36,761	145,979	182,740
FY27	37,612	14	37,626
FY28	38,597	1	38,598
FY29	28,355	—	28,355
Thereafter	3,537	—	3,537
Total lease payments	153,840	183,492	337,332
Less: imputed interest	(21,665)	(11,125)	(32,790)
Total lease liabilities	132,175	172,367	304,542
Less: Current portion of lease liability	(27,496)	(140,135)	(167,631)
Long-term portion of lease liability	$104,679	$32,232	$136,911
Supplemental cash flow and other information related to leases is as follows:

	Nine Months Ended
	February 28, 2025	February 29, 2024
Weighted-average years remaining (in years):
Operating leases	2.9 years	5.3 years
Finance leases	3.5 years	2.5 years

Weighted-average discount rate:
Operating leases	7.7%	7.6%
Finance leases	10.5%	10.7%
The Company has entered into leases which are executed but not yet commenced with total minimum payments of approximately $16.6 million. The payments are for various leases with terms of 2 years.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
10.    Commitments and Contingencies
Commitments
Energy Contracts
As of February 28, 2025, the Company had a minimum commitment of approximately $54.2 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility payable over, approximately, the next 1.9 years.
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
Securities Lawsuit
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss. On January 3, 2025, the defendants filed their reply in further support of the Motion to Dismiss.
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in the Securities Lawsuit. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
Derivative Lawsuit
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
For the Three and Nine Months Ended February 28, 2025
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
As of February 28, 2025, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
11.    Business Segments
Revenue by segment (excluding the HPC Hosting Business as that segment has no revenue) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Data Center Hosting Business	$35,167	$37,795	$106,180	$109,720
Cloud Services Business	17,754	5,553	71,313	12,156
Total revenue	$52,921	$43,348	$177,493	$121,876
Segment profit (loss) and a reconciliation to net loss before income tax expenses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Segment profit (loss)
Data Center Hosting Business (1)	$8,780	$(24,443)	$57,181	$(4,647)
Cloud Services Business	(10,308)	(21,565)	(31,928)	(40,694)
HPC Hosting Business	(222)	(1,445)	(9,022)	(3,106)
Total segment (loss) profit	(1,750)	(47,453)	16,231	(48,447)
Other (2)	(17,193)	(8,003)	(44,305)	(22,287)
Operating loss	(18,943)	(55,456)	(28,074)	(70,734)
Interest expense, net	8,897	4,770	23,687	9,522
Loss on conversion of debt	—	—	33,612	—
Loss on change in fair value of debt	—	—	85,439	—
Loss on change in fair value of related party debt	—	2,612	—	2,612
Loss on extinguishment of debt	1,177	—	1,177	—
Loss on extinguishment of related party debt	$—	$—	$—	$2,353
Loss on change in fair value of warrants	$6,421	$—	$6,421	$—
Net loss before income tax expenses	$(35,438)	$(62,838)	$(178,410)	$(85,221)
(1)The nine months ended February 28, 2025 includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released. The three and nine months ended February 29, 2024 includes $21.7 million loss on held for sale classification related to the sale of the Garden City facility.
(2)Other includes corporate related items not allocated to reportable segments.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Depreciation and amortization:
Data Center Hosting Business	$3,333	$9,162	$9,990	$16,902
Cloud Services Business	14,403	16,534	66,355	29,824
HPC Hosting Business	982	407	3,056	717
Other (1)	60	102	183	221
Total depreciation and amortization (2)	$18,778	$26,205	$79,584	$47,664
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	February 28, 2025	May 31, 2024
Data Center Hosting Business	$135,648	$145,222
Cloud Services Business	386,608	374,216
HPC Hosting Business	1,101,811	220,648
Total segment assets	1,624,067	740,086
Other (1)	83,280	22,781
Total assets	$1,707,347	$762,867
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
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net loss	$(35,555)	$(62,838)	$(178,528)	$(85,221)
Net loss attributable to noncontrolling interest	—	—	—	(397)
Preferred dividends	(540)	—	(1,213)	—
Net loss attributable to common stockholders	$(36,095)	$(62,838)	$(179,741)	$(84,824)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.52)	$(0.93)	$(0.77)
Basic and diluted weighted average number of shares outstanding	222,454,578	121,426,622	193,405,721	110,500,556

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2025
As of February 28, 2025 and February 29, 2024, the Company had approximately 10.9 million and 11.9 million shares, respectively, of granted but unvested restricted stock, performance stock, and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of February 28, 2025, the Company had approximately 5.9 million shares associated with the Company’s preferred stock which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Additionally, the Company had approximately 4.0 million warrants outstanding as of February 28, 2025, which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
13.    Subsequent Events
Potential Sale of Cloud Services Business
During the quarter ended February 28, 2025, the Company began discussions for the possible sale of the Cloud Services Business and on February 26, 2025, the Board of Directors approved the negotiation of a potential transaction. As of April 10, 2025, the Company determined that the Cloud Services Business met the criteria to be classified as “held for sale,” as the Board of Directors approved further plans for the sale of the segment. The potential sale of the Cloud Services Business represents a strategic shift in the Company’s operations and financial results. As such, beginning in the fourth quarter of fiscal 2025, the Company will report the Cloud Services Business as discontinued operations.
PSU Awards
On March 27, 2025, the compensation committee of the Board of Directors of the Company approved the following grants, under the Company’s 2024 Omnibus Equity Incentive Plan, of performance stock units, subject to time- and performance-based vesting conditions: (i) 1,600,000 to Wes Cummins, the Company’s Chief Executive Officer and Chairman of the Board of Directors, (ii) 245,000 to Saidal Mohmand, the Company’s Chief Financial Officer, and (iii) 600,000 to Laura Laltrello, the Company’s Chief Operating Officer.
Withdrawal of Designation
On April 11, 2025, the Company filed a Withdrawal of Designation relating to the Series F Convertible Preferred Stock with the Secretary of State of the State of Nevada and terminated the designation of the Series F Convertible Preferred Stock. At the time of the filing of the Withdrawal of Designation, no shares of Series F Convertible Preferred Stock were outstanding.
Other than the events described above, there are no additional subsequent events through the date of issuance of these unaudited condensed consolidated financial statements which require adjustment or disclosure.

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
These statements are based on our management’s beliefs and assumptions, which are based on currently available information. Our actual results, and the assumptions on which we relied, could prove materially different from our expectations. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. There are a number of important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:
•our ability to complete construction of the first 100 MW HPC facility in Ellendale, North Dakota (the “Ellendale HPC Facility”);
•our ability to complete the negotiation and execution of the definitive transaction documents required to close the UPA (as defined below);
•our dependence on principal customers, including our ability to execute leases with key customers, including leases for our 400 MW Ellendale, North Dakota datacenter campus (the “Ellendale Campus”);
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
You should carefully review the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended May 31, 2024, which was filed with the SEC on August 30, 2024, as supplemented by the Risk Factors included in Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on November 5, 2024 and the Company’s Form 10-Q for the quarter ended November 30, 2024 filed with the SEC on January 14, 2025, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
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

Business Overview
We are a U.S. designer, developer, and operator of next-generation digital infrastructure across North America. We provide digital infrastructure solutions and Cloud services to the rapidly growing industries of High-Performance Computing ("HPC") and Artificial Intelligence ("AI"). We operate in three distinct business segments, Blockchain data center hosting (the "Data Center Hosting Business"), cloud services primarily through a wholly-owned subsidiary (the "Cloud Services Business") and HPC data center hosting (the "HPC Hosting Business"), as further discussed below.
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
We also closely follow developments related to regulating digital asset markets and financial services. In January 2024, the SEC approved a series of spot Bitcoin exchange-traded funds (ETFs), marking a significant milestone in the mainstream adoption of digital assets. However, the regulatory landscape for digital asset markets remains complex and uncertain, with various agencies and lawmakers proposing different approaches to oversight and regulation. In January 2025, President Donald Trump issued an executive order establishing a presidential working group focused on regulatory clarity for digital assets, and on March 6, 2025, he signed an executive order establishing a Strategic Bitcoin Reserve and a U.S. Digital Asset Stockpile. Legislative bodies in both chambers of Congress have also announced a bipartisan working group with the stated objective of drafting comprehensive legislation to regulate digital assets, and multiple hearings have been held on the subject of fair access to financial services for digital asset companies. Future legislation or rulemaking - whether related to energy consumption, environmental compliance, or digital asset classification - could have a material adverse effect on our business, financial condition, or results of operations.
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
As of February 28, 2025, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota continue to operate at full capacity.
Cloud Services Business
Our Cloud Services Business provides high-performance computing power for artificial intelligence and machine learning applications. Near the end of the fiscal year 2024, equipment began generating revenue resulting in us recognizing $17.8 million and $71.3 million from this business segment during the three and nine months ended February 28, 2025, respectively. We currently operate our Cloud Services Business in four states: Colorado, Minnesota, Nevada and Utah, by renting space at third party colocation centers and providing our customers with Company-owned equipment to generate revenue. As of February 28, 2025, this business segment had two customers and generated 34% of total revenue for the fiscal quarter ended February 28, 2025.
During the three months ended November 30, 2024, we renegotiated the majority of our computing equipment finance leases in the Cloud Services Business to extend the amortization period on these computing equipment finance leases to five years, which is better aligned with their expected useful life. As such, during the three months ended February 28, 2025, amortization expense for this business segment decreased compared to previous quarters. Additionally, we transitioned two GPU clusters from reserved compute to on-demand service contracts during the three months ended February 28, 2025.
HPC Hosting Business
Our HPC Hosting Business designs, builds, and operates next-generation data centers, which are being designed to provide massive computing power and support to HPC applications within a cost-effective model. During the prior fiscal year, we broke ground on our Ellendale HPC Facility. The new 369,000-square-foot building is expected to provide ultra-low cost and highly efficient liquid-cooled infrastructure for HPC applications.
As previously disclosed and as further discussed below, on January 13, 2025, APLD HPC Holdings LLC (“APLDH”), our indirect wholly owned subsidiary, entered into a Unit Purchase Agreement (as amended, the “Unit Purchase Agreement” or “UPA”) for our HPC Hosting Business with MIP VI HPC Holdings, LLC, which is an affiliate of funds and investment vehicles managed by entities within Macquarie Asset Management (“MAM”). The closing under the UPA is subject to certain closing conditions, including, APLDH executing a lease with a hyperscaler for the first 100 MW on the Ellendale Campus, in a form acceptable to MAM, the parties finalizing and executing a limited liability company agreement for APLDH (the “LLCA”), for us and APLDH to carry out an internal restructuring to segregate the HPC Hosting Business’ assets and liabilities before closing (the “Internal Restructuring”), as well as customary closing conditions. As set forth in an amendment to the UPA, entered into by the parties, effective as of April 4, 2025, the parties extended the dates (i) to finalize the form of the LLCA (save for certain specified exhibits thereto) to April 7, 2025, (ii) to finalize the plan for the Internal Restructuring plan and the form of the Corporate Services Agreement to April 18, 2025, and (iii) by which either party may terminate the UPA if closing has not occurred, from July 13, 2025 to October 13, 2025. As of the date of this report, the terms of the LLCA (as disclosed below) have been finalized by the parties, which document is required to be executed and delivered at closing.
We continue negotiations with multiple US-based hyperscalers for up to a 400 MW capacity lease, inclusive of the Ellendale HPC Facility under construction and two forthcoming buildings at the Ellendale Campus. We also are in advanced discussions with traditional financing counterparties to facilitate construction activities.

Management Updates
On January 6, 2025, we welcomed Laura Laltrello as our Chief Operating Officer. As an inducement to Ms. Laltrello accepting this position, we granted her an employment inducement award of 600,000 RSUs, outside of the Company’s 2024 Omnibus Equity Incentive Plan, in accordance with Rule 5635(c)(4) of the Nasdaq Stock Market LLC.
Effective January 31, 2025, David Rench transitioned from his prior role of Chief Administrative Officer to become a consultant at the Company. Additionally, Michael Maniscalco, the Company’s Chief Technology Officer, resigned from the Company, effective January 31, 2025.
Debt and Equity Offerings and Changes to Equity
CIM Arrangement
As previously reported, on June 7, 2024, APLD Holdings 2 LLC (“APLD Holdings”), our subsidiary, entered into a promissory note (as amended, the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC (the “CIM Lender”). The CIM Promissory Note provides for an initial borrowing of $15 million, which was drawn on June 7, 2024, and subsequent borrowings of up to $110 million (the “Subsequent Tranches”), available subject to the satisfaction of certain conditions as outlined in the CIM Promissory Note. In addition to the initial borrowing, the CIM Promissory Note includes an accordion feature that allows for up to an additional $75 million of borrowings. Principal amounts repaid under the CIM Promissory Note will not be available for reborrowing. On August 11, 2024, we and the CIM Lender entered into a waiver agreement (the “Waiver Agreement”), whereby the CIM Lender agreed to waive the satisfaction of certain conditions for the subsequent borrowings, allowing us to draw an additional $20 million (net of original discount and fees) of borrowings under the CIM Promissory Note.
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
During the quarter ended February 28, 2025, 2.3 million of the CIM Warrants were exercised on a cashless basis for approximately 1.1 million shares of the Company’s common stock in a net settlement transaction. A total of 9.3 million warrants exercised on a cashless basis for approximately 4.9 million shares of the Company’s common stock in a net settlement transaction during the nine months ended February 28, 2025. As of February 28, 2025, there are no CIM Warrants outstanding.
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
During the nine months ended February 28, 2025, an aggregate of $71.3 million of the YA Notes had been converted, in exchange for the issuance by us of 19.1 million shares of our common stock to YA Fund, and the aggregate principal amount outstanding under the March Note was $4.8 million. As YA Fund had converted the maximum amount of shares allowable under the Nasdaq rules and regulations, the remaining balance of $4.8 million was payable in cash. During the quarter ended February 28, 2025, the Company repaid the $4.8 million in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses, as well as the $2.1 million Commitment Fee under the SEPA (each as defined and described below).
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
On February 11, 2025, in connection with the issuance of the SMBC Credit Agreement and receipt by the Company of the proceeds related thereto (as described below), the Company repaid the Macquarie Promissory Note in full. The Macquarie Warrants survived the termination of the Macquarie Promissory Note.
SMBC Loans
On February 11, 2025, APLD HPC Holdings LLC, our subsidiary, entered into a credit and guaranty agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation. The SMBC Credit Agreement provides for an aggregate of $375 million of term loans (the “SMBC Loans”), which includes base rate loans and SOFR loans, and matures 18 months after the closing date. Base rate loans bear interest at the base rate plus (i) 2.50% from the closing date until the six month anniversary of the closing date, (ii) 3.50% after the six month anniversary of the closing date until the one year anniversary of the closing date, and (iii) 4.50% after the one year anniversary of the closing date while SOFR loans bear interest at the daily simple SOFR plus (i) 3.50% from the closing date until the six month anniversary of the closing date, (ii) 4.50% after the six month anniversary of the closing date until the one year anniversary of the closing date, and (iii) 5.50% after the one year anniversary of the closing date.
The proceeds from the SMBC Loans were used to: (i) prepay in full the Macquarie Promissory Note, (ii) pay for certain data center project development costs at the Company’s 400 MW Ellendale, North Dakota data center campus, and (iii) fund the Interest Reserve Account as defined in the Credit Agreement. Remaining proceeds have been deposited into a separate bank account for future construction costs at the Company’s 400 MW Ellendale, North Dakota data center campus.

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
At-the-Market Sales Agreement
On July 9, 2024, we entered into a Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (the “Sales Agreement”). Up to $125 million of shares of our common stock may be issued if and when sold pursuant to the Sales Agreement. As of October 30, 2024, approximately 2.9 million shares of our common stock have been issued and sold under the Sales Agreement for approximate proceeds to us of $16.4 million net of issuance costs of $0.5 million. On October 30, 2024, we terminated the Sales Agreement with the Agents.
Garden City Release of Escrow Funds
On July 30, 2024, we announced that the conditional approval requirements related to the release of the escrowed funds from the sale of our Garden City hosting facility had been met. During the quarter ended August 31, 2024, we received the remaining $25 million of the purchase price, previously held in escrow pending such conditional approval.
SEPA
On August 28, 2024, we entered into a Standby Equity Purchase Agreement with YA Fund, as amended on August 29, 2024 (the “SEPA”). Pursuant to the SEPA, subject to certain conditions and limitations, we have the option, but not the obligation, to sell to YA Fund, and YA Fund must subscribe for, an aggregate amount of up to $250.0 million of common stock, at our request any time during the commitment period commencing on September 30, 2024, and terminating on the first day of the month following the 36-month anniversary of September 30, 2024. The shares of common stock issuable pursuant to the SEPA will be offered and sold pursuant to Section 4(a)(2) of the Securities Act (the “Securities Act”).
In connection with the execution of the SEPA, we agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, we agreed to pay a commitment fee of $2,125,000 to YA Fund (the “Commitment Fee”), in the form of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to the date of the SEPA. On October 16, 2024, we entered into a letter agreement with YA Fund, whereby we agreed to satisfy our obligations with respect to the Commitment Fee in cash by increasing the principal amount due under the March Note in an equivalent amount, instead of issuing the Commitment Shares. The Commitment Fee has been paid in full during the quarter ended February 28, 2025 as part of our repayment of the March Note.
Series E Preferred Stock
On May 16, 2024, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for an offering (the “Series E Offering”) of up to 2,000,000 shares of our Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) (the “Series E Dealer Manager Agreement”). During the nine months ended February 28, 2025, we closed on four offerings of the Series E Preferred Stock totaling 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million. The Series E Dealer Manager Agreement and the associated offering were terminated on August 9, 2024.
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
Each outstanding share of Series F Convertible Preferred Stock is entitled to receive, in preference to our common stock, cumulative dividends (“Preferential Dividends”), payable quarterly in arrears, at an annual rate of 8.0% of $1,000 per share of Series F Convertible Preferred Stock (the “Series F Stated Value”). At our discretion, the Preferential Dividends shall be payable either in cash or in kind or accrue and compound in an amount equal to 8.0% multiplied by the Series F Stated Value. In addition, each holder of Series F Convertible Preferred Stock will be entitled to receive dividends equal to, on an as-converted to shares of our common stock basis, and in the same form as, dividends actually paid on shares of our common stock when, as, and if such dividends are paid on shares our common stock. The Series F Convertible Preferred Stock became convertible upon the receipt of shareholder approval on November 20, 2024. We filed the Certificate of Designation of the Series F Convertible Preferred Stock with the Secretary of State of the State of Nevada on August 30, 2024.
Pursuant to the Series F Purchase Agreement, YA Fund executed an Irrevocable Proxy, dated August 30, 2024, appointing the Company as proxy to vote in all matters submitted to our stockholders for a vote of all shares of the Series F Convertible Preferred Stock beneficially owned, directly or indirectly, by YA Fund in accordance with the recommendation of our Board of Directors. The Irrevocable Proxy became effective upon the receipt of shareholder approval on November 20, 2024.
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
During the three months ended February 28, 2025, 43,000 shares of Series F Convertible Preferred Stock were converted into approximately 6.1 million shares of the Company’s common stock. During the nine months ended February 28, 2025, all 53,191 shares of Series F Convertible Preferred Stock were converted into approximately 7.6 million shares of the Company’s common stock. As of February 28, 2025, there is no outstanding Series F Convertible Preferred Stock.
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
Series E-1 Preferred Stock
On September 23, 2024, we entered into the Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for the offering of up to 62,500 shares of our Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $1,000 per share, pursuant to our Registration Statement on Form S-1, filed with the SEC on September 23, 2024. During the three months ended February 28, 2025, we closed on four offerings of the Series E-1 Redeemable Preferred Stock in which we issued and sold 33,404 shares for gross proceeds of $33.4 million and during the nine months ended February 28, 2025, the Company closed on six offerings of the Series E-1 Preferred Stock in which the Company issued and sold 39,763 shares for gross proceeds of $39.8 million. The Series E-1 Preferred Stock offering remains ongoing as of the date of this report.
Unit Purchase Agreement
On January 13, 2025, APLDH, our indirect wholly owned subsidiary, entered into the Unit Purchase Agreement for our HPC Hosting Business with MAM, pursuant to the terms of the which, MAM will invest up to $900 million to fund the equity portion of the construction costs for the Ellendale Campus, with the initial investment of $225 million payable at closing, and the remaining $675 million payable in increments of $2.25 million for each executed lease of 1 MW of capacity. MAM also will have a right to invest up to an additional $4.1 billion in future HPC development projects. MAM will receive preferred and common units for its investment. The common units will represent fifteen percent (15%) of APLDH’s fully diluted common equity. The preferred units will accrue a dividend at a rate of 12.75% per annum, paid in stock or cash, at APLDH’s election, which will increase by 87.5 basis points on the fifth and sixth anniversaries of the closing, if still outstanding, and will carry a minimum 1.80x multiple of invested capital liquidation preference, inclusive of the value of the common equity. The LLCA is also expected to contain customary provisions for transactions of this nature, including, for example, co-sale rights, transfer restrictions, governance rights, redemption rights, forced sale rights, and step-in rights. As of the date of this report, these terms (as set forth in the LLCA) have been finalized by the parties, the execution of which is expected to occur at closing, subject to satisfaction of the other closing conditions, such as, among other things, APLDH executing a lease with a hyperscaler for the first 100 MW on the Ellendale Campus, in a form acceptable to MAM, for us and APLDH to carry out the Internal Restructuring and entering into the Corporate Services Agreement, as well as customary closing conditions.
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
The investment proceeds from MAM, will be used to complete the buildout of the Ellendale Campus, including the Ellendale HPC Facility, repay the existing bridge debt, fund platform general and administrative expenses, and pay transaction expenses.
Warrant Issuance
On February 27, 2025, we issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of our common stock at the exercise price of $7.83 per share. The warrant is exercisable beginning on February 27, 2027 (the “Initial Exercise Date”), upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date.
Recent Developments
Potential Sale of Cloud Services Business
During the quarter ended February 28, 2025, we began discussions of the possible sale of the Cloud Services Business and on February 26, 2025, the Board of Directors approved the negotiation of a potential transaction. As of April 10, 2025, we determined that the Cloud Services Business met the criteria to be classified as “held for sale,” as the Board of Directors approved further plans for the sale of the segment. The potential sale of the Cloud Services Business represents a strategic shift in our operations and financial results. Beginning in the fourth quarter of fiscal 2025, we will report the Cloud Services Business as discontinued operations.
PSU Awards
On March 27, 2025, the compensation committee of our board of directors approved the following grants, under the Company’s 2024 Omnibus Equity Incentive Plan, of performance stock units, subject to time- and performance-based vesting conditions: (i) 1,600,000 to Wes Cummins, our Chief Executive Officer and Chairman of the Board of Directors, (ii) 245,000 to Saidal Mohmand, our Chief Financial Officer, and (iii) 600,000 to Laura Laltrello, our Chief Operating Officer.

Withdrawal of Designation
On April 11, 2025, we filed a Withdrawal of Designation relating to the Series F Convertible Preferred Stock with the Secretary of State of the State of Nevada and terminated the designation of the Series F Convertible Preferred Stock. At the time of the filing of the Withdrawal of Designation, no shares of Series F Convertible Preferred Stock were outstanding.

Results of Operations
Comparative Results for the Three and Nine Months Ended February 28, 2025 and February 29, 2024:
The following table sets forth key components of the results of operations (in thousands) during the three and nine months ended February 28, 2025 and February 29, 2024.

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenue:
Revenue	$52,921	$40,284	$175,567	$110,993
Related party revenue	—	3,064	1,926	10,883
Total revenue	52,921	43,348	177,493	121,876
Costs and expenses:
Cost of revenues	49,141	47,061	162,562	102,051
Selling, general and administrative (1)	22,723	30,020	66,852	66,456
Loss/(gain) on classification as held for sale (2)	—	21,723	(24,616)	21,723
Loss on abandonment of assets	—	—	769	—
Loss on legal settlement	—	—	—	2,380
Total costs and expenses	71,864	98,804	205,567	192,610
Operating loss	(18,943)	(55,456)	(28,074)	(70,734)
Interest expense, net (3)	8,897	4,770	23,687	9,522
Loss on conversion of debt	—	—	33,612	—
Loss on change in fair value of debt	—	—	85,439	—
Loss on change in fair value of related party debt	—	2,612	—	2,612
Loss on extinguishment of debt	1,177	—	1,177	—
Loss on extinguishment of related party debt	—	—	—	2,353
Loss on change in fair value of warrants	6,421	—	6,421	—
Net loss before income tax expenses	(35,438)	(62,838)	(178,410)	(85,221)
Income tax expense	117	—	118	—
Net loss	(35,555)	(62,838)	(178,528)	(85,221)
Net loss attributable to noncontrolling interest	—	—	—	(397)
Preferred dividends	(540)	—	(1,213)	—
Net loss attributable to common stockholders	$(36,095)	$(62,838)	$(179,741)	$(84,824)

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.52)	$(0.93)	$(0.77)
Basic and diluted weighted average number of shares outstanding	222,454,578	121,426,622	193,405,721	110,500,556

Adjusted Amounts (4)
Adjusted operating loss	$(8,764)	$(23,448)	$(28,171)	$(24,176)
Adjusted operating margin	(17)%	(54)%	(16)%	(20)%
Adjusted net loss attributable to common stockholders	$(17,778)	$(28,218)	$(51,976)	$(33,301)
Adjusted net loss attributable to common stockholders per diluted share	$(0.08)	$(0.23)	$(0.27)	$(0.30)
Other Financial Data (4)
EBITDA	$(8,302)	$(31,864)	$(76,351)	$(27,638)
as a percentage of revenues	(16)%	(74)%	(43)%	(23)%
Adjusted EBITDA	$10,015	$(1,287)	$51,369	$19,665
as a percentage of revenues	19%	(3)%	29%	16%

(1)Includes related party selling, general and administrative expense of $0.1 million and $0.1 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $0.2 million and $0.5 million for the nine months ended February 28, 2025 and February 29, 2024, respectively. See Note 5 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the nine months ended February 28, 2025. The three and nine months ended February 29, 2024 includes $21.7 million loss on held for sale classification related to the sale of the Garden City facility.
(3)There was no related party debt outstanding during the three and nine months ended February 28, 2025 and as such, no interest expense was incurred related to related party debt. For the three and nine months ended February 29, 2024, amounts include related party interest expense of $0.2 million and $0.8 million, respectively.
(4)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management’s Discussion and Analysis.
Commentary on Results of Operations Comparative Results for the Three Months Ended February 28, 2025 compared to the Three Months Ended February 29, 2024
Revenue
Revenue increased $12.6 million, or 31%, from $40.3 million for the three months ended February 29, 2024 to $52.9 million for the three months ended February 28, 2025. Approximately $12.2 million of the increase was due to the continued growth of our Cloud Services Business during the three months ended February 28, 2025 due to the deployment of four additional GPU clusters.
Related party revenue decreased $3.1 million, or 100%, from $3.1 million for the three months ended February 29, 2024 to no related party revenue for the three months ended February 28, 2025, driven by certain related parties terminating their contracts during the first fiscal quarter of fiscal year 2025.
Cost of revenues
Cost of revenues increased $2.1 million, or 4%, from $47.1 million for the three months ended February 29, 2024 to $49.1 million for the three months ended February 28, 2025. The increase was primarily driven by the growth in the business as more facilities were energized and additional services were provided to customers compared to the three months ended February 29, 2024. The change in cost of revenues is categorized as follows:
•approximately $5.1 million increase in lease and lease related expenses for the use of data center space to support our Cloud Services Business;
•approximately $2.8 million increase in depreciation and amortization expense due to an increase in owned and leased assets in-service directly supporting revenue;
•approximately $0.8 million increase in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount; and
•approximately $0.2 million increase in other expenses directly attributable to generating revenue.
These increases were partially offset by approximately $6.8 million decrease in energy costs primarily due to the sale of the Garden City facility during the fiscal year ended May 31, 2024.
Selling, general and administrative expense
Selling, general and administrative expense decreased $7.3 million, or 24%, from $30.0 million for the three months ended February 29, 2024 to $22.7 million for the three months ended February 28, 2025. The change in selling, general and administrative expense is categorized as follows:
•approximately $10.3 million decrease in depreciation and amortization primarily due to GPU cluster deployments, which are now revenue generating and as such, the depreciation and amortization is now captured as a part of cost of revenues;
•approximately $2.6 million decrease in professional service expenses primarily related to legal services provided on discrete transactions and projects, as well as general support of the business; and

•approximately $0.3 million decrease in personnel expenses for employee costs and other costs attributable to supporting the growth of the business.
These decreases were partially offset by a $6.0 million increase in stock-based compensation primarily due to accelerated vesting of certain employee stock awards and the recognition of expense related to performance stock units granted during the three months ended February 28, 2025.
Loss on classification of held for sale
Loss on classification of held for sale was $21.7 million for the three months ended February 29, 2024, due to the write down of the Garden City assets to their fair market value as part of the planned sale of that facility. There were no such losses recorded in the current year comparative period.
Interest expense, net
Interest expense, net increased $4.1 million, or 87%, from $4.8 million for the three months ended February 29, 2024, to $8.9 million for the three months ended February 28, 2025. The increase was primarily driven by a $3.6 million increase in loan interest due to loan activity as well as a $1.8 million increase in finance lease interest due to lease commencements during the three months ended February 28, 2025. These increases were partially offset by a $0.7 million increase in interest income due to an increase in funds held in money market accounts.
Loss on change in fair value of related party debt
Loss on change in fair value of related party debt was $2.6 million for the three months ended February 29, 2024, due to the change in fair value of one of our previously held related party loan. There were no such losses recorded in the current year comparative period.
Loss on extinguishment of debt
Loss on extinguishment of debt was $1.2 million for the three months ended February 28, 2025 due to the extinguishment of the Macquarie Promissory Note that was repaid during the period. There were no such losses recorded in the prior year comparative period.
Loss on change in fair value of warrants
Loss on change in fair value of warrants was $6.4 million for the three months ended February 28, 2025, due to the initial valuation of the STB Warrants issued during the period. There were no such losses recorded in the prior year comparative period.
Commentary on Results of Operations Comparative Results for the Nine Months Ended February 28, 2025 compared to the Nine Months Ended February 29, 2024
Revenue
Revenue increased $64.6 million, or 58%, from $111.0 million for the nine months ended February 29, 2024 to $175.6 million for the nine months ended February 28, 2025. Approximately $59.2 million of the increase was due to the continued growth of our Cloud Services Business due to the deployment of four additional GPU clusters between periods while the remaining increase, approximately $5.4 million, was primarily due to our Ellendale HPC Facility operating at full capacity during the current period .
Related party revenue decreased $9.0 million, or 82%, from $10.9 million for the nine months ended February 29, 2024 to $1.9 million for the nine months ended February 28, 2025, driven by certain related parties terminating their contracts during the first fiscal quarter of fiscal year 2025.
Cost of revenues
Cost of revenues increased by $60.5 million, or 59%, from $102.1 million for the nine months ended February 29, 2024 to $162.6 million for the nine months ended February 28, 2025. The increase was primarily driven by the growth in the business as more facilities were energized and more services were provided to customers compared to the nine months ended February 29, 2024. The change in cost of revenues is categorized as follows:
•approximately $48.1 million increase in depreciation and amortization expense due to an increase in owned and leased assets directly supporting revenue;

•approximately $14.4 million increase in lease and lease related expenses for the use of data center space to support our Cloud Services Business;
•approximately $5.7 million increase in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount; and
•approximately $2.5 million increase in other expenses directly attributable to generating revenue primarily related to property insurance premiums.
These increases were partially offset by approximately $10.1 million decrease in energy costs due to more favorable pricing during the nine months ended February 28, 2025.
Selling, general and administrative expense
Selling, general and administrative expense increased by $0.4 million, or 1%, from $66.5 million for the nine months ended February 29, 2024 to $66.9 million for the nine months ended February 28, 2025. The increase was primarily due to the overall growth in the business. The change in selling, general and administrative expense is categorized as follows:
•approximately $11.6 million increase in professional service expenses related to legal services provided on discrete transactions and projects as well as general support of the business;
•approximately $5.6 million increase in other expenses such as operating leases expense for data center space not yet being used to generate revenue;
•approximately $3.1 million increase in personnel expenses, related to an increase in salaries, wages and bonuses associated with the increase in headcount period over period; and
•approximately $1.1 million increase in other selling, general, and administrative expense such as travel, computer and software expenses.
These increases were partially offset by a decrease of approximately $16.2 million in depreciation and amortization expense due to additional owned and leased assets that are now being used to generate revenue and as such, the depreciation and amortization is now captured as a part of cost of revenues. Additionally, there was a decrease of approximately $4.8 million in stock-based compensation expense due to the cancellation of certain performance based awards and terminations during the period, accompanied by forfeitures of previously issued awards, resulting in a reversal of the expense previously recognized for the associated awards.
Loss/(gain) on classification of held for sale
Gain on classification of held for sale was $24.6 million for the nine months ended February 28, 2025 due to the receipt of $25.0 million of funds released from escrow in association with the sale of our Garden City facility which was partially offset by a $0.4 million loss on assets held for sale associated with the write down of certain assets to their fair market value upon disposal. Comparatively, there was a $21.7 million loss on classification of held for sale due to the write down of the Garden City assets to their fair market value as part of the planned sale of that facility during the nine months ended February 29, 2024.
Loss on abandonment of assets
Loss on abandonment of assets was $0.8 million for the nine months ended February 28, 2025, driven by the write down of assets to their fair value upon disposal. There were no such losses recorded in the prior year comparative period.
Loss on legal settlement
Loss on legal settlement was $2.4 million for the nine months ended February 29, 2024 due to a settlement agreement entered into by the Company with respect to employment-related claims by a former executive. The terms of the settlement included payment to the claimant of $2.4 million. There were no such losses recorded in the current year comparative period.
Interest expense, net
Interest expense, net increased $14.2 million, or 149%, from $9.5 million for the nine months ended February 29, 2024 to $23.7 million for the nine months ended February 28, 2025. The increase was primarily driven by a $8.3 million increase in finance lease interest due to lease commencements as well as a $7.9 million increase in loan interest due to loan activity in the nine months ended February 28, 2025. These increases were partially offset by a $1.9 million increase in interest income due to an increase in funds held in money market accounts.

Loss on conversion of debt
Loss on conversion of debt was $33.6 million for the nine months ended February 28, 2025, due to the difference in fair value to the price at which the YA Notes were converted. There was no such activity recorded in the prior year comparative period.
Loss on change in fair value of debt
Loss on change in fair value of debt was $85.4 million for the nine months ended February 28, 2025, primarily due to a loss of approximately $89.6 million related to the change in fair value of the conversion option derivative of the 2.75% Senior Unsecured Convertible Note during the two week period in which the Company did not have sufficient authorized shares to settle such conversion fully in shares. This loss was partially offset by a gain of approximately $4.1 million related to the change in the fair value of the YA Notes. There were no such losses recorded in the prior year comparative period.
Loss on change in fair value of related party debt
Loss on change in fair value of related party debt was $2.6 million for the nine months ended February 29, 2024, due to the change in fair value of one of our previously held related party loan. There were no such losses recorded in the current year comparative period.
Loss on extinguishment of debt
Loss on extinguishment of debt was $1.2 million for the nine months ended February 28, 2025, due to the loan issuance costs related to the Macquarie Promissory Note that was repaid in the nine months ended February 28, 2025. There were no such losses recorded in the prior year comparative period.
Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $2.4 million for the nine months ended February 29, 2024, due to the termination fees related to a previously held related party loan There were no such losses recorded in the current year comparative period.
Loss on change in fair value of warrants
Loss on change in fair value of warrants was $6.4 million for the nine months ended February 28, 2025, due to the initial valuation of the STB Warrants issued during the nine months ended February 28, 2025. There were no such losses recorded in the prior year comparative period.
Comparative Segment Data for the Three and Nine Months Ended February 28, 2025 and February 29, 2024:
The following table sets forth our operating profit (loss) for each of our segments for the three and nine months ended February 28, 2025 and February 29, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Segment profit (loss)
Data Center Hosting Business	$8,780	$(24,443)	$57,181	$(4,647)
Cloud Services Business	(10,308)	(21,565)	(31,928)	(40,694)
HPC Hosting Business	(222)	(1,445)	(9,022)	(3,106)
Total segment (loss) profit	$(1,750)	$(47,453)	$16,231	$(48,447)
Commentary on Segment Data Comparative Results for the Three Months Ended February 28, 2025 compared to the Three Months Ended February 29, 2024
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $33.2 million, or 136%, from a loss of $24.4 million for the three months ended February 29, 2024 to a profit of $8.8 million for the three months ended February 28, 2025. This increase was primarily due to a $21.7 million loss on classification of held for sale related to the sale of the Garden City facility during the three months ended February 29, 2024, with no such losses recorded in the current year comparative period. Additionally, cost of revenues decreased by approximately $13.1 million for the three months ended February 28, 2025 compared to the prior period, primarily due to power and other operating expenses incurred at the Garden City facility during the three months ended February 29, 2024, since this facility was sold between the periods.
Cloud Services Business
Operating Loss
Cloud Services Business operating loss decreased $11.3 million, or 52%, from a loss of $21.6 million for the three months ended February 29, 2024 to a loss of $10.3 million for the three months ended February 28, 2025, primarily driven by a $12.2 million increase in revenue due to the deployment of four additional GPU clusters between periods, partially offset by increased amortization expense on finance leases of computing equipment and increased occupancy costs from operating leases.
HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss decreased $1.2 million, or 85%, from a loss of $1.4 million for the three months ended February 29, 2024 to a loss of $0.2 million for the three months ended February 28, 2025. The change is primarily due to the capitalization of costs associated with the construction of our Ellendale Campus in accordance with our capitalization policy.
Commentary on Segment Data Comparative Results for the Nine Months Ended February 28, 2025 compared to the Nine Months Ended February 29, 2024
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $61.8 million, or 1,330%, from a loss of $4.6 million for the nine months ended February 29, 2024 to a profit of $57.2 million for the nine months ended February 28, 2025. This increase was primarily due to the recognition of a $25.0 million gain on classification of held for sale due to the release of escrowed funds related to the sale of the Garden City facility. Comparatively, there was recognition of a $21.7 million loss on classification of held for sale related to the sale of the Garden City facility. Other operating expenses attributable to the Garden City facility including power and depreciation decreased by approximately $20.3 million, since this facility was sold between the periods. Increases in operating profit were partially offset by decreases in segment revenue and increased headcount costs.
Cloud Services Business
Operating Loss
Cloud Services Business operating loss decreased $8.8 million, or 22%, from a loss of $40.7 million for the nine months ended February 29, 2024 to a loss of $31.9 million for the nine months ended February 28, 2025, primarily driven by a $59.2 million increase in revenue due to the deployment of four additional GPU clusters between the periods and a decrease of $22.6 million in selling, general and administrative expense, partially offset by increased cost of revenue of $73.2 million primarily driven by amortization expense on finance leases related to computing equipment and increased occupancy costs from operating leases.
HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss increased $5.9 million, or 190%, from a loss of $3.1 million for the nine months ended February 29, 2024 to a loss of $9.0 million for the nine months ended February 28, 2025. The loss was largely comprised of legal expenses incurred in connection with discrete projects and amortization expense related to finance leases as we ramp up our HPC Hosting Business.

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
Adjusted Operating Loss, Adjusted net loss attributable to common stockholders, and Adjusted net loss attributable to common stockholders per diluted share
“Adjusted Operating Loss” and “Adjusted net loss attributable to common stockholders” are non-GAAP financial measures that represent operating loss and net loss attributable to common stockholders, respectively. Adjusted Operating Loss is Operating loss excluding stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, non-recurring research and development expenses, loss on abandonment of assets, loss/(gain) on classification of held for sale, accelerated depreciation and amortization, loss on legal settlement, as well as other non-recurring expenses that Management believes are not representative of the Company’s expected ongoing costs. Adjusted net loss attributable to common stockholders is Adjusted Operating Loss further adjusted for the loss on change in fair value of warrants, loss on conversion of debt, loss on change in fair value of debt and related party debt, respectively and loss on the extinguishment of debt and related party debt, respectively and preferred dividends. We define “Adjusted net loss attributable to common stockholders per diluted share” as Adjusted net loss attributable to common stockholders divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, research and development expenses, loss/(gain) on classification of held for sale, loss on abandonment of assets, loss on conversion of debt, loss on change in fair value of debt and related party debt, respectively, loss on change in fair value of warrants, loss on extinguishment of debt and related party debt, respectively, loss on legal settlement and preferred dividends as well as other non-recurring expenses that Management believes are not representative of our expected ongoing costs.

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended		Nine Months Ended
$ in thousands	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Adjusted operating loss
Operating loss (GAAP)	$(18,943)	$(55,456)	$(28,074)	$(70,734)
Stock-based compensation	9,170	3,071	9,405	13,511
Non-recurring repair expenses (1)	3	—	173	—
Diligence, acquisition, disposition and integration expenses (2)	561	3,168	12,228	3,703
Litigation expenses (3)	174	81	1,341	657
Research and development expenses (4)	—	(65)	36	119
Loss on abandonment of assets	—	—	769	—
Loss/(gain) on classification of held for sale	—	21,723	(24,616)	21,723
Accelerated depreciation and amortization (5)	—	4,043	45	4,220
Loss on legal settlement	—	—	—	2,380
Other non-recurring expenses (6)	271	(13)	522	245
Adjusted operating loss (Non-GAAP)	$(8,764)	$(23,448)	$(28,171)	$(24,176)
Adjusted operating margin	(17)%	(54)%	(16)%	(20)%

Adjusted net loss attributable to common stockholders
Net loss attributable to common stockholders (GAAP)	$(36,095)	$(62,838)	$(179,741)	$(84,824)
Stock-based compensation	9,170	3,071	9,405	13,511
Non-recurring repair expenses (1)	3	—	173	—
Diligence, acquisition, disposition and integration expenses (2)	561	3,168	12,228	3,703
Litigation expenses (3)	174	81	1,341	657
Research and development expenses (4)	—	(65)	36	119
Loss on abandonment of assets	—	—	769	—
Loss/(gain) on classification of held for sale	—	21,723	(24,616)	21,723
Accelerated depreciation and amortization (5)	—	4,043	45	4,220
Loss on legal settlement	—	—	—	2,380
Loss on change in fair value of warrants	6,421	—	6,421	—
Loss on conversion of debt (7)	—	—	33,612	—
Loss on change in fair value of debt (8)	—	—	85,439	—
Loss on change in fair value of related party debt	—	2,612	—	2,612
Loss on extinguishment of debt	1,177	—	1,177	—
Loss on extinguishment of related party debt	—	—	—	2,353
Preferred dividends	540	—	1,213	—
Other non-recurring expenses (6)	271	(13)	522	245
Adjusted net loss attributable to common stockholders (Non-GAAP)	$(17,778)	$(28,218)	$(51,976)	$(33,301)
Adjusted net loss attributable to common stockholders per diluted share (Non-GAAP)	$(0.08)	$(0.23)	$(0.27)	$(0.30)

EBITDA and Adjusted EBITDA
Net loss attributable to common stockholders (GAAP)	$(36,095)	$(62,838)	$(179,741)	$(84,824)
Interest expense, net	8,897	4,770	23,687	9,522

Income tax expense	117	—	118	—
Depreciation and amortization (5)	18,779	26,204	79,585	47,664
EBITDA (Non-GAAP)	$(8,302)	$(31,864)	$(76,351)	$(27,638)
Stock-based compensation	9,170	3,071	9,405	13,511
Non-recurring repair expenses (1)	3	—	173	—
Diligence, acquisition, disposition and integration expenses (2)	561	3,168	12,228	3,703
Litigation expenses (3)	174	81	1,341	657
Research and development expenses (4)	—	(65)	36	119
Loss/(gain) on classification of held for sale	—	21,723	(24,616)	21,723
Loss on abandonment of assets	—	—	769	—
Loss on conversion of debt (7)	—	—	33,612	—
Loss on change in fair value of debt (8)	—	—	85,439	—
Loss on change in fair value of related party debt	—	2,612	—	2,612
Loss on change in fair value of warrants	6,421	—	6,421	—
Loss on extinguishment of debt	1,177	—	1,177	—
Loss on extinguishment of related party debt	—	—	—	2,353
Loss on legal settlement	—	—	—	2,380
Preferred dividends	540	—	1,213	—
Other non-recurring expenses (6)	271	(13)	522	245
Adjusted EBITDA (Non-GAAP)	$10,015	$(1,287)	$51,369	$19,665
(1)Represents costs incurred in the repair and replacement of equipment at our Ellendale HPC Facility as a result of the previously disclosed power outage.
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
Sources of Liquidity
As of February 28, 2025, we had unrestricted cash and cash equivalents of $68.7 million, funds restricted for construction expenditures of $154.1 million and a working capital deficit of $119.3 million. Historically, we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuances of common stock, preferred stock, convertible promissory notes, senior unsecured convertible notes, debt facilities and the receipt of contractual deposits and revenue payments from customers.
In addition to the sources of liquidity noted below, we have the ability and intent to sell additional shares of Series E-1 Preferred Stock which would generate proceeds of approximately $12.0 million. Also, as disclosed in the Business Update above, our Board of Directors has approved the potential sale of our Cloud Services Business, which will reclassify certain non-current assets and long-term liabilities on our balance sheet to current assets and current liabilities and will result in a net working capital surplus of $117.6 million.

Finally, we have the ability to modify the timing of our capital spending and extend our payment terms with vendors, if necessary.
Recent Financing Activities
See Note 6 - Debt in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans and other debt instruments.
On June 7, 2024, we entered into a promissory note with CIM Lender for borrowings of up to $125 million. During the nine months ended February 28, 2025, the total amount borrowed under the CIM Promissory Note was $125 million. On November 27, 2024, in connection with the Macquarie Promissory Note, we repaid the CIM Promissory Note in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses.
During the nine months ended February 28, 2025, Applied Digital Cloud Corporation, our wholly-owned subsidiary, entered into two Simple Agreement for Future Equity (“SAFE”) agreements totaling $12.0 million with an investor.
During the nine months ended February 28, 2025, under the “at the market” sale agreement with Roth Capital Partners, LLC, we sold approximately 3.1 million shares for net proceeds of approximately $14.6 million with commission and legal fees related to the issuance of approximately $0.5 million. This offering was completed as of August 31, 2024.
During the nine months ended February 28, 2025, we closed on four offerings of the Series E Preferred Stock in which we sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million. The Series E Dealer Manager Agreement was terminated upon the termination of the Series E Preferred Stock offering on August 9, 2024.
On July 9, 2024, we entered into a Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which we may offer and sell, from time to time, through the Agents, up to $125 million shares of our common stock. As of the date of this report, approximately 3.0 million shares of our common stock had been issued and sold under the Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. This offering is no longer active.
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
On August 29, 2024, we entered into a securities purchase agreement with YA II PN, LTD. for the private placement of 53,191 shares of Series F Convertible Preferred Stock of the Company, par value $0.001 per share with a Stated Value of $1,000 per share. The transaction closed on August 30, 2024, for total proceeds to us of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds. During the three months ended February 28, 2025, 43,000 shares of Series F Convertible Preferred Stock were converted into approximately 6.1 million shares of the Company’s common stock. During the nine months ended February 28, 2025, all 53,191 shares of Series F Convertible Preferred Stock were converted into approximately 7.6 million shares of the Company’s common stock. As of February 28, 2025, there is no outstanding Series F Convertible Preferred Stock.
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
On September 23, 2024, we entered into the Dealer Manager Agreement with the Dealer Manager pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for the offering of up to 62,500 shares of our Series E-1 Preferred Stock, at a price per share of $1,000 per share, pursuant to our Registration Statement on Form S-1, filed with the SEC on September 23, 2024. During the three months ended February 28, 2025, the Company closed on four offerings of the Series E-1 Preferred Stock in which the Company issued and sold 33,404 shares for gross proceeds of $33.4 million for a total of six offerings during the nine months ended February 28, 2025, in which the Company issued 39,763 shares for gross proceeds of $39.8 million. The Series E-1 Preferred Stock offering remains ongoing as of the date of this report.
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
On November 27, 2024, APLD ELN-02 Holdings LLC, our subsidiary, entered into the Macquarie Promissory Note with Macquarie Equipment Capital, Inc. for a loan of $150 million. The proceeds from the Macquarie Promissory Note were used to repay in full and terminate the CIM Promissory Note as well as all obligations under the March Note. On February 11, 2025, in connection with entering into the SMBC Credit Agreement (as defined and described below), with the proceeds of the SMBC Loans (as defined below), we repaid the Macquarie Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and multiple on invested capital.
As of November 30, 2024, an aggregate of $71.3 million of the YA Notes had been converted, in exchange for the issuance by us of 19.1 million shares of common stock to YA Fund, and the aggregate principal amount outstanding under the March Note was $6.9 million (consisting of the remaining principal amount of $4.8 million and the additional $2.1 million Commitment Fee), which was repaid in full during the quarter ended February 28, 2025, including all outstanding and unpaid principal, accrued interest, fees, and expenses.
On February 11, 2025, APLD HPC Holdings LLC, our subsidiary, entered into a credit and guaranty agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”) for an aggregate of $375 million of term loans (the “SMBC Loans”). The proceeds from the SMBC Loans were used to: (i) prepay in full the Macquarie Promissory Note, (ii) pay for certain data center project development costs at the Ellendale Campus, and (iii) fund the Interest Reserve Account as defined in the SMBC Credit Agreement. Remaining proceeds have been deposited into a separate bank account for future construction costs at the Ellendale Campus.
During the nine months ended February 28, 2025, we received $41.1 million in payments for future cloud services and $95.4 million in payments for future data center hosting services.
Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of February 28, 2025 (in thousands):

	Payments Due by Period
	Total	FY 2025	FY 2026	FY 2027	FY 2028	FY 2029	FY 2030 and Thereafter
Debt obligations(1)	871,910	2,492	10,454	386,129	7,659	3,176	462,000
Interest on debt obligations(2)	115,299	7,832	14,713	54,390	13,142	12,676	12,547
Operating lease obligations(3)	153,841	8,978	36,761	37,612	38,597	28,355	3,537
Financing lease obligations(4)	183,492	37,498	145,979	14	1	—	—
Power commitments(5)	54,236	7,058	28,000	19,178	—	—	—
Preferred share dividends(6)	21,755	468	4,257	4,257	4,257	4,257	4,257
(1)Debt obligations presented in the table reflect scheduled principal payments related to our long-term debt as described in Note 6 to the unaudited condensed consolidated financial statements for further discussion.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 6 to the unaudited condensed consolidated financial statements for further discussion.
(3)Operating lease obligations include future minimum payments for our operating leases.

(4)Financing lease obligations include future minimum payments for our finance leases. We have entered into various leases which are executed but not yet commenced with total minimum payments of approximately $16.6 million and terms of 2 years.
(5)Power commitments represents our obligation related to the energy services agreement for our Jamestown, North Dakota co-hosting facility payable. See Note 10 to the unaudited condensed consolidated financial statements for further discussion.
(6)Preferred share dividends represent future dividend payments in accordance with preferred stock that has been issued.
Funding Requirements
We have experienced net losses through the period ended February 28, 2025. Our transition to profitability is dependent on the successful operation of our business.
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
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations. We believe that the significant investments in property and equipment will remain throughout fiscal year 2025 as we continue construction of our HPC hosting facilities.
Summary of Cash Flows
The following table provides information about our net cash flow for the nine months ended February 28, 2025 and February 29, 2024, respectively.

	Nine Months Ended
$ in thousands	February 28, 2025	February 29, 2024
Net cash (used in) provided by operating activities	$(122,257)	$45,338
Net cash used in investing activities	(465,678)	(119,959)
Net cash provided by financing activities	817,471	72,027
Net increase (decrease) in cash and cash equivalents	229,536	(2,594)
Cash, cash equivalents, and restricted cash at beginning of year	31,688	43,574
Cash, cash equivalents, and restricted cash at end of period	$261,224	$40,980
Commentary on the change in cash flows between the Nine Months Ended February 28, 2025 and Nine Months Ended February 29, 2024
Operating Activities
The net cash (used in) provided by operating activities changed by $167.6 million, or 370%, from net cash provided by operating activities of $45.3 million for the nine months ended February 29, 2024 to net cash used in operating activities of $122.3 million for the nine months ended February 28, 2025. This change was primarily driven by a large increase in accounts payable due to the timing of payments between the periods and a gain on classification of held for sale due to the receipt of $25.0 million of funds released from escrow in association with the sale of our Garden City facility. Also contributing to this change was a decrease in deferred revenue due to changes in our customer base relative to the prior comparative period as well as timing of collections during the nine months ended February 28, 2025.
These impacts were partially offset by an $85.4 million loss on change in fair value of debt primarily due a loss of approximately $89.6 million related to the change in fair value of the conversion option derivative of the 2.75% Senior Unsecured Convertible Note during the two week period in which the Company did not have sufficient authorized shares to settle such conversion fully in shares. This loss was offset by a gain of approximately $4.1 million related to the change in the fair value of the YA Notes.
Investing Activities
The net cash used in investing activities increased by $345.7 million, or 288% from $120.0 million for the nine months ended February 29, 2024 to $465.7 million for the nine months ended February 28, 2025. This increase was primarily due to an increase of approximately $398.9 million in investments in property and equipment during the nine months ended February 28, 2025 as our payments in the current periods for construction of the Ellendale, North Dakota data center hosting facilities outpaced the comparative period construction payments for the Garden City hosting facility and our HPC data centers in the prior year. These increases were partially offset by the receipt of $25.0 million of funds that were released from escrow in association with the sale of our Garden City facility as well as a decrease of $30.3 million in lease prepayments made for leases of hosting equipment to support our Cloud Services Business during the nine months ended February 28, 2025.
Financing Activities
The net cash provided by financing activities increased by $745.4 million, or 1,035%, from $72.0 million for the nine months ended February 29, 2024 to $817.5 million for the nine months ended February 28, 2025. The primary reasons for the change were an increase in the receipt of net proceeds from offerings of our common and preferred stock of approximately $151.9 million, proceeds from the issuance of a convertible note offering of $450.0 million and net debt borrowings of approximately $359.5 million, as well as the receipt of $12.0 million from SAFE agreements for equity in Applied Digital Cloud Corporation, a wholly-owned subsidiary of the Company, during the nine months ended February 28, 2025. These increases were partially offset by the payment of approximately $42.9 million in debt financing costs, an increase of approximately $66.5 million in finance lease payments as well as approximately $104.5 million cash used for the capped call and prepaid forward related to the Senior Unsecured Convertible Notes offering during the nine months ended February 28, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2025, have concluded that our disclosure controls and procedures were not effective as of February 28, 2025, as a result of the material weaknesses in our internal control over financial reporting disclosed below.
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
Remediation
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
Additionally, management has made modifications to our processes pertaining to related party transactions and disclosures during the three months ended August 31, 2024 and the three months ended November 30, 2024. These modifications enhanced the precision relating to effectively identifying related party transactions and disclosing their related transactions in our financial statements. Due to these enhancements, we believe the past reported material weakness is considered remediated as of February 28, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above that are in process, that occurred during the three months ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss. On January 3, 2025, the defendants filed their reply in further support of the Motion to Dismiss. See discussion in “Note 10 - Commitments and Contingencies”.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended May 31, 2024, as supplemented by the Risk Factors included in Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on November 5, 2024 and in Item 1A of the Company’s Form 10-Q filed with the SEC on January 14, 2025.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.
Operating and growing our business demands significant electrical infrastructure components and construction materials. While we proactively procure these materials from our suppliers in sufficient quantities to facilitate hardware deployment at scale and on accelerated construction timelines, we cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of construction materials and specialized electricity distribution equipment in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
The U.S. government has adopted new approaches to trade policy and in some cases, may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other countries and types of foreign goods. Any such current and future tariff increases, expanding the tariffs to capture other countries and types of foreign goods or other changes in U.S. trade policy may make it more difficult or costly for us to procure construction materials and specialized electricity distribution equipment required to develop our HPC and AI facilities. As a result, the timely completion of our HPC and AI projects may be delayed and our ability to collect any potential revenue from the HPC Hosting Business segment in the future may be compromised, which could have a material adverse effect on our expansion strategy and our ability to generate significant or any revenue from this business segment.
In addition, in response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
During the three months ended February 28, 2025, we issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of our common stock at the exercise price of $7.38 per share.
The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).
During the three months ended February 28, 2025, there were no other unregistered sales of our securities except as reported above or previously reported in our Current Reports on Form 8-K.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
Withdrawal of Designation
On April 11, 2025, we filed a Withdrawal of Designation relating to the Series F Convertible Preferred Stock (the “Withdrawal of Designation”) with the Secretary of State of the State of Nevada and terminated the designation of the Series F Convertible Preferred Stock. At the time of the filing of the Withdrawal of Designation, no shares of Series F Convertible Preferred Stock were outstanding. The Withdrawal of Designation was effective upon filing and eliminated from the Company’s Second Amended and Restated Articles of Incorporation, as amended, all matters set forth in the previously-filed Certificate of Designation with respect to the previously designated Series F Convertible Preferred Stock.
(c)
During the fiscal quarter ended February 28, 2025, two of our board members adopted Rule 10b5-1 plans:
Ella Benson adopted a Rule 10b5-1 plan providing for the sale of up to 26,823 shares of the Company’s common stock. Pursuant to this plan, Ms. Benson may sell shares of common stock beginning May 31, 2025, subject to the terms of the agreement, and the plan terminates on December 31, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Rachel Lee adopted a Rule 10b5-1 plan providing for the sale of up to 38,515 shares of the Company’s common stock. Pursuant to this plan, Ms. Lee may sell shares of common stock beginning May 25, 2025, subject to the terms of the agreement, and the plan terminates on December 31, 2025. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Except as provided above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K), during the fiscal quarter ended February 28, 2025.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document
3.1*	Certificate, Amendment or Withdrawal of Designation, relating to the Series F Preferred Stock, filed with the Secretary of State of Nevada on April 11, 2025.
4.1*	Warrant, dated February 27, 2025, by and between Applied Digital Corporation and STB Applied Holdings LLC.
10.1†
Offer Letter, dated November 26, 2024, by and between Applied Digital Corporation and Laura Laltrello. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2024).

10.2†
Form of Restricted Stock Unit Award Agreement, by and between the Company and Laura Laltrello. (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 6, 2025).

10.3†
Performance Stock Unit Award, dated January 7, 2025, by and between Applied Digital Corporation and Wes Cummins. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2025).

10.4†
Performance Stock Unit Award, dated January 2, 2025, by and between Applied Digital Corporation and Saidal Mohmand. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2025).

10.5†
Performance Stock Unit Award, dated January 2, 2025, by and between Applied Digital Corporation and David Rench. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2025).

10.6^
Unit Purchase Agreement, dated January 13, 2025, by and among Applied Digital Corporation, APLD HPC Holdings LLC and MIP VI Holdings II, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.7^
Credit and Guaranty Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors, the Lenders and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

10.8
Pledge Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, APLD HPC TopCo LLC and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

10.9
Parent Guarantee, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, Applied Digital Corporation and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

10.10^
Collateral Agency, Security and Depositary Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

10.11^
First Amendment to Unit Purchase Agreement, dated February 11, 2025, by and between Applied Digital Corporation, APLD HPC Holdings LLC, APLD HPC TopCo LLC, and MIP VI HPC Holdings, LLC. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 13, 2025).

10.12†
Transition Agreement, dated February 18, 2025, by and between the Company and David Rench. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2025).

10.13†
Separation Agreement, dated February 20, 2025, by and between the Company and Michael Maniscalco. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2025).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on April 14, 2025.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins
Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ Saidal Mohmand
Name: Saidal Mohmand
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)