Form 10-K
period 2025-05-31
Applied Digital Corp.
filed 2025-07-30
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.9 billion, based on the closing price of the registrant’s common stock on November 30, 2024, as reported on the Nasdaq Global Select Market. Shares of the registrant’s common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 261,519,794 shares of common stock as of July 29, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended May 31, 2025, are incorporated by reference in Part III of this Form 10-K.

Part I
FORWARD LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. You can identify these forward-looking statements through our use of words such as "will," “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future. Statements that contain these words and other statements that are forward-looking in nature should be read carefully because they discuss future expectations, contain projections of future results of operations or of financial positions, or state other “forward-looking” information.
These statements are based on our management’s beliefs and assumptions, which are based on currently available information. Our actual results, and the assumptions on which we relied, could prove materially different from our expectations. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. There are a number of important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:
•our ability to complete construction of the first 100 MW HPC facility of our 400 MW Ellendale, North Dakota data center campus ("Polaris Forge 1"), formerly known as the Company's Ellendale Campus;
•our ability to complete the negotiation and execution of the definitive transaction documents required to close the Unit Purchase Agreement, dated January 13, 2025, by and among Applied Digital Corporation, APLD HPC Holdings LLC and MIP VI Holdings II, LLC;
•our ability to complete the negotiation and execution of the definitive transaction documents to close the sale of our Cloud Services Business that is currently held for sale and treated as discontinued operations;
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
The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should carefully review the "Risk Factors" described in Item 1A of this Annual Report on Form 10-K, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition, or cash flows.
You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis.
Item 1. Business
Overview
Our Business
We are a United States ("U.S.") designer, developer, and operator of next-generation data center infrastructure across North America. We provide data center infrastructure solutions to the rapidly growing industries of high-performance computing ("HPC") and artificial intelligence ("AI"). We operate in two distinct business segments, blockchain data center hosting (the "Data Center Hosting Business") and HPC data center hosting (the "HPC Hosting Business"), as further discussed below. During the fiscal year 2025, we determined that the Cloud Services Business met the criteria to be classified as “held for sale” on our consolidated balance sheets as the Board of Directors approved plans for the sale of the segment. The potential sale of the Cloud Services Business, which was previously included as a reportable segment, represents a strategic shift in our operations and financial results and as such, we have excluded the results of this business from both continuing operations and segment results and presented them in discontinued operations on the consolidated statements of operations for all periods presented.
Data Center Hosting Business
Our Data Center Hosting Business provides energized infrastructure services to crypto mining customers. Our custom-designed data centers allow customers to rent space based on their power requirements. We currently serve one crypto mining customer with a remaining contractual term of two and a half years. This business segment accounts for all of the revenue we generated from our continuing operations for the fiscal year ended May 31, 2025.
We currently operate sites in Jamestown and Ellendale, North Dakota, with a total hosting capacity of approximately 286 MW as follows:
•Jamestown, North Dakota: 106 MW facility.
•Ellendale, North Dakota: 180 MW facility.
HPC Hosting Business
Our HPC Hosting Business specializes in designing, constructing, and operating data centers tailored to support high power density applications like HPC and AI.
We are currently building a HPC focused campus comprised of three data centers, which are the first AI focused facilities in our Polaris Forge portfolio, in Ellendale, North Dakota. We are under construction on the first two buildings: a 100 MW and a 150 MW data center, respectively. These facilities are purpose built for high power density GPUs and along with a third 150 MW data center, will comprise our Polaris Forge 1 campus. On May 28, 2025, the Company entered into two lease agreements for the first two buildings, totaling 250 MWs.
We anticipate that this business segment will begin generating meaningful revenues once the first building within Polaris Forge 1 becomes operational, which is expected in calendar year 2025.
Discontinued Operations
Cloud Services Business
The Cloud Services Business, which is operated through our wholly owned subsidiary, Applied Digital Cloud Corporation ("Applied Digital Cloud"), has locations in three states: Colorado, Minnesota and Utah. This business provides cloud services to customers, such as AI and machine learning developers by renting space at third party co-location centers and providing the customers with access to its cloud computing equipment.
Competition
As a company designing, constructing, and operating data centers, we face significant competition from various data center providers in the U.S. We compete with several prominent data center providers in the US, including Digital Realty, Equinix, Inc., NTT, and various private operators. These competitors own or operate properties similar to our data centers. Specifically, within our Data Center Hosting Business, we compete against Bitdeer Technologies Group and Riot Platforms, amongst other private operators. As we navigate this competitive landscape, we strive to innovate and differentiate our services to attract and retain customers.
Many of our competitors offer more locations in more markets worldwide and have well-established international operations. Many of our competitors may have significant advantages over us, including greater name recognition, longer operating histories, higher operating margins, pre-existing relationships with current or potential customers, the capacity to provide the same or additional products and services at a lower cost, more significant marketing budgets and other financial and operational resources, more robust internal controls and systems, and better established, more extensive scale and lower cost suppliers and supplier relationships.
Industry Trends
We believe the data center industry is poised for significant growth, driven by the rapid adoption of digital technologies across all sectors. As businesses prioritize digital transformation, the demand for data center infrastructure is expected to increase substantially. Companies require robust, reliable and scalable solutions to process, analyze and store vast amounts of data in real-time, and data centers play a crucial role in meeting these needs.
Sustainability and energy efficiency are increasingly important considerations in the data center industry. Companies are investing in renewable energy sources, such as solar and wind power, and implementing advanced cooling and power management technologies to reduce their environmental impact and operating costs.
The AI market has experienced significant growth and development in recent years, with the rapid advancement of machine learning, natural language processing, and computer vision. The global AI market is expected to reach $500 billion by 2027, driven by increasing adoption across various industries, including healthcare, finance, transportation, and manufacturing. However, the AI landscape is also facing challenges and uncertainties. Developing more advanced AI systems, such as large language models and generative AI, has raised concerns about potential misuse, bias, and the displacement of human workers. Companies operating in AI are under increasing pressure to address these issues and ensure responsible development and deployment of their technologies.
We believe substantial growth in the data center industry will be driven by AI which requires high power density, changing the power and cooling requirements of the data center design. The explosive growth of generative AI combined with the demand for a different type of data center infrastructure has led us to pursue a core specialization in AI focused data centers.
We believe that providers offering comprehensive power, space and connectivity solutions globally while prioritizing sustainability and energy efficiency will be best positioned to capitalize on the increasing demand for data center services.
Materials and Suppliers
Developing Polaris Forge 1 demands significant electrical infrastructure components and construction raw materials, including some that may be impacted by tariffs. While we proactively procure these materials from our suppliers in sufficient quantities to facilitate hardware deployment at scale and on accelerated construction timelines, we cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of construction materials and specialized electricity distribution equipment in the future, as discussed under "Risk Factors" below. To mitigate potential supply chain disruptions and any impact of tariffs and to ensure the smooth operation of our facilities, we have established long-term contracts and agreements with key suppliers. These arrangements give us greater certainty regarding the availability and pricing of essential components and materials. Furthermore, we continuously monitor market trends and maintain open lines of communication with our suppliers to anticipate and address potential supply chain challenges.
By proactively managing our supplier relationships, securing necessary materials in advance and closely monitoring market conditions, we aim to minimize the impact of supply chain fluctuations on our operations. This approach enables us to maintain a steady pace of hardware deployments and facility development, ultimately supporting our goal of expanding our HPC capabilities and maximizing shareholder value. However, we rely on a limited number of vendors for certain products and services for our data center facilities, and some of our contracts provide a single source of materials. If any of our key suppliers cannot perform under their contracts or satisfy our orders, it could significantly delay our data center development and operations. While we may be able to engage replacement suppliers, this would likely lead to operational delays and increased costs.
Global Logistics
Global supply logistics have caused delays across all distribution channels, impacting the markets we serve. Delivery schedules for specialized equipment, such as power and cooling systems for HPC data centers, including AI focused data centers, have been affected due to constraints on globalized supply chains and have and may be further impacted by tariffs. These constraints extend to procuring construction materials and specialized electricity distribution equipment required to develop HPC and AI facilities. Efforts to mitigate delivery delays are ongoing to avoid materially impacting deployment schedules; however, there are no assurances that such mitigation efforts will continue to be successful. To help address global supply logistics and pricing concerns, we have implemented proactive measures such as procuring and holding required materials. We continuously monitor developments in the global supply chain which is necessary to assess their potential impact on the Company’s expansion plans within the HPC market.
Regulatory
The regulatory landscape surrounding HPC and blockchain hosting services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. Any such developments may significantly impact our business and operations in ways that are difficult to predict.
In the realm of cloud computing, there are growing concerns about the ethical implications and potential misuse of these technologies, particularly in association with AI and machine learning. Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines.
The amount of energy used for crypto mining and colocation services has also received significant attention. In January 2024, the U.S. Energy Information Administration conducted an emergency survey of electricity consumption data from cryptocurrency mining companies in the U.S. This indicates that more focus is being placed on the energy usage of these activities. It is unclear how the information collected will be used for future regulations, but it is expected that energy efficiency and sustainability will be critical factors regulating this industry.
Furthermore, using digital assets, including Bitcoin, in illicit financial activities has been a significant concern for regulators and lawmakers. Leaders in the U.S. House Financial Services Committee and U.S. Senate Banking Committee have expressed interest in passing legislation to provide additional regulatory authority to address these risks. The U.S. Treasury Department has also requested additional authorities to combat using digital assets in illegal activities. While there is currently insufficient support for any particular proposal, we expect that regulatory efforts in this area will continue to evolve and potentially impact our business.
We also closely follow developments related to regulating digital asset markets and financial services. In January 2024, the SEC approved a series of spot Bitcoin exchange-traded funds ("ETFs"), marking a significant milestone in the mainstream adoption of digital assets. Later in 2024 the SEC also approved multiple spot Ethereum ETFs. However, the regulatory landscape for digital asset markets remains complex and uncertain, with various agencies and lawmakers proposing different approaches to oversight and regulation.
As a company operating at the intersection of data center and HPC hosting services, we are committed to maintaining a proactive and adaptive approach to regulatory compliance. We closely monitor legislative and regulatory developments and engage in dialogue with relevant stakeholders to ensure our business practices align with the evolving legal and regulatory framework. Despite the uncertainties posed by the changing regulatory landscape, we remain committed to delivering innovative and responsible solutions in the data center and HPC hosting markets while prioritizing compliance and risk management. However, if we fail to comply with applicable laws and regulations, we may be subject to significant liabilities, including fines and penalties, and our business, financial condition, or results of operations could be adversely affected.
Employees and Human Capital Resources
During the fiscal year 2025, we invested significantly in our workforce to retain and attract top-tier employees. We expanded our employee base and promoted individuals internally to critical positions. As of May 31, 2025, we employed approximately 205 full-time employees across various departments, including design, engineering, IT, operations, construction, administration, finance, and marketing. We also engage consultants and contractors as needed to supplement our permanent workforce.
Our human capital strategy aligns employee interests with our long-term success drivers. We implemented a long-term incentive program, granting eligible employees service-based restricted stock awards that vest over three years and performance-based restricted stock awards that vest upon achieving specific performance milestones. This program is a key employee incentive, aligning their long-term interests with the Company’s objectives.
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
Compensation and Benefits
Our compensation schemes are structured to incentivize the recruitment, retention, and motivation of personnel to pursue our long-term objectives. We conduct rigorous evaluations, benchmarking salary and wages against quantitative metrics, and adjust monetary compensations to ensure competitive alignment with employee roles, skill levels, tenure, and geographic considerations. Our commitment to pay equity is reinforced by a robust process that facilitates merit-based increases in incentives and compensation tied to performance.
Furthermore, our benefits portfolio encompasses various offerings, including medical, dental, and vision insurance coverage for employees and their dependents, various paid and unpaid leave options, and life and disability/accident insurance coverage.
Our Growth Strategies
Continued expansion of businesses
We continue our expansion into hosting for AI workloads. As such, we have plans to expand our HPC hosting capacity through build outs at existing and future locations. The locations have been strategically selected for their power, fiber and land capabilities along with a specialized design for high density compute.

Secure scalable power sites
We have developed a pipeline of potential power sources across our sites in Jamestown and Ellendale, North Dakota. Through our build-out of our first North Dakota facility and the prior experience our leadership team brings to our initiatives, we believe that we have developed a repeatable power strategy to significantly scale our operations. In addition, we are currently focused on and will continue to target states that have favorable laws and regulations for AI workloads and HPC application industries, which we believe further minimizes the risks associated with the scaling of our operations.
Vertically integrate power assets
We are increasingly looking at various types of power assets to support the growth of our hosting operations. This also includes power generation assets, which longer-term could be used to reduce our cost of power. Our management team has experience not only in evaluating and acquiring power assets, but also in the conversion of power assets to crypto mining/hosting operations and the construction of data centers.
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
Customers
We have material customer concentration in our Data Center Hosting Business. We currently serve one crypto mining customer with a remaining contract term of two and a half years. We also have material customer concentration in our HPC Hosting Business. We currently have one customer in this business segment, which is a party to two fifteen-year term leases with us.
Corporate Information
Our executive office is located at 3811 Turtle Creek Blvd., Suite 2100, Dallas, Texas 75219, and our phone number is (214) 427-1704. Our principal website address is www.applieddigital.com.
We make available free of charge through the Investor Relations link on our website access to press releases and investor presentations, as well as all materials that we file electronically with the Securities and Exchange Commission ("SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.
Item 1A. Risk Factors
An investment in our common stock is speculative and illiquid and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the SEC. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you paid for our common stock.

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
Risks Related to Our Business and Operations
•We are at an early stage of development of our business, currently have limited sources of revenue, and may not be profitable in the future.
•We may be unable to access sufficient additional capital needed to grow our business.
•We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.
•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•Our business has and is expected to continue to have significant customer concentration.
•Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, operating results, and financial condition.
•We are subject to a highly evolving regulatory landscape and any adverse changes to certain laws or regulations could adversely affect our customers and our business, prospects or operations.
•Our business depends upon the demand for data centers.
•Any delays or unexpected costs developing our existing space, developable land and newly acquired properties may delay and harm our growth prospects, future operating results and financial condition.
•Our inability to close the sale of our Cloud Services Business that is currently held for sale and treated as discontinued operations may have a material adverse impact on our business and financial condition.
•We have concentrated our operations in the state of North Dakota and, thus, are particularly exposed to the regulatory framework and changes in the regulatory environment, market conditions and natural disasters in that state.
•Failure to attract, grow and retain a diverse and balanced customer base, including key anchor customers, could harm our business and operating results.
•We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.
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
•We may become subject to regulatory inquiry relating to trading activity and/or short selling strategies in our common stock.
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
•If the award of Bitcoin reward for solving blocks and transaction fees is not sufficiently high, our customers may not have an adequate incentive to continue mining and may cease mining operations, which would have an adverse effect on our business and results of operations.
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
•The use and continued pace of developments in AI are inherently uncertain. Failure by us to keep up with evolving data center requirements and regulatory frameworks for AI, could have a material adverse effect on our business and financial condition.
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
•We have issued, and may in the future, issue new shares of our common stock, which has a dilutive effect on our stockholders.
•If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, its trading price and volume could decline.
•Substantial blocks of our common stock may be sold into the market as a result of our Sales Agreements and the PEPA.
•The Convertible Notes may adversely affect the market price of our common stock.
•Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
•The prepaid forward transaction may affect the value of our common stock and may result in unexpected market activity in our common stock.
•The capped call transactions may affect the value of the Convertible Notes and our common stock.
Risks Related to Our Business and Operations
We are at an early stage of development of our business, currently have limited sources of revenue, and may not be profitable in the future.
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
As we grow and develop as a business, we are attempting to reduce the impact of variability on our revenue and hosting costs by entering into long term contracts with the goal of having one blue chip anchor tenant that has signed a 3-5 year long-term contract at each site and filling the rest of the facility with customers with 18-36 month terms. In our HPC Hosting Business, we plan to enter into long-term leases of approximately 15 years to host tenants’ compute infrastructures encompassing GPU clusters or other high-performance computing resources (and have recently entered into two such leases). Given that we have not previously operated an HPC data center of this scale, the profitability of these leases cannot be determined at this time. If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not be profitable in the future and may be unable to continue our operations.
Furthermore, we have a history of operating losses and our proposed operations continue to be subject to all business risks associated with new enterprises. We incurred net losses of $231.1 million, $149.7 million, and $45.6 million for the fiscal years ended May 31, 2025, 2024, and 2023, respectively. We expect to continue to incur net losses for the foreseeable future as we grow our business. We intend to continue scaling our company to increase our customer base and implement initiatives, including new business lines and global expansion. These efforts may prove more expensive than we currently anticipate and may not result in increased revenue or profitability in the short term or at all. We will also incur increased compliance costs associated with growth, expanding our customer base, and being a public company. As we pivot towards new markets, such as HPC data center hosting, we acknowledge that our limited experience in this area may impact our ability to accurately assess our prospects. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the expansion of a business, operating a business in a competitive industry, and the development of a customer base. There can be no assurance that we will operate profitably in the future.
We may be unable to access sufficient additional capital needed to grow our business.
We expect to need to raise substantial additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or unanticipated working capital requirements. Construction of our facilities, including the construction of the Polaris Forge 1 campus, are capital-intensive projects, and we anticipate that our current and future strategic growth initiatives will likewise continue to be capital-intensive. We expect to raise additional capital to fund these and other future strategic growth initiatives, however, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends to our shareholders, or take other actions. We may also be required to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of our operations and financial condition may suffer.
Our level of debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
We utilize debt financings in our capital structure and may incur additional debt in the future. Our level of debt could have significant consequences, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes; imposing financial and other restrictive covenants on our operations, including debt service coverage requirements and limitations on our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell, transfer or lease all or substantially all of our assets to, another person; (iii) enter into sale/leaseback transactions or certain transactions with affiliates; (iv) incur additional indebtedness; and (v) incur liens, making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.

Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt or other obligations. We also utilize convertible debt in our capital structure. In the event that holders of our convertible debt exercise conversion rights, we may be required to settle the principal amount of any converted notes in cash. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity, by acceleration or upon conversion, we may be required to sell important strategic assets; refinance our existing debt; incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.
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
The terms of the Credit and Guaranty Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the subsidiary guarantors, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent (the "SMBC Credit Agreement"), require us to meet certain financial covenants, contain other covenants and reference multiple potential events of default, including payment and covenant defaults.
Furthermore, the terms of our Loan Agreement with Starion Bank, dated February 16, 2023 (the "Ellendale Loan Agreement") require APLD ELN-01 LLC, our wholly owned subsidiary (“ELN-01”) to meet certain financial covenants, contain other covenants and reference multiple potential events of default, including payment defaults, covenant defaults and material cross defaults to certain ELN-01 contracts.
On February 28, 2024, APLD GPU-01, LLC, our wholly owned subsidiary, entered into a Loan Agreement with Cornerstone Bank and the Company as Guarantor (the “Cornerstone Bank Loan”). The terms of the Cornerstone Bank Loan require APLD GPU-01, LLC, our wholly owned subsidiary (“GPU-01”), to comply with certain affirmative and negative covenants and include multiple potential events of default, including payment defaults, covenant defaults (subject to applicable cure periods), and payment cross default to other GPU-01 indebtedness.
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
It is likely that we will need to refinance at least a portion of our outstanding debt, and we plan to replace the SMBC Credit Agreement with permanent project financing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions or obtain project financing, as the case may be, then our cash flow may not be sufficient in all years to repay all such maturing debt and to pay distributions. Further, if prevailing interest rates or other factors at the time of refinancing, such as the reluctance of lenders to make commercial real estate loans, result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. We are also required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In the event that we are unable to maintain or achieve compliance with the applicable provisions of the Sarbanes-Oxley Act and related rules, we may incur significant and additional expenses for remedial efforts that may negatively impact our financial performance, and such process may result in a diversion of management’s time and attention.
We have identified a material weakness in the design of our internal controls as we did not design and maintain effective controls over the assessment of and accounting for complex financial instruments. In order to remediate this material weakness, we have hired additional qualified accounting personnel as well as engaged with a third-party consultant to assist with analyzing and documenting the treatment of complex financial instruments. While we are in the process of remediating this material weakness, there can be no assurance as to when or if we will fully remediate such material weakness. For further discussion of the material weaknesses identified and our remedial efforts, see Item 9A, Controls and Procedures.
We may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of SOX. Any failure to maintain effective controls or any difficulties we may encounter in our implementation or improvement of our internal controls over financial reporting could result in material misstatements that are not prevented or detected on a timely basis, which could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information..
Our business has and is expected to continue to have significant customer concentration.
We generate a large portion of our revenue from a small number of customers. If we were to lose one or more of our large customers, our operating results could suffer dramatically.
Data Center Hosting Business
During fiscal year 2025, this business segment was comprised of four customers accounting for 100% of our revenue from continuing operations. One of such customers accounted for 93% of our revenue during fiscal year 2025. No other customers accounted for more than 10% of revenue.
As of the date of this report, we have only one customer in this business segment. As a result of the risks our crypto mining customer faces, it is not possible for us to predict the future level of demand for our services that will be generated by this customer or the future demand for the products and services of this customer. Should this customer suffer from harm or loss due to a set of circumstances, their business could be negatively impacted. Further, although this customer is currently under a five year contract with us, with 2.5 years remaining, they may choose to unilaterally reduce or discontinue their contract with us at any time (subject to notice and certain other provisions). If our customer experiences declining mining operations for any reason or determines to stop utilizing our facilities altogether, and we are not able to timely replace this customer with one or more comparable revenue-generating customers, our ability to generate any revenue from this business segment could be materially adversely affected, which in turn would have a material adverse effect on our financial condition, results of operations and cash flows.

HPC Hosting Business
We anticipate that this business segment will begin generating meaningful revenues once the first building within Polaris Forge 1 becomes operational, which is expected in calendar year 2025. As of the date of this report, we entered into two lease agreements with one customer for a combined capacity of 250 MW. However, we cannot assure you that this business segment will begin generating any revenue when expected, or at all.
Furthermore, we expect that the limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If a subset or all of our customers were to experience harm or loss due to unforeseen circumstances, it could negatively impact their businesses. In the event that any of our customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our lease prices in some instances or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operating results.
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
We are subject to a highly evolving regulatory landscape and any adverse changes to certain laws or regulations could adversely affect our customers and our business, prospects or operations.
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
We are in the business of developing, owning and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns as well as adverse developments in the data center, internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. Mergers or consolidations of technology companies could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.
Any delays or unexpected costs developing our existing space, developable land and newly acquired properties may delay and harm our growth prospects, future operating results and financial condition.
We are currently in the process of constructing Polaris Forge 1 and we may in the future continue to build out additional HPC hosting facilities on a speculative basis at significant cost. Our successful development of this and future projects is subject to many risks, including those associated with:
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
If we are not able to secure additional financing to continue our construction efforts with respect to Polaris Forge 1, the completion of this project may be delayed and our ability to collect any potential rental revenue or to otherwise monetize this facility may be compromised, which could have an adverse effect on our expansion strategy and our ability to generate significant or any revenue from our HPC Hosting Business segment. In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully, our business may be adversely affected.
Our inability to market and close the sale of our Cloud Services Business that is currently held for sale and treated as discontinued operations may have a material adverse impact on our business and financial condition.
Our Cloud Services Business currently meets the criteria for held for sale and discontinued operations. To be successful in marketing and selling our Cloud Services Business, we and any counterparty must conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, and complete and close a potentially complex transaction. A sale of our Cloud Services Business may require substantial management time and resources and has the potential to divert our attention from our continuing business. A successful sale of our Cloud Services Business will also require the transfer of certain assets and agreements, the transfer of which may be outside of our control. If we are unable to market and sell our Cloud Services Business, including the transfer of certain assets and agreements, it may have a material adverse impact on our business and financial condition.
We have concentrated our operations in the state of North Dakota and, thus, are particularly exposed to the regulatory framework and changes in the regulatory environment, market conditions and natural disasters in that state.
We currently operate data centers in the state of North Dakota. The revenue we collected from operating these data centers was responsible for the majority of our revenue in the fiscal years ended May 31, 2025, 2024, and 2023. We are also in the process of constructing Polaris Forge 1, which we expect to begin generating revenue in calendar year 2025. Consequently, our business operations and financial condition are particularly reliant on the performance of these data centers, which are all located in North Dakota.
As a result of the concentrated nature of our operations in this state, the operation of our business is particularly exposed to the regulatory framework, including but not limited to state utility permitting regulations, and changes in the regulatory environment, market conditions and natural disasters in the state, any of which may cause delays in the construction and operation of our data center facilities, including completion of Polaris Forge 1, or prevent us from executing on our expansion strategy.
In addition, historically, North Dakota, through its regulatory and economic incentives, has encouraged Bitcoin mining companies to locate their operations in the state. As such, in our Data Center Hosting Business, we face substantial competition in North Dakota for suitable Bitcoin mining data center sites and skilled workers. Conversely, if the regulatory and economic environment in North Dakota were to become less favorable to Bitcoin mining companies, including by way of increased taxes, and such Bitcoin mining companies were to relocate out of the state, we could lose our current customer or fail to attract new customers in this business segment in the future, either of which would have a material adverse effect on our business, financial condition and results of operations.
Our success depends on external factors in the crypto mining industry.
We have a material concentration of customers in the crypto mining industry. The crypto mining industry is subject to various risks which could adversely affect our current customer's ability to continue to operate their business, including, but not limited to:
•ongoing and future government or regulatory actions that could effectively prevent our customer's mining operations, with little to no access to policymakers and lobbying organizations in many jurisdictions;

•a high degree of uncertainty about cryptoassets’ status as a “security,” a “commodity” or a financial instrument in any relevant jurisdiction which may subject our customer to regulatory scrutiny, investigations, fines, and other penalties;
•banks or financial institutions may close the accounts of businesses engaging in cryptoasset-related activities as a result of compliance risk, cost, government regulation or public pressure;
•use of cryptoassets in the retail and commercial marketplace is limited;
•extreme volatility in the market price of cryptoassets that may harm our customer's financial resources, their ability to meet their contractual obligations to us or cause them to reduce or cease mining operations;
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
•our customer could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto, rapidly changing technology or methods of, rules of, or access to, platforms;
•the number of cryptoassets awarded for solving a block in a blockchain could decrease, which may adversely affect our customer's incentive to expend processing power to solve blocks and/or continue mining and our customer may not have access to resources to invest in increasing processing power, when necessary, in order to maintain the continuing revenue production of their mining operations;
•our customer may face third parties’ intellectual property claims or claims relating to the holding and transfer of cryptoassets and their source code, which, regardless of the merit of any such action, could reduce confidence in some or all cryptoasset networks’ long-term viability or the ability of end-users to hold and transfer cryptoassets;
•contributors to the open-source structure of the cryptoasset network protocols are generally not directly compensated for their contributions in maintaining and developing the protocol and may lack incentive to properly monitor and upgrade the protocols;
•a disruption of the Internet on which our customer's business of mining cryptoassets is dependent;
•decentralized nature of the governance of cryptoasset systems, generally by voluntary consensus and open competition with no clear leadership structure or authority, may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles; and
•security breaches, hacking, or other malicious activities or loss of private keys relating to, a hack or other compromise of, digital wallets used to store our customer's cryptoassets could adversely affect their ability to access or sell their cryptoassets or effectively utilize impacted platforms.
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
Failure to attract, grow and retain a diverse and balanced customer base, including key anchor customers, could harm our business and operating results.
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
Our operations require significant amounts of electrical power and we anticipate our demand for electrical power will continue to grow as we begin to operate Polaris Forge 1. The fluctuating price of electricity required for our operations and to power our expansion may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.
Furthermore, we currently have a minimum commitment of approximately $47.2 million related to the energy services agreement for our Jamestown, North Dakota co-hosting facility payable over the remaining term of the services agreement of approximately 1.7 years as of May 31, 2025. Any delay or failure to make timely payments under this agreement could risk the operation of our Jamestown, North Dakota co-hosting facility, which would have a material adverse effect on our business.
Additionally, our operations could be materially adversely affected by prolonged power outages. Although certain critical functions of our facilities may be powered by backup generators on a temporary basis, it may not be feasible or cost-

effective to run on back-up power generators for extended periods of time. Therefore, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected.
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
While we had no material outages in fiscal year 2025, beginning in December 2023, we encountered a series of outages at our Ellendale and Garden City locations which had a significant adverse impact on our revenue in the third and fourth quarter of fiscal year 2024 until the repairs and upgrades necessary to restore full operational capacity were substantially complete. The outage had no impact on Polaris Forge 1, which is being designed to provide higher levels of availability in accordance with industry standards. Despite our concentrated efforts towards remediation and return to full operational capacity, there can be no assurance that similar or greater power outages will not occur at our facilities in the future. If and as they occur, we may have to reduce or cease our operations at such impacted facility, which may materially adversely affect our business, financial condition, and operating results.
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
We rely on several third-party service providers for services that are essential to our business model, the most important of which are our suppliers of power, electrical equipment, building materials, and construction services. In addition, we may depend upon outside advisors who may not be available on reasonable terms as needed, or at all. To supplement the business experience of our officers and directors, we may be required to employ technical experts, appraisers, attorneys, or other consultants or advisors. Our management, with approval of our Board of Directors in certain cases, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services. If these third parties or other outside advisors experience difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, or if the products they supply are defective or cease to operate for any reason, it could make it difficult for us to execute our operations. If we are unsuccessful in identifying or finding highly qualified third-party service providers or employees, if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.
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
From time to time, we may be involved in strategic joint ventures and other joint ownership arrangements. We may not always be in complete alignment with our joint venture or joint owner counterparties or partners; we may have differing strategic or commercial objectives and may be outvoted by our joint venture partners or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. When we pursue joint ventures or joint ownership arrangements, we may be subject to a number of risks, including risks around ultimately closing the contemplated transactions. For example, our anticipated partnership with MIP VI HPC Holdings, LLC ("MAM") is subject to closing conditions and no assurance can be given that the closing conditions will be met and that the transactions contemplated by the Unit Purchase Agreement entered into by and between APLD HPC Holdings ("APLDH") and MAM will be consummated. In some joint ventures and joint ownership arrangements we may not be responsible for the operation of projects and will rely on our joint venture or joint owner counterparties for such services. Joint ventures and joint ownership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and any proposed joint venture and joint owner arrangements, it could adversely impact our financial and operating results.
If we fail to effectively manage our growth, our business, financial condition and results of operations could be harmed.
As we implement our growth strategy, we are subject to the strains of ongoing development and growth, which has placed, and will continue to place, significant demands on our management team and our operational and financial infrastructure. If we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.
Further, we cannot provide any assurance that we will successfully identify emerging trends and growth opportunities in this business sector and we may lose out on opportunities. Such circumstances could have a material adverse effect on our business, prospects or operations.
A decline in the price of cryptoassets could lead to a reduction in the usage of mining equipment at our facilities.
Although we no longer hold any direct exposure to Bitcoin, our customers engage in Bitcoin mining. The price of cryptoassets have historically been subject to dramatic price fluctuations and are highly volatile. If the price of cryptoassets declines, our customers could incur future losses and these losses could be significant as they incur costs and expenses associated with our hosting of their miners at our facilities and other costs and expenses. If our co-hosting customers’

losses are significant enough, they may be unable to continue to pay our fees and we may experience a decline in revenue from our co-hosting operations, which could have a material adverse effect on our business, prospects or operations.
We have an evolving business model which is subject to various uncertainties.
As cryptoassets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Future regulations may require our co-hosting customers to change their business in order to comply fully with federal and state laws regulating cryptoasset (including Bitcoin) mining. In order to stay current with the industry, our business model may need to continue to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.
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
In determining to engage with potential competitors and entities with whom our officers or directors may have relationships, we considered the risks and risk mitigation factors, including requiring that transactions valued at over $120,000 in which our officers, directors and holders of more than 5% of our common stock have an interest be approved or ratified by our Audit Committee. Mr. Cummins holds over 9% of our common stock and has a financial interest in the success of our operations. We also have more than a majority of independent directors on our Board in order to ensure that there are limitations on the risks of conflicts of interest impacting Board level decisions. We cannot, however, guarantee that any conflicts of interest will not manifest in advice or decisions that negatively impact our financial results and our operations. Our company maintains business relationships with several companies, including those involved in software development. One of our Board members, Richard Nottenburg, has interests in various companies, some of which provide software services to our crypto hosting business. The current value of the annual contract with his software providers is below $500,000 per year. While we strive to maintain transparent and ethical business practices, potential conflicts of interest may arise due to these relationships. We continuously monitor and manage such situations to ensure compliance with legal and regulatory requirements.
We may become subject to regulatory inquiry relating to trading activity and/or short selling strategies in our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market.
We are, and may in the future be, the subject of unfavorable allegations made by short sellers. For example, in 2023, short sellers published reports that contained certain allegations against us that we believe to be misleading.

Any such allegations may be followed by periods of instability in the market price of our shares of common stock and negative publicity. We may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law or issues of commercial confidentiality. In addition, any related inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC or the U.S. Department of Justice, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations. Such a situation could be costly and time-consuming and could distract our management from operating our business. We previously received in 2023 an inquiry from the SEC into these reports, we cooperated fully with this inquiry and received a closure letter from the SEC in late 2023 concluding this matter with no further action.
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
Attacks, breaches or disruptions to our, or any providers’ or customers’, Information Systems or controls could result in, among other things, unauthorized access to our or our customers’ physical assets or Information Systems, misappropriation of our or our customers’ sensitive or proprietary information, disruptions to our or our customers’ operations, breaches of legal and regulatory (e.g., privacy laws such as the General Data Protection Regulation) or contractual obligations, and/or other operational and business impacts. The foregoing could expose us to material lawsuits, regulatory actions, penalties or fines, monetary damages, loss of existing or potential customers, harm to our reputation and significant increases in our security and insurance costs, and other adverse effects on our business and financial results.
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
Companies across many industries are facing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also focused on ESG practices and in recent years have placed importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.
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
In our Data Center Hosting Business, customers typically pay in advance based on their projected demand. If we are unable to provide the services as expected for any reason, we would be required to issue a credit or refund the difference to the customer. Any such refunds or issuances of credit could have an adverse effect on our business, results of operations, and financial condition.
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
Our business model leverages our ability to share significant technological hardware innovations for solutions in the ultra-low temperature immersion cooling and high-power applications spaces across our data centers and hosting customers. If one of our customers were to obtain exclusive rights to the hardware technologies we employ across our businesses, we could be limited in obtaining essential supplies at competitive costs and share research and development costs across our businesses. As a result, our ability to realize significant operating efficiencies by modifying our existing or new data centers utilizing these technologies and our ability to serve all our customers could be jeopardized, which could materially adversely affect our business, results of operations and future prospects.
Our and our customer's operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in Bitcoin and other cryptoassets.
Our customer competes with other users and/or companies that are mining Bitcoin and other cryptoassets and other potential financial vehicles, including securities backed by or linked to cryptoassets through entities similar to them. Market and financial conditions, and other conditions beyond our or their control, may make it more attractive to invest in other financial vehicles, or to invest in Bitcoin or other cryptoassets directly, which could materially affect our revenue or ability to expand our operations. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and the negative impressions or conclusions resulting from such scrutiny could be applicable to our customers and impact their ability to successfully operate. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations.

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
Competitive conditions within the cryptoasset industry require that our customer uses sophisticated technology in the operation of their business. The industry for blockchain technology is characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. Our customer may not be successful, generally or relative to their competitors in the cryptoasset industry, in timely implementing new technology into their systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into their operations, they may experience system interruptions and failures and may find existing crypto mining equipment and infrastructure investments become obsolete. Furthermore, there can be no assurances that they will recognize, in a timely manner or at all, the benefits that they may expect as a result of our implementing new technology into our operations. Additionally, the methods, rules and access to the platforms which they mine change rapidly and could result in the platforms becoming obsolete or unusable by them. As a result of such changes to technology and/or platforms, our customer's and our business and operations may suffer.
If the award of Bitcoin reward for solving blocks and transaction fees is not sufficiently high, our customer may not have an adequate incentive to continue mining and may cease mining operations, which would have an adverse effect on our business and results of operations.
If the number of Bitcoin awarded for solving a block in a blockchain decreases, our customer's ability to earn revenue worsens. Decreased use and demand for Bitcoin rewards may adversely affect their incentive to expend processing power to solve blocks. If the award of Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, they may not have an adequate incentive to continue mining and may cease mining operations. Additionally, miners ceasing operations would reduce the collective processing power on the network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to a blockchain until the next scheduled adjustment in difficulty for block solutions). A reduction in confidence in the confirmation process or processing power of the network could result and be irreversible. Such events could have a material adverse effect on our and our customer's ability to continue to pursue our strategy at all, which could have a material adverse effect on our customer's and our business, prospects or operations. In addition, such events could have a material adverse effect on our co-hosting facilities, particularly any investment or commitments made by us for co-hosting facilities.
If the number of Bitcoin token rewards awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the network may transition from a set reward to transaction fees. In order to incentivize miners to continue to contribute to the network, the network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for transactions become too high, the marketplace may be reluctant to accept Bitcoin or other cryptoassets as a means of payment and existing users may be motivated to switch from Bitcoin and other cryptoassets to another cryptoasset or to fiat currency. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for Bitcoin and prevent the expansion of these networks to retail merchants and commercial businesses, resulting in a reduction in the price of Bitcoin and other cryptoassets that could adversely impact the price of and decreased use and demand for Bitcoin or other cryptoassets that our customer mines which may adversely affect their value, our customer's business, our business and an investment in us.
Because the number of Bitcoin awarded for solving a block in the Bitcoin network blockchain continually decreases, miners must invest in increasing processing power to maintain their yield of Bitcoins, which might make Bitcoin mining uneconomical for our customer.
The award of new Bitcoin for solving blocks continually declines, so that Bitcoin miners must invest in increasing processing power in order to maintain or increase their yield of Bitcoin. If the pricing of Bitcoin were to decline significantly, there can be no assurance that our customer will have the resources to upgrade their processing power in order to maintain the continuing revenue production of their mining operations. Also, the developers of the Bitcoin network or other programmers could propose amendments to the network’s protocols and software that, if accepted, might require our customer to modify their Bitcoin operations, and increase their investment in Bitcoin, in order to maintain revenue production. There can be no assurance, however, that they will be able to do so. Any decrease in demand for crypto mining resources would adversely impact our investment in, and operation of, our co-hosting facilities and negatively impact our business, operating results and financial condition.
We may be exposed to liabilities under the Foreign Corrupt Practices Act (“FCPA”), and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
Any international business operations are subject to various anti-corruption laws and regulations, including restrictions imposed by the FCPA. The FCPA and similar anti‑corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. We cannot provide assurance that our internal controls and procedures will protect us from reckless or criminal acts that may be committed by our employees or third parties with whom we work. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, criminal or civil penalties could be imposed on us.
Intellectual property rights claims may adversely affect the operation of some or all cryptoasset networks.
Third parties may assert intellectual property claims relating to the holding and transfer of cryptoassets and their source codes. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all cryptoasset networks’ long-term viability or the ability of end-users to hold and transfer cryptoassets may adversely affect the business of our customer, our co-hosting operations and an investment in us. Additionally, a meritorious intellectual property claim could prevent us, our customer and other end-users from accessing some or all cryptoasset networks or holding or transferring cryptoassets. As a result, an intellectual property claim against us or other cryptoasset network participants could adversely affect an investment in us.
We are establishing data centers in remote areas, which may adversely affect our ability to retain staff and increase our compensation costs.
As we are establishing data centers in areas with lower populations, recruiting and retaining the necessary staff to operate our locations may pose a challenge.

We have data centers in North Dakota, with an estimated population of approximately 797,000. As a result of the relatively low population, the pool of available employees is limited. In addition, some employers have offered significantly higher wages in order to fill vacant positions. This may adversely affect our ability to attract and retain qualified personnel and may increase our employee costs if we have to increase the compensation we pay in response to the market.
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
We are in the process of completing Polaris Forge 1. Fluctuations in long-term interest rates can materially impact the cost of capital required to finance the remainder of this and future projects.
Inflation is impacting various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to the construction of Polaris Forge 1 and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, disagreement in the U.S. Congress on government spending levels could increase the possibility of a government shutdown, further adversely affecting global economic conditions. The adverse economic conditions we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
Our efforts to mitigate the risks associated with these adverse conditions may not be successful and our business and growth could be adversely affected.
The use and continued pace of developments in AI are inherently uncertain. Failure by us to keep up with evolving data center requirements and regulatory frameworks for AI, could have a material adverse effect on our business and financial condition.
AI has been developing at a rapid pace, and continues to evolve and change. As demand continues for AI services, our prospective tenants have sought increased power and compute capacity to enable advancements in AI models and service the demands of end users. We cannot predict whether additional electric and computing power will continue to be required to develop larger, more powerful AI models, or if the practical limits of AI will stagnate in the future. If we are unable to keep up with the changing AI landscape or in developing data centers to meet our prospective tenants’ evolving needs, or if

AI does not develop to the extent we or our prospective tenants expect, our business, and financial condition may be adversely impacted.
Additionally, we may incur significant costs and experience significant delays in developing existing or new data centers to adapt to the changing AI landscape, and may not achieve a return on investment or capitalize on the opportunities presented by demand for AI. Moreover, while AI adoption is likely to continue and may accelerate, the long-term trajectory of this technological trend is uncertain.
Furthermore, the rapid pace of innovation in AI has led to developing and evolving regulatory frameworks, which are expected to become increasingly complex as AI continues to evolve. Regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. Regulations related to AI have been introduced in the United States at the federal level and are also enacted and advancing at the state level. Additional regulations may adversely affect our business and financial condition.
The price of Bitcoin may be affected by the sale of Bitcoin by other vehicles investing in Bitcoin or tracking Bitcoin markets.
The global market for Bitcoin is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. To the extent that other vehicles investing in Bitcoin or tracking Bitcoin markets form and come to represent a significant proportion of the demand for Bitcoin, large redemptions of the securities of those vehicles and the subsequent sale of Bitcoin by such vehicles could negatively affect Bitcoin prices and therefore affect the value of the Bitcoin inventory our customers hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mined prior to cessation of our mining
The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space and can adversely affect an investment in the Company.
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
Geopolitical crises may motivate large-scale purchases of cryptoassets, which could increase the price of Bitcoin and other cryptoassets rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in Bitcoin and other cryptoassets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.
As an alternative to fiat currencies that are backed by central governments, Bitcoin and other cryptoassets, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our common stock. Political or economic crises may motivate large-scale acquisitions or sales of Bitcoin and other cryptoasset either globally or locally. Such events could have a material adverse effect on our customers’ businesses and our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptoasset we have mined prior to cessation of our mining operations.
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
Acceptance and/or widespread use of Bitcoin and other cryptoassets is uncertain.
Currently, there is still a relatively limited use of any cryptoasset in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our common stock. Banks and other established financial institutions may refuse to process funds for cryptoasset transactions, process wire transfers to or from cryptoasset exchanges, cryptoasset-related companies or service providers, or maintain accounts for persons or entities transacting in cryptoasset. Conversely, a significant portion of cryptoasset demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines cryptoassets’ role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for cryptoasset as a medium of exchange and payment method may always be low.
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
It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin or other cryptocurrencies, participate in blockchains or utilize similar Bitcoin assets in one or more countries, the ruling of which would adversely affect our and our customers’ business.
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
Halving is when the number of new Bitcoin awarded for solving a block is cut in half – hence, “halving” – at mathematically predetermined intervals. The most recent halving for the Bitcoin blockchain occurred in April of 2024. While Bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of Bitcoin does not follow future halving events, the revenue our customers earn could decrease, which could have a material adverse effect on their ability to continue mining at our facilities.
The open-source structure of the Bitcoin network protocols means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. A failure to properly monitor and upgrade the protocol could damage the Bitcoin network and an investment in us.
The Bitcoin network, for example, operates based on an open-source protocol maintained by contributors. As an open-source project, Bitcoin is not represented by an official organization or authority. As the network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the network protocols. The lack of guaranteed financial incentive for contributors to maintain or develop the networks and the lack of guaranteed resources to adequately address emerging issues with the networks may reduce incentives to address the issues adequately or in a timely manner. Changes to a cryptoasset network which our customers are mining on may adversely affect our customers’ business our co-hosting operations and an investment in us.

We may face risks of Internet disruptions, which could have an adverse effect on the price of Bitcoin and other cryptoassets.
A disruption of the Internet may affect the use of Bitcoin and other cryptoassets, our ability to provide co-hosting services and subsequently the value of our common stock. Generally, Bitcoin and our customers’ business of mining cryptoassets is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt our ability to provide services and a currency’s network operations until the disruption is resolved and have an adverse effect on the price of cryptoassets, our customers’ ability to mine them, demand for our co-hosting services and our ability to perform our obligations under our contracts with our co-hosting customers.
There are risks related to technological obsolescence, the vulnerability of the global supply chain to cryptoasset hardware disruption, and our customers’ difficulty in obtaining new hardware which may have a negative effect on our business.
Our customers’ mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining Bitcoin and other cryptoassets are lower than the price of the Bitcoin and/or other cryptoassets. As our customers’ mining equipment operates, it experiences ordinary wear and tear and general hardware breakdown and may also face more significant malfunctions caused by a number of extraneous factors beyond our or their control. The physical degradation of their miners will require them to, over time, replace those miners which are no longer functional. Additionally, as the technology evolves, they may be required to acquire newer models of miners to remain competitive in the market. The cost and availability of new machines is unpredictable. As a result, at times, they may obtain miners and other hardware from third parties at premium prices, to the extent they are available. In order to keep pace with technological advances and competition from other mining companies, it will be necessary to purchase new miners, which will eventually need to be repaired or replaced along with other equipment from time to time to stay competitive. This upgrading process requires substantial capital investment, and our customers may face challenges in doing so on a timely and cost-effective basis.
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
If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any cryptoasset network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new cryptoassets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own cryptoassets (i.e., spend the same cryptoassets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the cryptoasset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Such changes could adversely affect our customers’ business, our co-hosting operations, our business and an investment in us.
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
•commencement of, or involvement in, litigation;
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
•if securities or industry analysts were to not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock; and
•failure to meet certain Nasdaq conditions to maintain our listing status.
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
We have issued, and may in the future issue, new shares of our common stock, which has a dilutive effect on our stockholders.
We have financed much of our strategic growth through our at-the-market (“ATM”) offerings and issuances of our common stock and preferred stock.
Our ATM offerings allow us to raise capital as needed by tapping into the existing trading market for our shares by selling newly issued shares into the market depending on prevailing market prices. On May 6, 2024, we entered into a Sales Agreement with Roth Capital Partners, LLC (the “May 2024 Sales Agreement”) whereby up to $25,000,000 of shares of our common stock was available to be issued. The Company sold approximately 3.1 million shares under the May 2024 Sales Agreement, which was completed as of August of 2024. In addition, on July 9, 2024, we entered into a Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and

Roth Capital Partners, LLC (the “July 2024 Sales Agreement”) whereby up to $125,000,000 of shares of our common stock were available to be issued and sold. The Company sold approximately 3.0 million shares under the July 2024 Sales Agreement. As of August 31, 2024, this offering was completed. Further, on June 2, 2025, we entered into a Sales Agreement with Northland Securities, Inc. and Wells Fargo Securities, LLC (the “June 2025 Sales Agreement," and together with the May 2024 Sales Agreement, and the July 2024 Sales Agreement, the "Sales Agreements"). Up to $200,000,000 of shares of our common stock may be issued if and when sold pursuant to the June 2025 Sales Agreement. The Company has sold approximately 15.1 million shares under the June 2025 Sales Agreement as of June 11, 2025.
On August 29, 2024, we entered into a securities purchase agreement (the “Series F Purchase Agreement”) with YA Fund (as defined below) for the private placement (the “Series F Offering”) of 53,191 shares of Series F Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series F Convertible Preferred Stock”), including 3,191 shares representing an original issue discount of 6%. The transaction closed on August 30, 2024, for total proceeds of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds. During the fiscal year ended May 31, 2025, all 53,191 shares of Series F Convertible Preferred Stock were converted into approximately 7.6 million shares of our common stock. As of May 31, 2025, there was no outstanding Series F Preferred Stock.
On September 5, 2024, we entered into a securities purchase agreement with a group of institutional and accredited investors, NVIDIA and Related Companies, for the private placement (the “Private Placement”) of 49,382,720 shares of our common stock, par value $0.001 per share, at a purchase price of $3.24 per share, representing the last closing price of the common stock on the Nasdaq Global Select Market on September 4, 2024. The Private Placement closed during the three months ended November 30, 2024, with aggregate gross proceeds to us of approximately $160 million, before deducting offering expenses.
On April 30, 2025, we entered into a preferred equity purchase agreement (the “PEPA”) with the investors signatory thereto, for the issuance and sale of up to 156,000 shares of our Series G Preferred Stock, par value $0.001 (the “Series G Preferred Stock”) at our option during the period commencing on April 30, 2025 and terminating on the earlier of (i) the 36-month anniversary of the Commitment Date or (ii) such date as there ceases to be a sufficient number of authorized but unissued shares of common stock remaining under the Exchange Cap (as defined in the PEPA). As of the date of this report, we have issued 156,000 shares of Series G Preferred Stock, for aggregate gross proceeds of $150.0 million, of which, 156,000 shares of Series G Preferred Stock were subsequently converted into approximately 21.0 million shares of our common stock.
Our efforts to raise capital is for the purpose of executing on development plans and strategic growth opportunities as they arise; however, holders of our common stock may experience dilution as a result of our sales of newly issued shares of our common stock in such offerings.
On October 8, 2024, our Board of Directors approved the Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which our stockholders approved on November 20, 2024. We have reserved 4,216,054 shares of our common stock for future issuance under our equity plan. As of May 31, 2025, there were 271,444 shares outstanding underlying unvested restricted stock awards and 13,867,330 shares underlying unvested restricted stock units and performance stock units. Vesting of these restricted stock awards, restricted stock units and performance stock units, as well as future issuances under our plans, would also result in dilution of current stockholders’ relative ownership of us.
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
Provisions contained in our Second Amended and Restated Articles of Incorporation (as amended, the “Articles”) and our Third Amended and Restated Bylaws (the “Bylaws”) could make it more difficult for a third party to acquire us. Provisions of our Articles and Bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our Articles authorize our Board to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our other series of capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, our Bylaws establish limitations on the removal of directors and on the ability of our stockholders to call special meetings.
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
Substantial blocks of our common stock may be sold into the market as a result of our Sales Agreements and the PEPA.
The price of our common stock could decline if there are substantial sales of shares of our common stock, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur.
On June 2, 2025, we entered into the June 2025 Sales Agreement. Up to $200,000,000 of shares of our common stock may be issued if and when sold pursuant to the June 2025 Sales Agreement. As of the date of this report, the Company has sold approximately 15.1 million shares under the June 2025 Sales Agreement for aggregate gross proceeds of $193.9 million.
On April 30, 2025, we entered into the PEPA. Up to 156,000 shares of our Series G Preferred Stock were available to be issued and sold pursuant to the PEPA, which are convertible into shares of our common stock. As of the date of this report, we have issued and sold 156,000 shares of Series G Preferred Stock, of which, all 156,000 shares of Series G Preferred Stock were subsequently converted into approximately 21.0 million shares of our common stock.
Any issuances of shares of our common stock pursuant to the June 2025 Sales Agreement or upon issuance and conversion of the Series G Preferred Stock under the PEPA will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our common stock. Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.
The rights of holders of our Series E and E-1 Preferred Stock rank senior to the rights of the holders of our common stock.
Although we may opt to redeem our Series E and E-1 Preferred Stock with shares of our common stock in our sole and absolute discretion, the rights of the holders of shares of Series E and E-1 Preferred Stock while such shares remain outstanding rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation, dissolution or winding up of our affairs. Unless full cumulative dividends on our shares of Series E and E-1 Preferred Stock for all past dividend periods have been paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of our affairs, the holders of shares of our Series E and E-1 Preferred Stock are entitled to receive a liquidation preference, plus all accrued but unpaid dividends, prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities junior to the Series E and E-1 Preferred Stock. As of the date of this report, (i) 301,673 shares of Series E Preferred Stock are outstanding, and (ii) 62,485 shares of Series E-1 Preferred Stock are outstanding.
In the event the holders exercise their option to redeem Series E and E-1 Preferred Stock, our ability to redeem such shares of Series E and E-1 Preferred Stock may be subject to certain restrictions and limits.
Our ability to redeem shares of Series E and E-1 Preferred Stock may be limited by our available funds, ability to issue the full amount of shares of common stock and applicable federal and Nevada law.
Pursuant to the relevant Certificate of Designations of the applicable series of Preferred Stock (as amended, the “Certificate of Designations”), each holder of shares of Series E and E-1 Preferred Stock is entitled to redeem any portion of the outstanding Preferred Stock held by such holder. Such redemption may, at the option of the Board, be in cash or in common stock, provided that the number of shares of common stock issuable to holders of Series E and E-1 Preferred Stock for redemption shall not exceed 19.99% of the outstanding shares of common stock without stockholder approval.
On August 16, 2022, the IR Act was signed into federal law. Depending on the number of shares of our Series E and E-1 Preferred Stock we sell and the number of holders of Series E Preferred Stock who redeem their stock, the Excise Tax could also be applicable to us and adversely affect the cash we have available for our operations. As of the date of this report, we sold approximately 573,364 shares of Preferred Stock for net proceeds of approximately $259.4 million.

In addition, applicable Nevada law provides that no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or, except as specifically permitted by the company’s articles of incorporation, the company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a dissolution to satisfy the preferential rights of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on the Series E and E-1 Preferred Stock or redeem shares of Series E and E-1 Preferred Stock if, after giving effect to the distribution or redemption, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series E and E-1 Preferred Stock.
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
The redemption of the Series E Preferred Stock and Series E-1 Preferred Stock could adversely affect our business, financial position, and results of operations, in the event our assets are not sufficient to meet our redemption obligations.
The Convertible Notes may adversely affect the market price of our common stock.
The market price of our common stock is likely to be influenced by our 2.75% Convertible Senior Notes due 2030 (the “Convertible Notes”). For example, the market price of our common stock could become more volatile and could be depressed by investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the Convertible Notes, and by hedging or arbitrage trading activity that may develop involving the Convertible Notes and our common stock.
Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
The prepaid forward transaction may affect the value of our common stock and may result in unexpected market activity in our common stock.
In connection with the pricing of the offering of the Convertible Notes in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”)., we entered into the prepaid forward transaction with one of the initial purchasers or its affiliates (the “forward counterparty”).
The prepaid forward transaction is generally intended to facilitate privately negotiated derivative transactions, including swaps, between the forward counterparty or its affiliates and investors in the Convertible Notes relating to shares of our common stock by which investors in the Convertible Notes will establish short positions relating to shares of our common stock and otherwise hedge their investments in the Convertible Notes. As a result, the prepaid forward transaction is expected to allow the investors to establish short positions that generally correspond to (but may be greater than) commercially reasonable initial hedges of their investment in the Convertible Notes. In the event of such greater initial hedges, investors may offset such greater portion by purchasing our common stock on the day we price the Convertible Notes. Facilitating investors’ hedge positions by entering into the prepaid forward transaction, particularly if investors purchase our common stock on the pricing date, could increase (or reduce the size of any decrease in) the market price of our common stock and effectively raise the initial conversion price of the Convertible Notes. In connection with establishing their initial hedges of the prepaid forward transaction, the forward counterparty or its affiliates generally expect, but are not required, to enter into one or more derivative transactions with respect to our common stock with the investors of the Convertible Notes concurrently with or after the pricing of the Convertible Notes.
Our entry into the prepaid forward transaction with the forward counterparty and the entry by the forward counterparty into derivative transactions in respect of our common stock with the investors of the Convertible Notes could have the effect of increasing (or reducing the size of any decrease in) the market price of our common stock concurrently with, or shortly after, the pricing of the Convertible Notes and effectively raising the initial conversion price of the Convertible Notes.
Neither we nor the forward counterparty will control how investors of the Convertible Notes may use such derivative transactions. In addition, such investors may enter into other transactions relating to our common stock or the Convertible Notes in connection with or in addition to such derivative transactions, including the purchase or sale of shares of our common stock. As a result, the existence of the prepaid forward transaction, such derivative transactions and any related market activity could cause more purchases or sales of our common stock over the terms of the prepaid forward transaction than there otherwise would have been had we not entered into the prepaid forward transaction. Such purchases or sales could potentially increase (or reduce the size of any decrease in) or decrease (or reduce the size of any increase in) the market price of our common stock and/or the price of the Convertible Notes.
In addition, the forward counterparty or its affiliates may modify their hedge positions by entering into or unwinding one or more derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes. These activities could also cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Notes, which could, to the extent the activity occurs following conversion or during any observation period related to a conversion of Convertible Notes, affect the amount and value of the consideration that you will receive upon conversion of the Convertible Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Notes or our common stock. In addition, we do not make any representation that the forward counterparty or its affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
The capped call transactions may affect the value of the Convertible Notes and our common stock.
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with one or more of the initial purchasers or their affiliates and one or more other financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates expect to enter or have entered into various derivative transactions with respect to our common stock and/or purchase shares of our common stock concurrently with or shortly after the pricing of the Convertible Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the market value of the Convertible Notes at that time.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Convertible Notes and prior to the maturity of the Convertible Notes (and are likely to do so during the relevant valuation period under the capped call transactions or following any early conversion of Convertible Notes or repurchase of Convertible Notes by us on any fundamental change repurchase date, any redemption date or otherwise, in each case if we exercise our option to terminate the relevant portion of the capped call transactions).
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management
We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the fiscal year ended May 31, 2025, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes. The cyber risk management program falls under the responsibility of our Vice President of Security who has over 19 years of experience in cybersecurity and compliance. Under the guidance of a third party consultant and our Vice President of Security, we developed and maintain policies, standards, and processes in a manner consistent with applicable legal requirements. We utilize a third party, and our in-house staff for monitoring and support of security incident management and user support.
We have implemented and maintain a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program is intended to address applicable SOC2 and SOX requirements. Our cybersecurity risk management program incorporates several components, including information security program assessments, a risk register, continuous monitoring of critical risks from cybersecurity threats using automated tools, backup testing, periodic threat testing, and employee training. We deploy a wide range of security tools, use single sign-on, and require multi factor authentication across all systems. We also utilize access control policies to further limit access to data within the systems, including quarterly reviews, generally, and on a weekly basis for financial operations.
We periodically engage third parties, which are subject to our standards, policies and procedure, to conduct audits, risk assessments, including penetration testing and other system vulnerability analyses. As a result of these assessments and testing, we have responded to all known medium, high, and critical risks and are constantly hardening our environment. Additionally, our program includes privacy and cybersecurity training for all employees. Training occurs prior to accessing the system or performing assigned duties, when required by system changes, and annually thereafter.
Governance
Our Board is responsible for the oversight of cybersecurity risk management. The Board delegates oversight of the cybersecurity risk management program to the Audit Committee. The management of the program is the responsibility of our Risk Management Committee, comprised of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel. The Risk Management Committee generally provides quarterly updates to the Audit Committee on our cybersecurity risk management program, including updates on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Risk Management Committee also notifies the Board of any significant and/or material cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.
Item 2. Properties
We lease approximately 13,700 square feet of office space for our principal offices located at 3811 Turtle Creek Blvd., Suite 2100, Dallas, Texas 75219. In addition, we lease approximately 22,100 square feet of office and warehouse space in Irving, Texas that serves as our hosting operations control center.

Our subsidiary APLD Hosting, LLC owns in fee simple a 40-acre parcel of land located in Jamestown, North Dakota. Our subsidiary APLD ELN-01 LLC owns 40 acres of land in Ellendale, North Dakota. The Company has built data centers on each of these properties.
Our subsidiaries APLD HPC Holdings LLC, APLD ELN-02 LLC and APLD ELN-02 LandCo LLC own 197 acres, 55 acres and 25 acres, respectively, in Ellendale, North Dakota. The Company is currently constructing data centers on each of the properties owned by APLD HPC Holdings LLC and APLD ELN-02 LandCo LLC.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules. On May 22, 2024, the court appointed Lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss. On January 3, 2025, the defendants filed their reply in further support of the Motion to Dismiss. See further discussion in "Note 15 - Commitments and Contingencies."
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
As of May 31, 2025, there were no other pending or threatened lawsuits that could reasonably be expected to have a material adverse effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company's management or affiliates is an adverse party or has a material interest adverse to the Company's interest.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Primary Market
The Company's Common Stock is traded on the Nasdaq Global Select Market under the symbol "APLD."
Holders
As of May 31, 2025, we had approximately 105 shareholders of record of our common stock.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding our purchases of shares of our common stock during the year ended May 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share
June 1, 2024 through August 31, 2024	̶	̶
September 1, 2024 through November 30, 2024	4,258,397 (1)	$7.36
December 1, 2024 through February 28, 2025	̶	̶
March 1, 2025 through May 31, 2025	̶	̶
Total	4,258,397 (1)
(1)In addition to the purchase of shares of common stock reflected in the above table, on October 30, 2024, in connection with the Convertible Notes offering, with an effective date of November 4, 2024, we entered into a transaction with a forward counterparty thereto (the “Counterparty”) pursuant to which, on or before November 3, 2025, the Counterparty is obligated to deliver to us an aggregate of 7,165,300 shares of our common stock (the “Prepaid Forward Transaction”). On October 30, 2024, in connection with the Prepaid Forward Transaction, we paid the Counterparty approximately $52.7 million, which equates to $7.36 per share of common stock.
Recent Sales of Unregistered Securities
During the fiscal year ended May 31, 2025, there were no unregistered sales of our securities except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.
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
A comparison of our results of operations and cash flows for fiscal year 2024 and fiscal year 2023 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed with the SEC on August 30, 2024.
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Applied Digital Corporation and its subsidiaries.
Business Overview
We are a U.S. designer, developer, and operator of next-generation digital infrastructure across North America. We provide digital infrastructure solutions to the rapidly growing industries of high-performance computing ("HPC") and artificial intelligence ("AI"). As of May 31, 2025, we operated in two distinct business segments, Blockchain data center hosting (the "Data Center Hosting Business") and HPC data center hosting (the "HPC Hosting Business"), as further discussed below. During the fiscal year 2025, we determined that our Cloud Services Business met the criteria for held for sale and discontinued operations. As such, the results of the Cloud Services Business, which was previously included as a reportable segment, are presented as discontinued operations in the consolidated statements of operations and have been excluded from both continuing operations and segment results for all periods presented.
Business Update
Data Center Hosting Business
Our Data Center Hosting Business builds and operates data centers to provide energized space to crypto mining customers.
As of May 31, 2025, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota continue to operate at full capacity. This business segment accounts for all of the revenue we generated from our continuing operations for the fiscal year ended May 31, 2025.
HPC Hosting Business
Our HPC Hosting Business designs, constructs, and operates next-generation data centers, which are designed to provide massive computing power and support HPC applications within a cost-effective model.
We are currently building two HPC focused data center facilities to provide 100 MW and 150 MW, respectively, of capacity in Ellendale, ND. These facilities are being designed and purpose-built to host high-density GPU architecture or other HPC applications, such as artificial intelligence, natural language processing, machine learning, and additional HPC developments.
As previously disclosed and as further discussed below, on January 13, 2025, APLD HPC Holdings LLC (“APLDH”), our indirect wholly owned subsidiary, entered into a Unit Purchase Agreement (as amended, the “Unit Purchase Agreement” or “UPA”) for our HPC Hosting Business with MIP VI HPC Holdings, LLC, which is an affiliate of funds and investment vehicles managed by entities within Macquarie Asset Management (“MAM”). The closing under the UPA is subject to certain closing conditions, including, APLDH executing a lease with a hyperscaler for the first 100 MW of Polaris Forge 1, in a form acceptable to MAM, the parties finalizing and executing a limited liability company agreement for APLDH (the “LLCA”), for us and APLDH to carry out an internal restructuring to segregate the HPC Hosting Business’ assets and liabilities before closing (the “Internal Restructuring”), as well as customary closing conditions. As set forth in an amendment to the UPA, entered into by the parties, effective as of April 4, 2025, the parties extended the dates (i) to finalize the form of the LLCA (save for certain specified exhibits thereto) to April 7, 2025, (ii) to finalize the plan for the Internal Restructuring plan and the form of the Corporate Services Agreement to April 18, 2025, and (iii) by which either party may terminate the UPA if closing has not occurred, from July 13, 2025 to October 13, 2025. As of the date of this report, the terms of the LLCA (as disclosed below) have been finalized by the parties, which document is required to be executed and delivered at closing. The parties also entered into a consent on May 21, 2025, in which MAM consented to APLDH entering into the leases for Polaris Forge 1, and also extending certain of the deadlines under the UPA to finalize the foregoing documents.
On May 28, 2025, APLD ELN-02 LLC and APLD ELN-03 LLC, our subsidiaries, each entered into a data center lease (together, the “Data Center Leases”) with CoreWeave, Inc. (“CoreWeave”) to deliver an aggregate of 250 MW of infrastructure to host CoreWeave’s HPC operations at Polaris Forge 1. The first lease is for the full capacity of our 100 MW data center that is currently under construction, and the second lease is for the full capacity of our 150 MW data center that is also under construction. We have guaranteed the obligations of APLD ELN-02 LLC and APLD ELN-03 LLC under the respective Data Center Lease to which such subsidiary is a party.
We anticipate that this business segment will begin generating meaningful revenues once the first building within Polaris Forge 1 becomes operational, which is expected in calendar year 2025.
Discontinued Operations
The Cloud Services Business provides high-performance computing power for AI and machine learning applications. Near the end of the fiscal third quarter 2024, this business began generating revenue. In the fourth quarter of fiscal year 2025, we determined that the Cloud Services Business met the criteria to be classified as “held for sale,” as the Board of Directors approved further plans for the sale of the segment. The potential sale of the Cloud Services Business represents a strategic shift in our operations and financial results. As such, for the fiscal year ended May 31, 2025, we have reported the Cloud Services Business as held for sale on the consolidated balance sheet and discontinued operations on the consolidated statement of operations. The comparative periods have been updated to present the Cloud Services Business as held for sale and discontinued operations as of June 1, 2022.
We recognized $84.4 million in revenue from this business segment during fiscal year 2025 within discontinued operations. The Cloud Services Business operates in three states: Colorado, Minnesota and Utah, by renting space at third party co-location centers and providing customers with Company-owned equipment.
Management Updates
Effective October 15, 2024, Saidal Mohmand transitioned from his prior role of Executive Vice President of Finance to become our Chief Financial Officer, succeeding David Rench, who served as our Chief Financial Officer from March 2021. Mr. Rench continued with the Company in his new capacity as Chief Administrative Officer until January 31, 2025, when he transitioned to a consultant for the Company.
On January 6, 2025, we welcomed Laura Laltrello as our Chief Operating Officer.
Effective January 31, 2025, Michael Maniscalco, our Chief Technology Officer, resigned from the Company.
Public Offerings and Changes to Equity
May 2024 At-the-Market Sales Agreement
On May 6, 2024, we began sales of common stock under an "at the market" sale agreement with Roth Capital Partners, LLC (the “May 2024 Sales Agreement”) pursuant to which we could sell up to $25 million in aggregate proceeds of common stock. During the fiscal year ended May 31, 2025, we sold approximately 3.1 million shares for net proceeds of approximately $14.6 million with commission and legal fees related to the issuance of approximately $0.5 million. This offering was completed as of August 31, 2024.
Series E Preferred Stock
On May 16, 2024, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for an offering (the

“Series E Offering”) of up to 2,000,000 shares of our Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) (the “Series E Dealer Manager Agreement”). During the fiscal year ended May 31, 2025, we closed on four offerings totaling 301,673 shares of Series E Preferred Stock for net proceeds of approximately $6.9 million. The Series E Dealer Manager Agreement and the associated offering were terminated on August 9, 2024.
Increases in Authorized Shares
On June 11, 2024, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our Second Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”). Pursuant to the Certificate of Amendment, the number of authorized shares of common stock was increased to 300,000,000. The Certificate of Amendment became effective upon filing on June 11, 2024.
Additionally, on November 20, 2024, we filed an amendment to our Articles of Incorporation, increasing the number of shares of common stock authorized for issuance to 400,000,000 shares and the number of shares of preferred stock authorized for issuance to 10,000,000 shares.
July 2024 At-the-Market Sales Agreement
On July 9, 2024, we entered into a Sales Agreement (the “July 2024 Sales Agreement”) with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which we were able to offer and sell, from time to time, through the Agents, up to $125.0 million in shares of our common stock. During the fiscal year ended May 31, 2025, we issued and sold approximately 3.0 million shares of our common stock under the July 2024 Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. On October 30, 2024, we terminated the July 2024 Sales Agreement with the Agents.
Standby Equity Purchase Agreement ("SEPA")
On August 28, 2024, we entered into the SEPA with YA II PN, LTD ("YA Fund"), which was amended on August 29, 2024. Pursuant to the SEPA, subject to certain conditions and limitations, we had the option, but not the obligation, to sell to YA Fund, and YA Fund was obligated to subscribe for, an aggregate amount of up to $250.0 million of common stock, at our request any time during the commitment period commencing on September 30, 2024.
In connection with the execution of the SEPA, we agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, we agreed to pay a commitment fee of $2,125,000 to YA Fund, (the Commitment Fee”), in the form of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to the date of the SEPA. On October 16, 2024, we entered into a letter agreement with YA Fund, whereby we agreed to satisfy our obligations with respect to the Commitment Fee in cash by increasing the principal amount due under the March Note (as defined below) in an equivalent amount, instead of issuing the Commitment Shares. The Commitment Fee was paid in full during the fiscal quarter ended February 28, 2025 as part of the repayment by us of the March Note.
The SEPA was terminated on April 30, 2025.
Series F Convertible Preferred Stock
On August 29, 2024, we entered into a securities purchase agreement (the “Series F Purchase Agreement”) with YA Fund for the private placement (the “Series F Offering”) of 53,191 shares of Series F Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series F Convertible Preferred Stock”), including 3,191 shares representing an original issue discount of 6%. The transaction closed on August 30, 2024, for total proceeds of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds.
Each outstanding share of Series F Convertible Preferred Stock was entitled to receive, in preference to our common stock, cumulative dividends (“Preferential Dividends”), payable quarterly in arrears, at an annual rate of 8.0% of $1,000 per share of Series F Convertible Preferred Stock (the “Series F Stated Value”). At our discretion, the Preferential Dividends were payable either in cash or in kind or accrue and compound in an amount equal to 8.0% multiplied by the Series F Stated Value. In addition, each holder of Series F Convertible Preferred Stock was entitled to receive dividends equal to, on an as-converted to shares of our common stock basis, and in the same form as, dividends actually paid on shares of our common stock when, as, and if such dividends are paid on shares our common stock. The Series F Convertible Preferred Stock became convertible upon the receipt of shareholder approval on November 20, 2024. We filed the Certificate of Designation of the Series F Convertible Preferred Stock with the Secretary of State of the State of Nevada on August 30, 2024.
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
Additionally, we entered into a registration rights agreement (the “Series F Registration Rights Agreement”) with YA Fund, pursuant to which we agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the shares issuable upon conversion of the Series F Convertible Preferred Stock, within 45 days of signing the Series F Registration Rights Agreement (subject to certain exceptions). On November 22, 2024, we filed a registration statement on Form S-1/A (File No. 333-282707) for the resale of the common stock issuable upon conversion of the Series F Convertible Preferred Stock, which was declared effective by the SEC on November 26, 2024.
Additionally, in connection with the Series F Offering, we agreed to eliminate the $16.0 million per month conversion limitation that existed in the aggregate across the YA Notes (as defined below).
During the fiscal year ended May 31, 2025, all 53,191 shares of Series F Convertible Preferred Stock were converted into approximately 7.6 million shares of our common stock. As of May 31, 2025, there were no shares of Series F Convertible Preferred Stock outstanding. On April 11, 2025, the Company filed a Withdrawal of Designation relating to the Series F Convertible Preferred Stock with the Secretary of State of the State of Nevada and terminated the designation of the Series F Convertible Preferred Stock.
Private Placement
On September 5, 2024, we entered into a securities purchase agreement with a group of institutional and accredited investors, NVIDIA and Related Companies (collectively, the "PIPE Purchasers"), for the private placement (the “Private Placement”) of 49,382,720 shares of our common stock (the "PIPE Shares") at a purchase price of $3.24 per share, representing the last closing price of the common stock on the Nasdaq Global Select Market on September 4, 2024. The Private Placement closed during the three months ended November 30, 2024, with aggregate gross proceeds to us of approximately $160 million, before deducting offering expenses. On October 4, 2024, we filed a registration statement on Form S-1 (File No. 333-282518) with the SEC for the resale under the Securities Act by the PIPE Purchasers of the PIPE Shares, which was declared effective by the SEC on October 15, 2024.
Series E-1 Preferred Stock
On September 23, 2024, we entered into the Dealer Manager Agreement (the “Series E-1 Dealer Manager Agreement”) with the Dealer Manager pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for the offering of up to 62,500 shares of our Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $1,000 per share, pursuant to our Registration Statement on Form S-1, filed with the SEC on September 23, 2024. During the fiscal year ended May 31, 2025, we closed on eight offerings of the Series E-1 Preferred Stock, in which we issued and sold 62,500 shares for gross proceeds of $62.5 million. Additionally, during the fiscal year ended May 31, 2025, 15 of the shares were redeemed. As of the date of this report, the offering of the Series E-1 Preferred Stock has been completed.
Macquarie Warrants
On November 27, 2024, APLD ELN-02 Holdings LLC, our subsidiary, entered into a promissory note (the "Macquarie Promissory Note") with Macquarie Equipment Capital, Inc. for a loan of $150 million. See below for further details. As partial consideration for the Macquarie Promissory Note, we issued warrants to purchase up to 1,035,197 shares of common stock at an exercise price of $9.66 per share.

On February 11, 2025, in connection with entering into the SMBC Credit Agreement and receipt by us of the proceeds related thereto (as described below), we repaid the Macquarie Promissory Note in full. The Macquarie Warrants survived the termination of the Macquarie Promissory Note and were outstanding as of May 31, 2025.
Laltrello Inducement Award
As mentioned above, on January 6, 2025, we welcomed Laura Laltrello as our Chief Operating Officer. As an inducement to Ms. Laltrello accepting this position, we granted her an employment inducement award of 600,000 RSUs, outside of the Company’s 2024 Omnibus Equity Incentive Plan, in accordance with Rule 5635(c)(4) of the Nasdaq Stock Market LLC.
Unit Purchase Agreement
On January 13, 2025, APLDH, our indirect wholly owned subsidiary, entered into the Unit Purchase Agreement for our HPC Hosting Business with MAM, pursuant to the terms of which, MAM will invest up to $900 million to fund the equity portion of the construction costs for Polaris Forge 1, with the initial investment of $225 million payable at closing, and the remaining $675 million payable in increments of $2.25 million for each executed lease of 1 MW of capacity. MAM also will have a right to invest up to an additional $4.1 billion in future HPC development projects. MAM will receive preferred and common units for its investment. The common units will represent fifteen percent (15%) of APLDH’s fully diluted common equity. The preferred units will accrue a dividend at a rate of 12.75% per annum, paid in stock or cash, at APLDH’s election, which will increase by 87.5 basis points on the fifth and sixth anniversaries of the closing, if still outstanding, and will carry a minimum 1.80x multiple of invested capital liquidation preference, inclusive of the value of the common equity. The LLCA is also expected to contain customary provisions for transactions of this nature, including, for example, co-sale rights, transfer restrictions, governance rights, redemption rights, forced sale rights, and step-in rights. As of the date of this report, these terms (as set forth in the LLCA) have been finalized by the parties, the execution of which is expected to occur at closing, subject to satisfaction of the other closing conditions, such as, among other things, APLDH executing a lease with a hyperscaler for the first 100 MW of Polaris Forge 1, in a form acceptable to MAM, for us and APLDH to carry out the Internal Restructuring and entering into the Corporate Services Agreement, as well as customary closing conditions.
In addition, the Unit Purchase Agreement provides that we will issue to MAM at closing up to two warrants to purchase 4,458,069 shares each, for a total of 8,916,138 shares of our common stock, at the exercise price of $8.29 per share. The shares of common stock issuable upon the exercise of the warrants are subject to customary registration rights pursuant to a registration rights agreement to be executed and delivered at closing.
The proceeds from the MAM investment will be used to continue the buildout of Polaris Forge 1, repay the existing bridge debt, fund platform general and administrative expenses, and pay transaction expenses.
STB Warrant
On February 27, 2025, we issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of our common stock at the exercise price of $7.83 per share (the “STB Warrant”) for consideration of $50,000. The warrant is exercisable beginning on February 27, 2027 (the “Initial Exercise Date”), upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date.
Series G Preferred Stock
On April 30, 2025, we entered into the Preferred Equity Purchase Agreement (the “PEPA”) with certain investors for the issuance and sale of up to 156,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock”) in a transaction. The shares of the Series G Preferred Stock may be put to the investors from time to time at our discretion during the period commencing on April 30, 2025 (the “Commitment Date”) and terminating on the earlier of (i) the 36-month anniversary of the Commitment Date or (ii) such date as there ceases to be a sufficient number of authorized but unissued shares of common stock remaining under the Exchange Cap (as defined in the PEPA).
Pursuant to the PEPA, we agreed to prepare and file with the SEC a registration statement, registering the resale of the shares of common stock issuable upon the conversion of the shares of Series G Preferred Stock as soon as practicable after June 2, 2025, but in any case, no later than June 9, 2025 (subject to certain exceptions), which we filed with the SEC on June 3, 2025 as further described under "Recent Developments" below.

During the fiscal year ended May 31, 2025, we issued and sold 78,000 shares of Series G Preferred Stock for aggregate gross proceeds of $75.0 million.
CoreWeave Warrant
In connection with the Data Center Leases, we issued to CoreWeave a warrant (the “CoreWeave Warrant”) to acquire up to 13,062,521 shares of our common stock (the “CoreWeave Warrant Shares”) at an exercise price of $7.19 per share, subject to adjustment in accordance with the terms and conditions set forth in the CoreWeave Warrant. In addition, we agreed to file a resale registration statement with the SEC to register the resale of the CoreWeave Warrant Shares pursuant to a Registration Rights Agreement, dated May 28, 2025, between us and CoreWeave. The CoreWeave Warrant and the Registration Rights Agreement were executed pursuant to a Letter Agreement, dated May 28, 2025, between us and CoreWeave. The CoreWeave Warrant was measured at a fair value of $85.7 million which was recorded to lease incentive asset and additional paid in capital on our consolidated balance sheets, and will be amortized over the life of the respective lease once it commences.
Debt Financing
Yorkville
During the fiscal year ended May 31, 2024, we entered into two prepaid advance agreements with YA Fund and issued promissory notes, as further described below, totaling $92.1 million (collectively, the “YA Notes”).
On October 29, 2024, we entered into certain amendments to the Prepaid Advance Agreement between us and YA Fund executed on March 27, 2024 (the “March PPA”) and the promissory note issued in connection therewith (the “March Note”). The amendments (i) provided consent to the Convertible Notes (as defined below) offering and share repurchase transactions, and (ii) removed certain prior restrictions on redemption of the March Note before January 1, 2025.
During the fiscal year ended May 31, 2025, the remaining aggregate principal of $71.3 million of the YA Notes were converted, in exchange for the issuance by us of approximately 19.1 million shares of our common stock to YA Fund. As YA Fund had converted a portion of the principal outstanding balance under the YA Notes into such maximum number of shares allowable under the Nasdaq rules and regulations, the remaining balance of $4.8 million under the March Note was payable in cash. During the quarter ended February 28, 2025, we repaid the $4.8 million in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses, as well as the $2.1 million Commitment Fee under the SEPA.
CIM Arrangement
As previously reported, on June 7, 2024, APLD Holdings 2 LLC (“APLD Holdings”), our subsidiary, entered into a promissory note (as amended, the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC (the “CIM Lender”). The CIM Promissory Note provided for an initial borrowing of $15 million, which was drawn on June 7, 2024, and subsequent borrowings of up to $110 million (the “Subsequent Tranches”), available subject to the satisfaction of certain conditions as outlined in the CIM Promissory Note. In addition to the initial borrowing, the CIM Promissory Note included an accordion feature that allowed for up to an additional $75 million of borrowings. Principal amounts repaid under the CIM Promissory Note were not available for reborrowing. On August 11, 2024, we and the CIM Lender entered into a waiver agreement (the “Waiver Agreement”), whereby the CIM Lender agreed to waive the satisfaction of certain conditions for the subsequent borrowings, allowing us to draw an additional $20 million (net of original discount and fees) of borrowings under the CIM Promissory Note.
As consideration for the CIM Promissory Note, we agreed to issue to the CIM Lender warrants to purchase up to an aggregate of 9,265,366 shares of our common stock. The warrants were issuable in two tranches, (i) for the purchase of up to 6,300,449 shares of common stock (the “Initial Warrants”), and (ii) for the purchase of up to 2,964,917 shares of common stock (the “Additional Warrants”). The Initial Warrants were issued on June 17, 2024 and the Additional Warrants were issued August 11, 2024 (as consideration for entry into the Waiver Agreement). On October 8, 2024, we entered into the First Amendment to the Promissory Note and Waiver Agreement (the “CIM Amendment”) with the CIM Lender, which amended the CIM Promissory Note to, among other things, extend the availability period thereunder, and draw the remaining $20 million (net of original discount and fees) of borrowings of the Subsequent Tranches available under the CIM Promissory Note.

During the fiscal year ended May 31, 2025, all 9,265,366 of the CIM Warrants were exercised on a cashless basis for approximately 4.9 million shares of our common stock in a net settlement transaction.
On November 27, 2024, in connection with the issuance of the Macquarie Promissory Note (as defined and described below) and the receipt by us of the proceeds related thereto, we repaid the CIM Promissory Note in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses.
Convertible Notes, senior unsecured
On November 4, 2024, we completed a private offering of 2.75% Convertible Senior Notes due 2030 (the "Convertible Notes") to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The aggregate principal amount of Convertible Notes sold in the offering was $450 million, which included $75 million aggregate principal amount issued pursuant to the initial purchasers' fully exercised option. The Convertible Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025.
The net proceeds from the sale of the Convertible Notes were approximately $435.2 million after deducting the initial purchasers' discounts, commissions, and estimated offering expenses. We used approximately $84.0 million of the net proceeds to fund share repurchases of common stock in connection with the offering, including (i) $52.7 million to fund the cost of entering into prepaid forward repurchase transactions, and (ii) $31.3 million to repurchase shares of our common stock directly. Additionally, approximately $51.8 million was used to pay the cost of the capped call transactions, which have a cap price of $14.72. The remainder of the net proceeds will be used for general corporate purposes.
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
Macquarie Promissory Note
On November 27, 2024, APLD ELN-02 Holdings LLC, our subsidiary, entered into a promissory note (the "Macquarie Promissory Note") with Macquarie Equipment Capital, Inc. for a loan of $150 million. The Macquarie Promissory Note has an 18-month term and bears interest at 0.25% per annum, with no commitment fee or original issue discount. The Macquarie Promissory Note is subject to an initial minimum return hurdle of 1.11x within the first four months that scales up to 1.35x over its term. The proceeds from the Macquarie Promissory Note were used to repay in full and terminate the CIM Promissory Note as well as all of our obligations under the March Note. As partial consideration for the Macquarie Promissory Note, we issued warrants (the "Macquarie Warrants") as described in the section above.
On February 11, 2025, in connection with entering into the SMBC Credit Agreement (as defined below) and receipt by us of the proceeds related thereto (as described below), we repaid the Macquarie Promissory Note in full.
SMBC Loans
On February 11, 2025, APLD HPC Holdings LLC, our subsidiary, entered into a credit and guaranty agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation ("SMBC"). The SMBC Credit Agreement provides for an aggregate of $375 million of term loans (the “SMBC Loans”), which includes base rate loans and SOFR loans, and matures 18 months after the closing date. Base rate loans bear interest at the base rate plus (i) 2.50% from the closing date until the six month anniversary of the closing date, (ii) 3.50% after the six month anniversary of the closing date until the one year anniversary of the closing date, and (iii) 4.50% after the one year anniversary of the closing date while SOFR loans bear interest at the daily simple SOFR plus (i) 3.50% from the closing date until the six month anniversary of the closing date, (ii) 4.50% after the six month anniversary of the closing date until the one year anniversary of the closing date, and (iii) 5.50% after the one year anniversary of the closing date.
The proceeds from the SMBC Loans were used to: (i) prepay in full the Macquarie Promissory Note, (ii) pay for certain data center project development costs at Polaris Forge 1, and (iii) fund the Interest Reserve Account as defined in the

Credit Agreement. Remaining proceeds have been deposited into a separate bank account for future construction costs at Polaris Forge 1.
Recent Developments
Series G Preferred Stock
In connection with entering into the PEPA with certain investors for the issuance and sale of up to 156,000 shares of our Series G Preferred Stock, we entered into the Series G Registration Rights Agreement, pursuant to which we agreed to prepare and file with the SEC a Registration Statement on Form S-3, registering the resale of the shares of common stock issuable upon conversion of the Series G Preferred Stock. On June 3, 2025, we filed a registration statement on Form S-3ASR (File No. 333-287729) for the resale of the common stock issuable upon conversion of the Series G Preferred Stock, which was deemed automatically effective by the SEC upon filing.
On July 15, 2025, the Company issued 78,000 shares of Series G Preferred Stock for aggregate gross proceeds of $75.0 million.
As of the date of this report, all 156,000 shares of Series G Preferred Stock have been issued, of which all 156,000 shares of Series G Preferred Stock have been converted into approximately 21.0 million shares of our common stock.
June 2025 At-the-Market Sales Agreement
On June 2, 2025, we entered into a Sales Agreement with Northland Securities, Inc. and Wells Fargo Securities, LLC (the “June 2025 Sales Agreement”). Up to $200,000,000 of shares of our common stock may be issued if and when sold pursuant to the June 2025 Sales Agreement. As of the date of this report, we have sold approximately 15.1 million shares under the June 2025 Sales Agreement.
CoreWeave Warrant
On June 10, 2025, CoreWeave assigned the Lease Warrants and its rights under the Registration Rights Agreement as follows: (i) Lease Warrants to acquire up to 6,531,260 shares of our common stock to Jane Street Global Trading, LLC and (ii) Lease Warrants to acquire up to 6,531,261 shares of our common stock to PEAK6 Capital Management LLC.
On June 27, 2025, we filed a registration statement on Form S-3ASR (File No. 333-288390) for the resale of the common stock issuable upon the exercise of the Lease Warrants, which was deemed automatically effective upon filing.
CoreWeave Data Center Lease
In addition, on July 24, 2025, CoreWeave exercised its option for an additional 150MW in our third building at Polaris Forge 1, which is currently in planning stages with an anticipated ready for service date in 2027. Under the option terms, the parties are expected to enter into a new, third lease agreement on substantially the same terms, including the same rent and escalators, as the existing two leases, within 60 days.

Results of Operations
Results of Operations for the fiscal year ended May 31, 2025 compared to fiscal years ended May 31, 2024 and May 31, 2023
The following table sets forth key components of the results of operations (in thousands) during the fiscal years ended May 31, 2025, 2024, and 2023.

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
Revenues
Revenue	$142,267	$121,857	$40,984
Related party revenue	1,926	14,761	14,408
Total revenue	144,193	136,618	55,392
Costs and expenses:
Cost of revenues	101,451	106,653	44,388
Selling, general and administrative (1)	83,065	45,020	53,915
(Gain) loss on classification as held for sale (2)	(24,616)	15,417	—
Loss on abandonment of assets	1,138	—	—
Loss from legal settlement	—	2,380	—
Total costs and expenses	161,038	169,470	98,303
Operating loss	(16,845)	(32,852)	(42,911)
Interest expense, net (3)	14,739	17,708	2,006
Loss on conversion of debt	33,612	—	—
Loss on change in fair value of debt	85,439	7,401	—
Loss on change in fair value of related party debt	—	8,116	—
Loss on extinguishment of debt	1,177	—	94
Loss on extinguishment of related party debt	—	2,507	—
Loss on change in fair value of warrants	6,421	—	—
Loss on change in fair value of related party warrants	—	5,696	—
Net loss from continuing operations before income tax expenses	(158,233)	(74,280)	(45,011)
Income tax expense (benefit)	102	96	(523)
Net loss from continuing operations	(158,335)	(74,376)	(44,488)
Net loss from discontinued operations	(72,730)	(75,295)	(1,118)
Net loss	(231,065)	(149,671)	(45,606)
Net loss attributable to noncontrolling interest	—	(397)	(960)
Preferred dividends	(2,615)	—	—
Net loss attributable to common stockholders	$(233,680)	$(149,274)	$(44,646)

Net loss attributable to common stockholders
Continuing operations	$(160,950)	$(73,979)	$(43,528)
Discontinued operations	(72,730)	(75,295)	(1,118)
Net loss	$(233,680)	$(149,274)	$(44,646)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.80)	$(0.65)	$(0.46)
Discontinued operations	(0.36)	(0.66)	(0.01)
Basic and diluted net loss per share	$(1.16)	$(1.31)	$(0.47)

Basic and diluted weighted average number of shares outstanding	201,194,451	114,061,414	93,976,233

Adjusted Amounts (4)
Adjusted operating income (loss)	$2,383	$4,752	$(6,898)
Adjusted operating margin	2%	3%	(12)%
Adjusted net loss attributable to common stockholders	$(12,458)	$(12,655)	$(7,421)
Adjusted net loss attributable to common stockholders per diluted share	$(0.06)	$(0.11)	$(0.08)
Other Financial Data (4)
EBITDA	$(128,820)	$(34,698)	$(34,932)
as a percentage of revenues	(89)%	(25)%	(63)%
Adjusted EBITDA	$19,627	$22,319	$1,175
as a percentage of revenues	14%	16%	2%
(1)Includes related party selling, general and administrative expense of $0.3 million, $0.6 million and $0.1 million for the fiscal years ended May 31, 2025, May 31, 2024, and May 31, 2023 respectively.
(2)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the fiscal years ended May 31, 2025. The fiscal year ended May 31, 2024 includes $15.4 million loss on classification of held for sale related to the sale of the Garden City facility.
(3)For the fiscal years ended May 31, 2024 and May 31, 2023, amount includes related party interest expense of $5.7 million and $0.1 million, respectively.
(4)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management's Discussion and Analysis.
Commentary on Results of Continuing Operations for the fiscal year ended May 31, 2025 compared to the fiscal year ended May 31, 2024
Revenues
Revenue increased $20.4 million, or 17%, from $121.9 million for the fiscal year ended May 31, 2024 to $142.3 million for the fiscal year ended May 31, 2025 which was caused by our 180 MW Data Center Hosting Facility in Ellendale, ND operating at full capacity during the current year as opposed to the prior year when that facility experienced a power outage during the second half of fiscal year 2024.
Comparatively, revenue increased $109.8 million, or 268%, from $41.0 million for the fiscal year ended May 31, 2023 to $150.8 million for the fiscal year ended May 31, 2024. Approximately $80.9 million of the increase was related to continuing operations while $28.9 million was related to discontinued operations. The increase related to continuing operations between periods was primarily due to increased capacity across our three Data Center Hosting facilities, specifically our 180 MW Data Center Hosting Facility in Ellendale, ND, which accounted for a $60.0 million increase in revenue as it was its first full year of operations. The increase in revenue related to discontinued operations was due to the Cloud Services Business segment starting to generate revenue in the third quarter of fiscal year ended May 31, 2024, as a result of the launch of services provided by the Cloud Services Business during that year.
Related party revenue decreased $12.8 million, or 87%, from $14.8 million for the fiscal year ended May 31, 2024 to $1.9 million for the fiscal year ended May 31, 2025, driven by certain related parties terminating their contracts during the first fiscal quarter of fiscal year 2025.

Comparatively, related party revenue increased $0.4 million, or 2%, from $14.4 million for the fiscal year ended May 31, 2023 to $14.8 million for the fiscal year ended May 31, 2024, primarily driven by increased uptime at the Company’s Jamestown, North Dakota facility throughout the period.
Cost of revenues
Cost of revenues decreased by $5.2 million, or 5%, from $106.7 million for the fiscal year ended May 31, 2024 to $101.5 million for the fiscal year ended May 31, 2025. The decrease was due to the following changes:
•approximately $4.8 million decrease in energy costs due to more favorable pricing during the current year; and
•approximately $4.6 million decrease in depreciation and amortization expense as there was minimal accelerated depreciation in the current year as opposed to prior year where we recognized approximately $4.3 million of accelerated depreciation related to transformers that were abandoned by the Company due to operational failure or other reasons.
These decreases were offset by an increase of approximately $4.1 million in personnel expenses for employee costs directly attributable to generating revenue resulting from increased headcount.
Selling, general and administrative expense
Selling, general and administrative expense increased by $38.0 million, or 85%, from $45.0 million for the fiscal year ended May 31, 2024 to $83.1 million for the fiscal year ended May 31, 2025. The increase was primarily due to the overall growth in the business, categorized as follows:
•approximately $14.5 million increase in stock-based compensation due to accelerated vesting of certain employee stock awards and the recognition of expense related to performance stock units granted during the fiscal year ended May 31, 2025;
•approximately $11.5 million increase in professional service expenses primarily related to legal services provided on discrete transactions and projects as well as general support of the business;
•approximately $8.4 million increase in personnel expenses largely driven by increases in headcount to support the business; and
•approximately $3.7 million increase in other selling, general, and administrative expense primarily due to insurance premiums and computer and software expenses.
(Gain) loss on classification as held for sale
Gain on classification as held for sale was $24.6 million for the fiscal year ended May 31, 2025 due to the receipt of $25.0 million of funds released from escrow in association with the sale of our Garden City facility which was partially offset by a $0.4 million loss on assets held for sale associated with the write down of certain assets to their fair market value upon disposal. Comparatively, there was a $15.4 million loss on classification as held for sale due to the write down of the Garden City assets to their fair market value as part of the planned sale of that facility during the fiscal year ended May 31, 2024.
Loss on abandonment of assets
Loss on abandonment of assets was $1.1 million for the fiscal year ended May 31, 2025, driven by the write down of assets to their fair value upon disposal. There were no such losses recorded in the prior year comparative period.
Loss from legal settlement
Loss from legal settlement was $2.4 million for the fiscal year ended May 31, 2024 primarily due to a settlement agreement entered into by us with respect to employment-related claims by a former executive. The terms of the settlement included payment to the claimant of $2.3 million. There were no such losses recorded in the current year comparative period.
Interest expense, net
Interest expense, net decreased $3.0 million, or 17%, from $17.7 million for the fiscal year ended May 31, 2024 to $14.7 million for the fiscal year ended May 31, 2025. The decrease was primarily driven by a $5.7 million decrease in related party loan interest as there were no related party loans outstanding during the fiscal year ended May 31, 2025 as well as an increase of $2.2 million in interest income due to an increase in funds held in money market accounts. These changes were partially offset by an increase of approximately $4.9 million of interest expense due to the increase in finance leases and debt obligations between periods.
Loss on conversion of debt
Loss on conversion of debt was $33.6 million for the fiscal year ended May 31, 2025, due to the difference in the fair value compared to the price at which the YA Notes were converted. There was no such activity recorded in the prior year comparative period.
Loss on change in fair value of debt
Loss on change in fair value of debt increased $78.0 million, or 1,054%, from $7.4 million for the fiscal year ended May 31, 2024 to $85.4 million for the fiscal year ended May 31, 2025. The loss on change in fair value of debt for the fiscal year ended May 31, 2025 was primarily due to a loss of approximately $89.6 million related to the change in fair value of the conversion option derivative of the Convertible Note during the two week period in which we did not have sufficient authorized shares to settle such conversion fully in shares. This loss was partially offset by a gain of approximately $4.1 million related to the change in the fair value of the YA Notes. The loss on change in fair value of debt for the fiscal year ended May 31, 2024 was due to the valuation associated with our borrowings under the YA Notes.
Loss on change in fair value of related party debt
Loss on change in fair value of related party debt was $8.1 million for the fiscal year ended May 31, 2024, due to the change in fair value of one of our previously held related party loans. There were no such losses recorded in the current year comparative period.
Loss on extinguishment of debt
Loss on extinguishment of debt was $1.2 million for the fiscal year ended May 31, 2025, due to unamortized loan issuance costs related to the Macquarie Promissory Note that was repaid in the fiscal year ended May 31, 2025. There were no such losses recorded in the prior year comparative period.
Loss on extinguishment of related party debt
Loss on extinguishment of related party debt was $2.5 million for the fiscal year ended May 31, 2024, due to the termination fees related to a previously held related party loan. There were no such losses recorded in the current year comparative period.
Loss on change in fair value of warrants
Loss on change in fair value of warrants was $6.4 million for the fiscal year ended May 31, 2025, due to the initial valuation of the STB Warrants issued during the current period. There were no such losses recorded in the prior year comparative period.
Loss on change in fair value of related party warrants
Loss on change in fair value of related party warrants was $5.7 million for the fiscal year ended May 31, 2024, due to the valuation associated with warrants issued to a related party. There were no such losses recorded in the current year comparative period.
Income tax expense
Income tax expense increased $6.0 thousand, or 6%, from a $96.0 thousand expense for the fiscal year ended May 31, 2024 to a $102.0 thousand expense for the fiscal year ended May 31, 2025. This change was driven by an increase in current state income tax expense during the current period.
Net loss from discontinued operations
Net loss from discontinued operations decreased $2.6 million, or 4% from $75.3 million for the fiscal year ended May 31, 2024 to $72.7 million for the fiscal year ended May 31, 2025 and represents the income statement activity related to the

Cloud Services Business. The Cloud Services Business had a decrease of $10.2 million in operating loss year over year, which was partially offset by an increase in interest expense of $7.6 million year over year.
Comparative Segment Data for the fiscal year ended May 31, 2025 compared to fiscal years ended May 31, 2024 and May 31, 2023:
The following table sets forth the operating profit (loss) for each of our segments during the fiscal years ended May 31, 2025, 2024, and 2023 (in thousands):

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
Segment profit (loss)
Data Center Hosting Business	$63,927	$4,812	$(18,182)
HPC Hosting Business	(12,086)	(4,811)	(246)
Total segment (loss) profit	$51,841	$1	$(18,428)
Commentary on Segment Data Comparative Results for the fiscal year ended May 31, 2025 compared to fiscal year ended May 31, 2024:
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $59.1 million, or 1,228%, from a profit of $4.8 million for the fiscal year ended May 31, 2024 to a profit of $63.9 million for the fiscal year ended May 31, 2025. This increase was primarily due to the recognition of a $25.0 million gain on classification of held for sale due to the release of escrowed funds related to the sale of the Garden City facility. Comparatively, there was recognition of a $15.4 million loss on classification of held for sale related to the sale of the Garden City facility in the prior year. Other operating expenses attributable to the Garden City facility including power and depreciation decreased by approximately $20.6 million, since this facility was sold between the periods. The increase in operating profit was partially offset by increased headcount costs.
HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss increased $7.3 million, or 151%, from a loss of $4.8 million for the fiscal year ended May 31, 2024 to a loss of $12.1 million for the fiscal year ended May 31, 2025. The loss was largely comprised of legal expenses incurred in connection with discrete projects and amortization expense related to finance leases as we ramp up our HPC Hosting Business.
Commentary on Segment Data Comparative Results for the fiscal year ended May 31, 2024 compared to fiscal year ended May 31, 2023:
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $23.1 million, or 126%, from a loss of $18.3 million for the fiscal year ended May 31, 2023 to a profit of $4.8 million for the fiscal year ended May 31, 2024. This increase was primarily due to stock based compensation expense of approximately $21.1 million during the fiscal year ended May 31, 2023. The remaining increase was due to an increase in revenue of $81.2 million which was then offset by increases in cost of revenue of $61.6 million, selling, general, and administrative expense of $2.3 million, and loss on classification of held of sale related to the Garden City facility of $15.4 million.
HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss increased $4.6 million, or 1,856%, from a loss of $0.2 million for the fiscal year ended May 31, 2023 to a loss of $4.8 million for the fiscal year ended May 31, 2024. The loss was largely comprised of legal expenses incurred in connection with discrete projects and amortization expense related to finance leases as we ramp up our HPC Hosting Business.
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
Adjusted Operating Income (Loss), Adjusted Net Loss From Continuing Operations Attributable to Common Stockholders, and Adjusted Net Loss From Continuing Operations Attributable to Common Stockholders per Diluted Share
“Adjusted Operating Income (Loss)” and “Adjusted net loss from continuing operations attributable to common stockholders” are non-GAAP financial measures that represent operating loss and net loss from continuing operations attributable to common stockholders, respectively. Adjusted Operating Income (Loss) is Operating loss excluding stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, loss on abandonment of assets, (gain) loss on classification as held for sale, accelerated depreciation and amortization, loss on legal settlement, restructuring expenses and other non-recurring expenses that Management believes are not representative of the Company's expected ongoing costs. Adjusted net loss from continuing operations attributable to common stockholders is Adjusted Operating Income (Loss) further adjusted for the loss on conversion of debt, loss on change in fair value of debt and related party debt, respectively, loss on fair value of warrants and warrants issued to related parties, respectively, loss on extinguishment of debt and related party debt, respectively, and preferred dividends. We define “Adjusted net loss from continuing operations attributable to common stockholders per diluted share” as Adjusted net loss from continuing operations attributable to common stockholders divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, (gain) loss on classification as held for sale, loss on abandonment of assets, loss on conversion of debt, loss on change in fair value of debt and related party debt, respectively, loss on change in fair value of warrants and warrants issued to related parties, respectively, loss on extinguishment of debt and related party debt, respectively, loss on legal settlement, preferred dividends, restructuring expenses and other non-recurring expenses that Management believes are not representative of our expected ongoing costs.
Reconciliation of GAAP to Non-GAAP Measures

	Fiscal Year Ended
$ in thousands	May 31, 2025		May 31, 2024	May 31, 2023
Adjusted operating income (loss)
Operating loss (GAAP)	$(16,845)		$(32,852)	$(42,911)
Stock-based compensation	22,492		6,973	32,072
Non-recurring repair expenses (1)	173		1,224	—
Diligence, acquisition, disposition and integration expenses (2)	17,269		5,545	2,164
Litigation expenses (3)	1,389		1,589	—
Loss on abandonment of assets	1,138		—	—
(Gain) loss on classification as held for sale	(24,616)		15,417	—
Accelerated depreciation and amortization (4)	45		4,307	—
Loss on legal settlement	—		2,380	—
Restructuring expenses (5)	711		—	—
Other non-recurring expenses (6)	627		169	1,777
Adjusted operating income (loss) (Non-GAAP)	$2,383		$4,752	$(6,898)
Adjusted operating margin	2%		3%	(12)%

Adjusted net loss from continuing operations attributable to common stockholders
Net loss from continuing operations attributable to common stockholders (GAAP)	$(160,950)		$(73,979)	$(43,528)
Stock-based compensation	22,492		6,973	32,072
Non-recurring repair expenses (1)	173		1,224	—
Diligence, acquisition, disposition and integration expenses (2)	17,269		5,545	2,164
Litigation expenses (3)	1,389		1,589	—
Loss on abandonment of assets	1,138		—	—
(Gain) loss on classification as held for sale	(24,616)		15,417	—
Accelerated depreciation and amortization (4)	45		4,307	—
Loss on conversion of debt	33,612		—	—
Loss on change in fair value of debt	85,439		7,401	—
Loss on change in fair value of related party debt	—		8,116	—
Loss on change in fair value of warrants	6,421	—	—	—
Loss on change in fair value of warrants issued to related parties	—	—	5,696	—
Loss on extinguishment of debt	1,177		—	94
Loss on extinguishment of related party debt	—		2,507	—
Loss on legal settlement	—		2,380	—
Preferred dividends	2,615		—	—
Restructuring expenses (5)	711		—	—
Other non-recurring expenses (6)	627		169	1,777

Adjusted net loss from continuing operations attributable to common stockholders (Non-GAAP)	$(12,458)		$(12,655)	$(7,421)
Adjusted net loss from continuing operations attributable to common stockholders per diluted share (Non-GAAP)	$(0.06)		$(0.11)	$(0.08)

EBITDA and Adjusted EBITDA
Net loss from continuing operations attributable to common stockholders (GAAP)	$(160,950)		$(73,979)	$(43,528)
Interest expense, net	14,739		17,708	2,006
Income tax expense (benefit)	102		96	(523)
Depreciation and amortization (4)	17,289		21,477	7,113
EBITDA (Non-GAAP)	$(128,820)		$(34,698)	$(34,932)
Stock-based compensation	22,492		6,973	32,072
Non-recurring repair expenses (1)	173		1,224	—
Diligence, acquisition, disposition and integration expenses (2)	17,269		5,545	2,164
Litigation expenses (3)	1,389		1,589	—
(Gain) loss on classification as held for sale	(24,616)		15,417	—
Loss on abandonment of assets	1,138		—	—
Loss on conversion of debt	33,612	—	—	—
Loss on change in fair value of debt	85,439		7,401	—
Loss on change in fair value of related party debt	—		8,116	—
Loss on change in fair value of warrants	6,421		—	—
Loss on change in fair value of warrants issued to related parties	—		5,696	—
Loss on extinguishment of debt	1,177		—	94
Loss on extinguishment of related party debt	—		2,507	—
Loss on legal settlement	—		2,380	—
Preferred dividends	2,615		—	—
Restructuring expenses (5)	711		—	—
Other non-recurring expenses (6)	627		169	1,777
Adjusted EBITDA (Non-GAAP)	$19,627		$22,319	$1,175
(1)Represents costs incurred in the repair and replacement of equipment at Ellendale Data Center Hosting facility as a result of the previously disclosed power outage.
(2)Represents legal, accounting and consulting costs incurred in association with certain discrete transactions and projects.
(3)Represents non-recurring litigation expense associated with our defense of class action lawsuits and legal fees related to matters with certain former employees. We do not expect to incur these expenses on a regular basis.
(4)Represents the acceleration of expense related to assets that were abandoned by us due to operational failure or other reasons. Depreciation and amortization in this amount is included in Depreciation and Amortization expense within our calculation of EBITDA, and therefore is not added back as a management adjustment in our calculation of Adjusted EBITDA.
(5)Represents non-recurring expenses associated with employee separations.
(6)Represents expenses that are not representative of our expected ongoing costs.
Funding Requirements
We have experienced net losses through the period ended May 31, 2025. Our transition to profitability is dependent on the successful operation of our business.

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
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations. We believe that the significant investments in property and equipment will remain throughout fiscal year 2026 as we continue construction of our HPC hosting facilities.
Sources of Liquidity and Capital Resources
Our primary capital requirements are to fund the development and expansion of our data center infrastructure, support working capital needs, cover operating expenses, and finance capital expenditures associated with technology upgrades and facility enhancements. As of May 31, 2025, we had unrestricted cash and cash equivalents of $41.6 million and funds restricted for construction expenditures of $41.0 million. Historically we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuance of common stock, preferred stock, convertible promissory notes, senior unsecured convertible notes, debt facilities and the receipt of contractual deposits and revenue payments from customers.
In addition to the sources of liquidity noted below, subsequent to May 31, 2025, we sold additional shares of our common stock under the June 2025 Sales Agreement which generated proceeds of approximately $193.9 million and issued the remaining 78,000 shares of Series G Preferred Stock, pursuant to the PEPA, for aggregate gross proceeds of $75.0 million.
We believe that existing cash balances, cash flows from operations, existing debt facilities, and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and other contractual obligations, for at least the next twelve months and the foreseeable future thereafter.
Recent Financing Activities
See "Note 7 - Debt" in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our term loans and other debt instruments.
On June 7, 2024, we entered into the CIM Promissory Note with the CIM Lender for borrowings of up to $125 million. During the fiscal year ended May 31, 2025, the total amount borrowed under the CIM Promissory Note was $125 million. On November 27, 2024, in connection with the Macquarie Promissory Note, we repaid the CIM Promissory Note in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses.
During the fiscal year ended May 31, 2025, Applied Digital Cloud Corporation, our wholly-owned subsidiary, entered into two Simple Agreement for Future Equity (“SAFE”) agreements totaling $12.0 million with an investor.
During the fiscal year ended May 31, 2025, under the May 2024 Sales Agreement, we sold approximately 3.1 million shares for net proceeds of approximately $14.6 million with commission and legal fees related to the issuance of approximately $0.5 million. This offering was completed as of August 31, 2024.
During the fiscal year ended May 31, 2025, we closed on four offerings of the Series E Preferred Stock in which we sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million. The Series E Dealer Manager Agreement was terminated upon the termination of the Series E Offering on August 9, 2024.
On July 9, 2024, we entered into the July 2024 Sales Agreement, pursuant to which we could offer and sell, from time to time, through the Agents, up to $125 million shares of our common stock. As of the date of this report, we issued and sold approximately 3.0 million shares of our common stock under the July 2024 Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. This offering is no longer active.
On July 30, 2024, we announced that the conditional approval requirements related to the release of the escrowed funds from the sale of our Garden City hosting facility had been met. During the quarter ended August 31, 2024, we received the remaining $25 million of the purchase price, previously held in escrow pending such conditional approval.
On August 29, 2024, we entered into a securities purchase agreement with YA Fund for the private placement of 53,191 shares of Series F Convertible Preferred Stock. The Series F Offering closed on August 30, 2024, for total proceeds to us of $50.0 million, prior to fees paid to Northland Securities, Inc. for their role as placement agent in an amount equal to 3.5% of the total proceeds. During the fiscal year ended May 31, 2025, all 53,191 shares of Series F Convertible Preferred Stock were converted into approximately 7.6 million shares of our common stock.
On September 5, 2024, we entered into the PIPE Purchase Agreement with the PIPE Purchasers, for the private placement of 49,382,720 shares of our common stock, at a purchase price of $3.24 per share, representing the last closing price of our common stock on the Nasdaq Global Select Market on September 4, 2024 for total gross proceeds to us of approximately $160 million, before deducting offering expenses.
On September 23, 2024, we entered into the Series E-1 Dealer Manager Agreement with the Dealer Manager pursuant to which the Dealer Manager agreed to serve as our agent and dealer manager for the offering of up to 62,500 shares of our Series E-1 Preferred Stock, at a price per share of $1,000 per share, pursuant to our Registration Statement on Form S-1, filed with the SEC on September 23, 2024. During the fiscal year ended May 31, 2025, we closed on eight offerings of the Series E-1 Preferred Stock, in which we issued and sold 62,500 shares for gross proceeds of $62.5 million. As of the date of this report, the offering of Series E-1 Preferred Stock has been completed.
On November 4, 2024, we completed a private offering of the Convertible Notes to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The aggregate principal amount of the Convertible Notes sold in the offering was $450 million, which includes $75 million aggregate principal amount issued pursuant to the initial purchasers' fully exercised option. The net proceeds from the sale of the Convertible Notes were approximately $435.2 million after deducting the initial purchasers' discounts and commissions and estimated offering expenses.
On November 27, 2024, our subsidiary, APLD HPC Holdings LLC, formerly known as APLD ELN-02 Holdings LLC, entered into the Macquarie Promissory Note. The proceeds from the Macquarie Promissory Note were used to repay in full and terminate the CIM Promissory Note as well as all obligations under the March Note. On February 11, 2025, in connection with entering into the SMBC Credit Agreement, with the proceeds of the SMBC Loans, we repaid the Macquarie Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and multiple on invested capital.
As of November 30, 2024, the remaining aggregate principal of $71.3 million of the YA Notes had been converted, in exchange for the issuance by us of 19.1 million shares of common stock to YA Fund, and the aggregate principal amount outstanding under the March Note was $6.9 million (consisting of the remaining principal amount of $4.8 million and the additional $2.1 million Commitment Fee), which was repaid in full during the quarter ended February 28, 2025, including all outstanding and unpaid principal, accrued interest, fees, and expenses.
On February 11, 2025, APLD HPC Holdings LLC, our subsidiary, entered into the SMBC Credit Agreement with SMBC for the SMBC Loans. The proceeds from the SMBC Loans were used to: (i) prepay in full the Macquarie Promissory Note, (ii) pay for certain data center project development costs at Polaris Forge 1, and (iii) fund the Interest Reserve Account as defined in the SMBC Credit Agreement. Remaining proceeds have been deposited into a separate bank account for future construction costs at Polaris Forge 1.
On April 30, 2025, we entered into a Preferred Equity Purchase Agreement with certain investors for the issuance and sale of up to 156,000 shares of Series G Preferred Stock, in a private placement. During the fiscal year ended May 31, 2025, we issued and sold 78,000 shares of Series G Preferred Stock for aggregate gross proceeds of $75.0 million.
During the fiscal year ended May 31, 2025, we received $131.5 million in payments for future data center hosting services.

Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of May 31, 2025 (in thousands):

	Payments Due by Period
	Total	FY 2026	FY 2027	FY 2028	FY 2029	FY 2030	Thereafter
Debt obligations(1)	$869,486	$10,468	$386,126	$7,677	$3,206	$8	$462,000
Interest on debt obligations(2)	102,692	14,800	49,540	13,118	12,667	12,567	—
Operating lease obligations(3)	1,153	761	365	27	—	—	—
Financing lease obligations(4)	13,940	13,925	14	1	—	—	—
Power commitments(5)	47,178	28,000	19,178	—	—	—	—
Preferred share dividends(6)	37,812	6,302	6,302	6,302	6,302	6,302	6,302
(1)Debt obligations presented in the table reflect scheduled principal payments related to our long-term debt as described in Note 7 to the consolidated financial statements for further discussion.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 7 to the consolidated financial statements for further discussion.
(3)Operating lease obligations include future minimum payments for our operating leases.
(4)Financing lease obligations include future minimum payments for our finance leases. We have entered into various leases which are executed but not yet commenced with total minimum payments of approximately $16.6 million and terms of 2 years.
(5)Power commitments represents our obligation related to the energy services agreement for our Jamestown, North Dakota co-hosting facility payable. See Note 14 to the consolidated financial statements for further discussion.
(6)Preferred share dividends represent future dividend payments in accordance with preferred stock that has been issued.
Summary of Cash Flows
The following table provides information about our net cash flow for the fiscal years ended May 31, 2025, May 31, 2024, and May 31, 2023 respectively.

	Fiscal Year Ended
$ in thousands	May 31, 2025	May 31, 2024	May 31, 2023
Net cash (used in) provided by operating activities	$(115,402)	$13,794	$58,735
Net cash used in investing activities	(667,654)	(172,437)	(132,088)
Net cash provided by financing activities	874,686	146,757	70,628
Net increase (decrease) in cash, cash equivalents, and restricted cash	91,630	(11,886)	(2,725)
Cash, cash equivalents, and restricted cash at beginning of year, including cash from discontinued operations	31,688	43,574	46,299
Cash, cash equivalents, and restricted cash at end of period, including cash from discontinued operations	123,318	31,688	43,574
Less: Cash, cash equivalents, and restricted cash from discontinued operations	2,398	—	—
Cash, cash equivalents, and restricted cash from continuing operations	$120,920	$31,688	$43,574
Commentary on the change in cash flows between the fiscal years ended May 31, 2025 and May 31, 2024:
Operating Activities
The net cash (used in) provided by operating activities decreased by $129.2 million, or 937%, from $13.8 million provided by operating activities for the fiscal year ended May 31, 2024 to $115.4 million used in operating activities for the fiscal year ended May 31, 2025. This change was primarily driven by a large increase in accounts payable due to the timing of payments between the periods and a gain on classification of held for sale due to the receipt of $25.0 million of funds released from escrow in association with the sale of our Garden City facility. Also contributing to this change was a decrease in deferred revenue due to changes in our customer base relative to the prior comparative period as well as timing of collections during the fiscal year ended May 31, 2025.
These impacts were partially offset by an $85.4 million loss on change in fair value of debt primarily due a loss of approximately $89.6 million related to the change in fair value of the conversion option derivative of the Convertible Note during the two week period in which the Company did not have sufficient authorized shares to settle such conversion fully in shares. This loss was offset by a gain of approximately $4.1 million related to the change in the fair value of the YA Notes.
Investing Activities
The net cash used in investing activities increased by $495.2 million, from $172.4 million for the fiscal year ended May 31, 2024 to $667.7 million for the fiscal year ended May 31, 2025. This increase was primarily due to an increase of approximately $539.8 million in investments in property and equipment during the fiscal year ended May 31, 2025 as our payments in the current periods for construction of Polaris Forge 1 outpaced the comparative period construction payments for the Garden City hosting facility and our HPC data centers in the prior year. These increases were partially offset by the receipt of $25.0 million of funds that were released from escrow in association with the sale of our Garden City facility as well as a decrease of $43.9 million in lease prepayments made for leases of hosting equipment to support our Cloud Services Business during the fiscal year ended May 31, 2025.
Financing Activities
The net cash provided by financing activities increased by $727.9 million, or 496%, from $146.8 million for the fiscal year ended May 31, 2024 to $874.7 million for the fiscal year ended May 31, 2025. The primary reasons for the change were an increase in the receipt of net proceeds from offerings of our common and preferred stock of approximately $235.1 million, proceeds from the Convertible Notes of $450.0 million and net debt borrowings of approximately $357.0 million, as well as the receipt of $12.0 million from SAFE agreements for equity in Applied Digital Cloud Corporation, a wholly-owned subsidiary of the Company, during the fiscal year ended May 31, 2025. These increases were partially offset by the payment of approximately $42.4 million in debt financing costs, an increase of approximately $65.1 million in finance lease payments as well as approximately $104.5 million cash used for the capped call and prepaid forward related to the Convertible Notes offering during the fiscal year ended May 31, 2025.
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

Stock-based Compensation
We account for stock-based compensation with performance conditions by recognizing expense ratably over the requisite service period once we conclude that it is probable that the performance conditions will be achieved. Our conclusion as to the probability of achievement is complex and requires significant judgment by management. In addition, estimates around the service period for performance awards that are probable of being achieved require significant judgement by management. We may revise our estimate when we determine that it is probable that the performance condition will be achieved within a different time period.
We reassess the probability related to vesting and the requisite service period at each reporting period, and recognize a cumulative catch up adjustment for such changes in our probability assessment in subsequent reporting periods. Our determination of probability is based on historical metrics, future projections, and our historical performance against such projections.
Fair Value Measurements
Warrants
We measure the warrants issued to CIM APLD Lender Holdings LLC, Macquarie Equipment Capital, Inc., STB Applied Holdings LLC, and CoreWeave at fair value (see Note 7 - Debt and Note 9 - Stockholders' Equity for further discussion). We engaged a third party valuation specialist to assist management in its determination of the fair value of the warrants using a Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs.
Convertible Notes
We engaged a third party valuation specialist to assist management in its determination and allocation of the fair value of the embedded derivative, the Conversion Option, using a binomial lattice model in a risk-neutral framework. We allocated the principal amount of the Convertible Notes between the host contract and the embedded derivative, based on fair value (see Note 7 - Debt for further discussion).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The following discussion about market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in interest rates and fluctuations in the prices of certain commodities, primarily electricity. We do not use financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of May 31, 2025 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.
Commodity Price Risk
Certain operating costs incurred by us are subject to price fluctuations caused by the volatility of underlying commodity prices. The commodities most likely to have an impact on our results of operations in the event of price changes are electricity, supplies and equipment used in our data centers. We closely monitor the cost of electricity at all of our locations. We have entered into various power contracts to purchase power at fixed prices in certain locations.
In addition, as we are building new, or expanding existing, data centers, we are subject to commodity price risk for building materials related to the construction of these data centers, such as steel and copper. In addition, the lead-time to procure certain pieces of equipment, such as generators, is substantial. Any delays in procuring the necessary pieces of equipment for the construction of our data centers could delay the anticipated openings of these new data centers and, as a result, increase the cost of these projects.

We do not currently employ forward contracts or other financial instruments to address commodity price risk other than the power contracts discussed above.
Foreign Currency Risk
We have not been materially impacted by fluctuations in foreign currency exchange rates as substantially all of our business is transacted in U.S. dollars or U.S. dollar-based currencies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Applied Digital Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Applied Digital Corporation (the “Company”) as of May 31, 2025, the related consolidated statements of operations, changes in temporary equity and stockholders’ equity and cash flows for the year ended May 31, 2025, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025, and the results of its operations and its cash flows for the year ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of May 31, 2025, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated July 30, 2025, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.
Retrospective Application of a Change in Accounting Principle
We also have audited the adjustments to the 2024 and 2023 financial statements to retrospectively apply the change in accounting due to the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 2 and Note 16 and discontinued operations and held for sale presentation discussed in Note 2 and Note 5. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 and 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 and 2023 financial statements taken as a whole.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Prior Period Financial Statements
The financial statements of the Company as of May 31, 2024 and for the years ended May 31, 2024 and 2023, were audited by Marcum LLP, whose report dated August 30, 2024, expressed an unmodified opinion on those statements.
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

/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
New York, NY
July 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Applied Digital Corporation
Opinion on the Financial Statements
We have audited, before the effects of the retrospective adjustments for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Note 2 and Note 16 and discontinued operations and held for sale presentation discussed in Note 2 and Note 5 to the consolidated financial statements, the accompanying consolidated balance sheet of Applied Digital Corporation (the “Company”) as of May 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2024 and 2023 financial statements, before the effects of the retrospective adjustment for the adoption of ASU 2023-07 discussed in Note 2 and Note 16 and discontinued operations and held for sale presentation discussed in Note 2 and Note 5, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the adoption of ASU 2023-07 discussed in Note 2 and Note 16 and discontinued operations and held for sale presentation discussed in Note 2 and Note 5 to the consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs, P.C.
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
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021 through June 18, 2025.
New York, NY
August 30, 2024

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and par value data)

	May 31, 2025	May 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$41,552	$3,339
Restricted cash:
Funds for construction	41,026	—
Letters of credit	31,342	21,349
Accounts receivable	3,043	3,847
Prepaid expenses and other current assets	9,430	1,010
Current assets held for sale	304,200	374,599
Total current assets	430,593	404,144
Property and equipment, net	1,275,841	329,103
Operating lease right of use assets, net	960	1,521
Finance lease right of use assets, net	17,820	8,750
Other assets	144,876	19,349
TOTAL ASSETS	$1,870,090	$762,867

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$247,528	$104,528
Accrued liabilities	29,549	24,702
Current portion of operating lease liability	692	604
Current portion of finance lease liability	13,633	5,283
Current portion of debt	10,331	10,082
Current portion of debt, at fair value	—	35,836
Customer deposits	16,125	13,819
Related party customer deposits	—	1,549
Deferred revenue	—	6,496
Related party deferred revenue	—	1,692
Due to customer	4,807	13,002
Current liabilities held for sale	216,047	336,423
Other current liabilities	19,432	96
Total current liabilities	558,144	554,112
Long-term portion of operating lease liability	381	1,072
Long-term portion of finance lease liability	15	3,381
Long-term debt	677,825	79,472
Total liabilities	1,236,365	638,037
Commitments and contingencies (Note 15)
Temporary equity
Series E preferred stock, 0.001 par value, 2,000,000 shares authorized, 301,673 shares issued and outstanding at May 31, 2025, and no shares authorized, issued or outstanding at May 31, 2024	6,932	—
Series E-1 preferred stock, $0.001 par value, 62,500 shares authorized, 62,500 shares issued and 62,485 shares outstanding at May 31, 2025, and no shares authorized, issued or outstanding at May 31, 2024	57,011	—
Series G preferred stock, 0.001 par value, 156,000 shares authorized, 78,000 shares issued and outstanding at May 31, 2025, and no shares authorized, issued or outstanding at May 31, 2024	72,094	—
Stockholders' equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 234,200,868 shares issued and 224,909,669 shares outstanding at May 31, 2025, and 144,083,944 shares issued and 139,051,142 shares outstanding at May 31, 2024	230	144
Treasury stock, 9,291,199 shares at May 31, 2025 and 5,032,802 shares at May 31, 2024, at cost	(31,400)	(62)
Additional paid in capital	1,009,913	374,738
Accumulated deficit	(481,055)	(249,990)
Total stockholders’ equity attributable to Applied Digital Corporation	497,688	124,830
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$1,870,090	$762,867
See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
Revenue:
Revenue	$142,267	$121,857	$40,984
Related party revenue	1,926	14,761	14,408
Total revenue	144,193	136,618	55,392
Costs and expenses:
Cost of revenues	101,451	106,653	44,388
Selling, general and administrative (1)	83,065	45,020	53,915
(Gain) loss on classification as held for sale (2)	(24,616)	15,417	—
Loss on abandonment of assets	1,138	—	—
Loss from legal settlement	—	2,380	—
Total costs and expenses	161,038	169,470	98,303
Operating loss	(16,845)	(32,852)	(42,911)
Interest expense, net (3)	14,739	17,708	2,006
Loss on conversion of debt	33,612	—	—
Loss on change in fair value of debt	85,439	7,401	—
Loss on change in fair value of related party debt	—	8,116	—
Loss on extinguishment of debt	1,177	—	94
Loss on extinguishment of related party debt	—	2,507	—
Loss on change in fair value of warrants	6,421	—	—
Loss on change in fair value of related party warrants	—	5,696	—
Net loss from continuing operations before income tax expenses	(158,233)	(74,280)	(45,011)
Income tax expense (benefit)	102	96	(523)
Net loss from continuing operations	(158,335)	(74,376)	(44,488)
Net loss from discontinued operations	(72,730)	(75,295)	(1,118)
Net loss	(231,065)	(149,671)	(45,606)
Net loss attributable to noncontrolling interest	—	(397)	(960)
Preferred dividends	(2,615)	—	—
Net loss attributable to common stockholders	$(233,680)	$(149,274)	$(44,646)

Net loss attributable to common stockholders
Continuing operations	$(160,950)	$(73,979)	$(43,528)
Discontinued operations	(72,730)	(75,295)	(1,118)
Net loss	$(233,680)	$(149,274)	$(44,646)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.80)	$(0.65)	$(0.46)
Discontinued operations	(0.36)	(0.66)	(0.01)
Basic and diluted net loss per share	$(1.16)	$(1.31)	$(0.47)

Basic and diluted weighted average number of shares outstanding	201,194,451	114,061,414	93,976,233
(1)Includes related party selling, general and administrative expense of $0.3 million, $0.6 million, and $0.1 million for the fiscal years ended May 31, 2025, May 31, 2024, and May 31, 2023 respectively.
(2)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the fiscal years ended May 31, 2025. The fiscal year ended May 31, 2024 includes $15.4 million loss on classification of held for sale related to the sale of the Garden City facility.
(3)For the fiscal years ended May 31, 2024 and May 31, 2023, amount includes related party interest expense of $5.7 million and $0.1 million, respectively.
See accompanying notes to the consolidated financial statements and, specifically, Note 6 - Related Party Transactions for further discussion of related party transactions.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity
For the Years Ended May 31, 2025, 2024, and 2023
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 1, 2022	97,837,703	$98	(36,296)	$(62)	$128,293	$(56,070)	$72,259	$6,976	$79,235
Issuance of common stock from stock plans	3,089,655	3	—	—	(3)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(168)	—	(168)	—	(168)
Stock-based compensation	—	—	—	—	32,072	—	32,072	—	32,072
Capital contribution to noncontrolling interest	—	—	—	—	—	—	—	4,146	4,146
Common stock forfeited	—	—	(4,965,432)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(44,646)	(44,646)	(960)	(45,606)
Balance, May 31, 2023	100,927,358	101	(5,001,728)	(62)	160,194	(100,716)	59,517	10,162	69,679
Shares issued in offering, net of costs	21,600,722	23	—	—	130,826	—	130,849	—	130,849
Issuance of common stock from stock plans	6,894,166	6	—	—	(6)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(861)	—	(861)	—	(861)
Conversions of debt	13,213,727	13	—	—	52,047	—	52,060	—	52,060
Issuance of warrants, at fair value	—	—	—	—	5,696	—	5,696	—	5,696
Share cancellations	(36,296)	—	(31,074)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,362	—	17,362	—	17,362
Common stock issuance costs	—	—	—	—	(284)	—	(284)	—	(284)
Net loss	—	—	—	—	—	(149,274)	(149,274)	(397)	(149,671)
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Balance, May 31, 2024	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830	$—	$124,830

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (continued)
For the Years Ended May 31, 2025, 2024, and 2023
(In thousands, except per share data)

	Temporary Equity								Permanent Equity
	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 1, 2024	—	$—	—	$—	—	$—	—	$—	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830
Shares issued in offering, net of costs	—	—	—	—	—	—	—	—	55,506,938	55	—	—	180,711	—	180,766
Issuance of common stock from stock compensation plans	—	—	—	—	—	—	—	—	2,427,273	3	—	—	(3)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	—	—	—	—	—	(4,116)	—	(4,116)
Conversions of debt	—	—	—	—	—	—	—	—	19,050,204	19	—	—	104,926	—	104,945
Issuance of other common stock	—	—	—	—	—	—	—	—	628,541	1	—	—	518	—	519
Issuance of warrants, at fair value	—	—	—	—	—	—	—	—	—	—	—	—	136,292	—	136,292
Exercise of warrants	—	—	—	—	—	—	—	—	4,905,256	5	—	—	(5)	—	—
Issuance of Preferred Stock, net of costs	301,673	6,932	53,191	48,350	62,500	57,026	78,000	72,094	—	—	—	—	6	—	6
Preferred Stock Dividends	—	—	—	—	—	—	—	—	—	—	—	—	(2,615)	—	(2,615)
Conversion of preferred stock	—	—	(53,191)	(48,350)	—	—	—	—	7,598,712	7	—	—	48,343	—	48,350
Redemption of preferred stock	—	—	—	—	(15)	(15)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	22,704	—	22,704
Share repurchase	—	—	—	—	—	—	—	—	—	(4)	(4,258,397)	(31,338)	—	—	(31,342)
Purchase of capped call options	—	—	—	—	—	—	—	—	—	—	—	—	(51,750)	—	(51,750)
Purchase of prepaid forward contract	—	—	—	—	—	—	—	—	—	—	—	—	(52,736)	—	(52,736)
Reclass of debt conversion option	—	—	—	—	—	—	—	—	—	—	—	—	252,900	—	252,900
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(231,065)	(231,065)
Balance, May 31, 2025	301,673	$6,932	—	$—	62,485	$57,011	78,000	$72,094	234,200,868	$230	(9,291,199)	$(31,400)	$1,009,913	$(481,055)	$497,688

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands)

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(231,065)	$(149,671)	$(45,606)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	97,945	79,360	7,614
Stock-based compensation	22,704	17,362	32,072
Lease expense	31,661	13,944	—
Deferred income taxes	—	—	(540)
Loss on extinguishment of debt	1,177	—	94
Loss on extinguishment of related party debt	—	2,507	—
Loss on legal settlement	—	2,380	—
Amortization of debt issuance costs	9,563	5,214	410
(Gain) loss on classification of held for sale	(24,616)	15,417	—
Loss on conversion of debt	33,612	—	—
Loss on change in fair value of debt	85,439	7,401	—
Loss on change in fair value of related party debt	—	13,812	—
Loss on change in fair value of warrants issued	6,421	—	—
Loss on abandonment of assets	1,138	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,934)	(3,765)	145
Prepaid expenses and other current assets	(8,309)	899	(766)
Other assets	2,979	327	364
Customer deposits	2,306	(8,770)	24,584
Related party customer deposits	(1,549)	(2,261)	2,261
Deferred revenue	(34,080)	(9,494)	44,245
Related party deferred revenue	(1,692)	168	569
Accounts payable	(78,256)	41,840	(13,750)
Accrued liabilities	(12,127)	21,601	7,485
Due to customer	(8,195)	13,002	—
Lease assets and liabilities	(7,524)	(47,479)	(446)
CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES	(115,402)	13,794	58,735
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(681,603)	(141,809)	(131,278)
Proceeds from sale of assets	25,000	19,852	—
Finance lease prepayments	(6,178)	(50,089)	—
Purchases of investments	(4,873)	(391)	(810)
CASH FLOW USED IN INVESTING ACTIVITIES	(667,654)	(172,437)	(132,088)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(125,073)	(59,967)	(3,353)
Borrowings of long-term debt	650,083	116,554	45,650
Borrowings of related party debt	—	28,000	36,500
Repayment of long-term debt	(293,045)	(21,714)	(10,032)
Repayment of related party debt	—	(45,500)	—
Payment of deferred financing costs	(42,398)	(320)	(567)
Payment of related party deferred financing costs	—	—	(1,548)
Tax payments for restricted stock upon vesting	(4,116)	(861)	(168)
Proceeds from issuance of common stock	191,590	130,849	—
Common stock issuance costs	(10,305)	(284)	—
Proceeds from issuance of preferred stock	198,205	—	—
Preferred stock issuance costs	(13,812)	—	—

Dividends issued on preferred stock	(2,615)	—	—
Proceeds from issuance of SAFE agreement included in long-term debt	12,000	—	—
Repurchase of shares	(31,342)	—	—
Proceeds from convertible notes	450,000	—	—
Purchase of capped call options	(51,750)	—	—
Purchase of prepaid forward contract	(52,736)	—	—
Noncontrolling interest contributions	—	—	4,146
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	874,686	146,757	70,628

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	91,630	(11,886)	(2,725)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	31,688	43,574	46,299
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	123,318	31,688	43,574
Less: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM DISCONTINUED OPERATIONS	2,398	—	—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM CONTINUING OPERATIONS	$120,920	$31,688	$43,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$62,712	$17,782	$1,118
Income taxes paid	$105	$5	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$20,280	$159,153	$—
Finance right-of-use assets obtained by lease obligation	$113,674	$227,047	$8,693
Property and equipment in accounts payable and accrued liabilities	$246,472	$85,019	$9,384
Extinguishment of non-controlling interest	$—	$9,765	$—
Conversion of debt to common stock	$104,945	$52,060	$—
Conversion of preferred stock to common stock	$48,350	$—	$—
Loss on legal settlement	$—	$2,380	$—
Issuance of warrants, at fair value	$136,292	$5,696	$—
Conversion of warrants	$5	$—	$—

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025

1.    Business and Organization
Applied Digital Corporation (the “Company”), is a designer, builder, and operator of digital infrastructure providing cost-competitive solutions to customers. The Company has two reportable segments. Financial information for each segment is contained in "Note 16 - Business Segments."
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, specifically the likelihood of timing and achievement of performance conditions to our performance stock units, and contingencies. Although these estimates are based on historical facts and various other assumptions that we believe are reasonable, actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers.
Data Center Hosting Revenue
The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. Performance obligations are achieved over the term of the agreements by providing the hosting environment for the customer's operations. Customers pay a fixed rate to the Company in exchange for a managed hosting environment supported by customer-provided equipment. Revenue is recognized based on the contractual fixed rate, net of any credits for non-performance, over the term of the agreements. Any ancillary revenue for other services is generally recognized at a point in time when the services are complete. Customer contracts include advance payment terms. All advanced service payments are recorded as deferred revenue and are recognized as revenue once the related service is provided.
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
For the Fiscal Year Ended May 31, 2025
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Segments
The Company has identified two reportable segments: data center hosting (“Data Center Hosting Business”) and high-performance compute hosting (“HPC Hosting Business”). These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker (CODM), which is the Company’s Chief Executive Officer.
The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and segment profit (loss), on a consolidated basis and for each of the Company's reportable segments. Operating results by segment include costs or expenses directly attributable to each segment, which include selling, general, and administrative expenses, (gain) loss on classification of held for sale, (gain) loss on sale of assets, and (gain) loss from legal settlement.
The Company does not allocate loss on conversion of debt, loss on change in fair value of debt, loss on change in fair value of related party debt, loss on change in fair value of warrants, loss on change in fair value of related party warrants, loss on legal settlement, or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.
The Data Center Hosting Business operates data centers to provide energized space to crypto mining customers. Customer-owned hardware is installed in the Company’s facilities and the Company provides operational and maintenance services for a fixed fee.
The HPC Hosting Business designs, builds, and operates data centers which are designed to support high-compute applications using advanced technologies and sophisticated infrastructures to provide services to customers.
Reclassification
Income Statement
We have reclassified certain prior period amounts in our consolidated statements of operations to conform to our current period presentation. Specifically, we have reclassified certain amounts of "Loss on change in fair value of related party debt" to "Loss on change in fair value of related party warrants." Additionally, we have reclassified certain amounts of “Selling, general and administrative” expenses to “Interest expense, net.”
This reclassification has no impact on reported net loss or cash flows.
Cash, Cash Equivalents, and Restricted Cash
The Company’s restricted cash balances consist of funds for construction and letters of credit.
The funds for construction are held in a construction reserve account to fund the construction of the Company’s 400 MW Ellendale, North Dakota data center campus ("Polaris Forge 1"), in accordance with the SMBC Credit Agreement (as defined below). See further discussion in "Note 7 - Debt".
Additionally, the Company has letters of credit totaling $38.3 million presented on our consolidated balance sheets within restricted cash and other assets. The Company is required to keep these balances, which are held in money market funds, in separate accounts for the duration of the letter of credit agreements, which have terms of up to two years. The letters of credit were issued in lieu of security deposits. The Company considers the money market funds to be Level 1 which approximates fair value.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of May 31, 2025 and May 31, 2024 were as follows (in thousands):

	May 31, 2025	May 31, 2024
Cash and cash equivalents	$41,552	$3,339
Restricted cash - funds for construction	41,026	—
Restricted cash - letters of credit	31,342	21,349
Restricted cash included in other assets	7,000	7,000
Total Cash, Cash Equivalents, and Restricted Cash	$120,920	$31,688
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (see "Note 3 - Property and Equipment"). Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is included in earnings. Depreciation expense includes the amortization of assets recorded in association with our leases. Leasehold improvements and assets recorded in association with our leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset. Construction in progress represents assets received but not placed into service as of May 31, 2025.
Impairment or Disposal of Long-Lived Assets
Our long-lived assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We also evaluate the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, we determine the recoverability of our long-lived assets by comparing the carrying value of our long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company recorded impairment expense on long-lived assets of $0.5 million and $0.2 million for the fiscal years ended May 31, 2024 and 2023, respectively.
Assets Held For Sale
The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets. As of May 31, 2025, the Company deemed its Cloud Services Business met the held for sale criteria and was classified as such on the consolidated balance sheet.
Discontinued Operations
The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. As of May 31, 2025, the Company deemed its Cloud Services Business to be discontinued operations due to the disposal group meeting all three criteria.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Lease Accounting
The Company determines whether an arrangement contains a lease at the inception of the arrangement. The Company leases office space under operating leases and equipment under finance leases. If a lease is determined to exist, the term of such lease is assessed based on the commencement date, which is the date on which the underlying asset is made available for the Company’s use by the lessor. For leases with renewal periods or early terminations at the Company’s option, the Company determines the expected lease term based on whether the exercise of any renewal option or early termination is reasonably certain at the inception of the lease.
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
For operating leases, we recognize fixed lease expense on a straight-line basis over the lease term. For finance leases, we recognize amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term. Variable lease costs are recognized as incurred. Assets and liabilities related to finance leases are presented separately from those relating to operating leases on our consolidated balance sheets. We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets.
Stock-based Compensation
The Company measures stock-based compensation cost at fair value on the date of grant for all share-based awards and recognizes compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award. For performance awards, the Company begins recognizing expense in the period in which vesting becomes probable. The Company accounts for forfeitures as they occur.
Earnings per Share
Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities convertible into, or other contracts to issue, common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of the exercise of stock warrants, the conversion of existing debt agreements, and service-based and performance-based restricted stock units, respectively, determined using the treasury stock method. Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net income (loss) per share.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences that exist between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as tax attributes such as net operating loss, capital loss and tax credits carryforwards on a taxing jurisdiction basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected, more likely than not, to be realized in the future. A tax benefit from an uncertain income tax position may be recognized in the financial statements only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authority's widely understood administrative practices and precedents. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Any subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
ASC Topic 740, Income Taxes, (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.
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
For further information on income taxes, see "Note 9 - Income Taxes" below.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this ASU in the fourth quarter of fiscal year 2025 on a retrospective basis, effective for the Company’s fiscal year that began on June 1, 2024 and for interim periods in the fiscal year beginning June 1, 2025. See "Note 16 - Business Segments" below.
In December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of this ASU on its financial statement presentation and disclosures and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.
In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this Update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The amendments in this Update permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2026.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
3.    Property and Equipment
Property and equipment, net consisted of the following as of May 31, 2025 and 2024 (in thousands):

	Estimated Useful Life	May 31, 2025	May 31, 2024
Networking equipment, electrical equipment, and software	3 years - 5 years	$32,938	$32,185
Electric generation and transformers	15 years	9,914	9,933
Land and building
Building	39 years	109,672	103,990
Land		20,047	6,205
Land improvements	15 years	1,423	1,380
Leasehold improvements	3 years - 7 years	444	444
Construction in progress		1,123,156	186,869
Other equipment and fixtures	5 years - 7 years	2,126	1,760
Total cost of property and equipment		1,299,720	342,766
Accumulated depreciation		(23,879)	(13,663)
Property and equipment, net		$1,275,841	$329,103
Depreciation expense totaled $10.6 million, $15.1 million, and $3.9 million for the fiscal years ended May 31, 2025, 2024, and 2023, respectively.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customer for the fiscal years ended May 31, 2025 and 2024:

	May 31, 2025	May 31, 2024	May 31, 2023
Customer A	93%	75%	24%
Customer B	—%	—%	14%
Customer C	—%	—%	12%
Customer H	—%	—%	20%
Customer I	—%	—%	19%
Customer J	—%	—%	11%
Deferred Revenue
Changes in the Company's deferred revenue balances for the fiscal year ended May 31, 2025 and May 31, 2024, respectively, are shown in the following table (in thousands):

	May 31, 2025	May 31, 2024
Balance, beginning of period	$8,188	$48,692
Advance billings	131,546	87,996
Revenue recognized	(143,995)	(136,071)
Other adjustments	4,261	7,571
Less: Related party balances	—	(1,692)
Balance, end of period	$—	$6,496

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Customer Deposits
Changes in the Company's customer deposits balances for the years ended May 31, 2025 and 2024, respectively, are shown in the following table (in thousands):

	May 31, 2025	May 31, 2024
Balance, beginning of period	$15,367	$36,370
Customer deposits received	5,698	3,395
Customer deposits applied	(1,567)	(12,633)
Customer deposit adjustments	(3,373)	(11,764)
Less: Related party balances	—	(1,549)
Balance, end of period	$16,125	$13,819
5.     Discontinued Operations
During the year ended May 31, 2025, the Company determined that the Cloud Services Business met the criteria to be classified as “held for sale,” as the Board of Directors approved further plans for the sale of the segment. The potential sale of the Cloud Services Business represents a strategic shift in the Company’s operations and financial results. As such, the Company reported the Cloud Services Business as discontinued operations for the fiscal year ended May 31, 2025 in accordance with ASC 205-20, Discontinued Operations. The Company expects the sale of the Cloud Services Business to occur within 12 months from the date it met the held for sale criteria.
The financial results of the Cloud Services Business are presented as net loss from discontinued operations on the consolidated statements of operations. The following table presents the major components of the financial results of the Cloud Services Business for the periods presented (in thousands):

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
Revenue	$84,376	$28,957	$—
Cost of revenues	115,308	41,687	—
Selling, general and administrative	24,813	52,756	1,091
(Gain) on abandonment of assets	(414)	—	—
Operating loss from discontinued operations	(55,331)	(65,486)	(1,091)
Interest expense	17,399	9,809	27
Net loss from discontinued operations before income tax expense	(72,730)	(75,295)	(1,118)
Income tax expense	—	—	—
Net loss from discontinued operations	$(72,730)	$(75,295)	$(1,118)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
As of May 31, 2025, the assets and liabilities of the Cloud Services Business are classified as current in our consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as held for sale on the consolidated balance sheets for the periods presented (in thousands):

	Fiscal Year Ended
	May 31, 2025	May 31, 2024
Assets:
Cash and cash equivalents	$2,398	$—
Accounts receivable	3,788	—
Prepaid expenses and other current assets	223	333
Property and equipment, net	10,922	11,278
Operating lease right of use asset, net	91,374	152,090
Finance lease right of use asset, net	195,495	209,933
Other assets	—	581
Total current assets held for sale	304,200	374,215

Liabilities:
Accounts payable	3,962	11,589
Accrued liabilities	572	1,580
Current portion of operating lease liability	16,093	21,101
Current portion of finance lease liability	133,406	102,400
Current deferred revenue	3,594	31,178
Long-term portion of operating lease liability	58,420	108,668
Long-term portion of finance lease liability	—	59,907
Total current liabilities held for sale	$216,047	$336,423
The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented (in thousands):

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
Depreciation and amortization	$80,656	$57,883	$154
Stock-based compensation	(1,463)	10,135	—
Purchases of property and equipment and other assets	(190)	(10,600)	(260)
Finance lease prepayments	1,190	(46,378)	—

Operating right-of-use assets obtained by lease obligation	20,280	158,508	—
Finance right-of-use assets obtained by lease obligation	64,358	217,818	3,021
Property and equipment in AP and accrued liabilities	1,387	1,172	—

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
6.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the fiscal years ended May 31, 2025, May 31, 2024, and May 31, 2023 (in thousands):

	May 31, 2025	May 31, 2024	May 31, 2023
Customer B*	$1,244	$8,005	$8,007
Customer C**	$682	$6,756	$6,401
*Customer B is a subsidiary of an entity which, during the first quarter of fiscal year 2025, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the controlling individual of the entity filed a Schedule 13G to report the fact that as of the date thereof, the entity had ceased to be a beneficial owner of more than 5% of such class of securities.
**Customer C is 60% owned by an individual who, during the first quarter of fiscal year 2025, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the individual filed a Schedule 13G to report the fact that as of the date thereof, the individual had ceased to be a beneficial owner of more than 5% of such class of securities.
The following table illustrates related party deferred revenue and deposits balances as of May 31, 2025 and May 31, 2024 (in thousands):

	Customer B balances as of		Customer C balances as of
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Deferred revenue	$—	$993	$—	$699
Customer Deposits	$—	$895	$—	$654
Other Related Party Transactions
Related party transactions included within selling, general and administrative expense on the consolidated statement of operations include the following:
•consulting costs of $0.3 million and $0.1 million during the fiscal years ended May 31, 2024 and May 31, 2023, respectively, were incurred with a company owned by a family member of the Company’s former Chief Administrative Officer.
•software license fees of $0.3 million, $0.2 million, and $0.1 million during the fiscal years ended May 31, 2025, May 31, 2024, and May 31, 2023, respectively, were incurred with a company whose chairman is also a member of the Company’s Board of Directors.
•consulting fees of $43 thousand during the fiscal year ended May 31, 2024 were incurred with a former member of the Company's Board of Directors for sales consulting work.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
7.    Debt
Long-term debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	May 31, 2025	May 31, 2024
Convertible Notes, senior unsecured	2.75%	June 2030	$450,000	$—
SMBC Loan (1)	See below	August 2026	375,000	—
Starion Ellendale Loan (2)	7.48%	February 2028	12,283	16,145
Vantage Transformer Loan	6.50%	February 2029	—	3,609
Cornerstone Bank Loan (3)	8.59%	March 2029	12,866	15,576
Yorkville Convertible Debt	—%	April and June 2025	—	80,243
Starion Term Loan (4)	6.50%	July 2027	7,061	10,021
Other long-term debt (5)			12,275	297
Deferred financing costs, net of amortization			(181,329)	(501)
Less: Current portion of debt			(10,331)	(45,918)
Long-term debt, net			$677,825	$79,472
(1)The SMBC Loan is guaranteed by APLD HPC TopCo LLC, a wholly-owned subsidiary of the Company, and is secured by a continuing security interest in all of the membership interests of the borrower, APLD HPC Holdings LLC, including a mortgage on certain properties as defined in the collateral agency, security and depositary agreement.
(2)The Starion Ellendale Loan is guaranteed by APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, and is secured by the first 100 MW HPC facility at Polaris Forge 1, a security interest in substantially all of the assets of APLD ELN-01 LLC, and a security interest in the form of a collateral assignment of the Company’s rights and interests in all master hosting agreements related to Polaris Forge 1.
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
Interest Expense
Interest and related amortization of debt issuance costs and discounts recognized during construction projects are capitalized and included in the cost of project. Interest expense, net of amounts capitalized, recognized for the years ended May 31, 2025, May 31, 2024, and May 31, 2023 consisted of the following (in thousands):

	May 31, 2025		May 31, 2024		May 31, 2023
Long term debt obligations	45,233		10,803		1,132
Long term debt obligations - related party	—		5,664		—
Amortization of debt issuance costs and discounts	26,577		117		87
Finance lease obligations	1,758		1,140		784
Interest income	(3,117)		(931)		(176)
Other interest and amortization	1,459	—	915	—	179
Total interest costs	71,910		17,708		2,006
Capitalized interest	(57,171)		—		—
Total interest expense	14,739		17,708		2,006

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Below is the weighted-average interest rate for the Company's term loans:

	May 31, 2025	May 31, 2024
Weighted-average interest rate	1.7%	2.7%
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of May 31, 2025 (in thousands):

FY26	$10,468
FY27	386,126
FY28	7,677
FY29	3,206
FY30	8
Thereafter	462,000
Total	$869,485
Letters of Credit
As of May 31, 2025, the Company had letters of credit totaling $38.3 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit term of 12 months or less within the Restricted Cash caption within current assets and any amounts with a related letter of credit term of over 12 months in Other Assets.
Starion Term Loan
On July 25, 2022, APLD Hosting, LLC, a wholly-owned subsidiary of the Company, entered into a loan agreement with Starion Bank and the Company as Guarantor (the “Starion Term Loan Agreement”). The Starion Term Loan Agreement provides for a term loan (the "Starion Term Loan") in the principal amount of $15.0 million with a maturity date of July 25, 2027. The Starion Term Loan Agreement contains customary covenants, representations and warranties and events of default. The Company is subject to a debt service coverage ratio.
Yorkville Convertible Debt
During the fiscal year ended May 31, 2024, the Company entered into two prepaid advance agreements with YA II PN, LTD. (“YA Fund”) for promissory notes totaling $92.1 million (collectively the “YA Notes”), issued on March 27, 2024 (the “March Note”), April 24, 2024, and May 24, 2024 (the “May PPA”). The YA Notes were convertible into shares of the Company’s common stock. During the fiscal year ended May 31, 2025, the Company recognized a gain on fair value of debt of $4.1 million associated with the YA Notes which is included on the consolidated statements of operations. Also during the fiscal year ended May 31, 2025, $71.3 million of the YA Notes were converted into approximately 19.1 million shares of common stock. The Company recorded a loss on conversion of debt of $33.6 million during the fiscal year ended May 31, 2025, in its consolidated statements of operations.
The fair value of the YA Notes was calculated on an as-converted basis using quoted market prices of the Company's outstanding common stock; however, YA Fund had converted the maximum amount of shares allowable under Nasdaq rules and regulations and as such, the remaining balance of $4.8 million under the March Note was payable in cash. During the fiscal year ended May 31, 2025, the Company repaid the $4.8 million in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses, as well as the $2.1 million Commitment Fee under SEPA (as defined below).
CIM Arrangement
On June 7, 2024, APLD Holdings 2 LLC (the “Borrower”), a subsidiary of the Company, entered into a promissory note (the “CIM Promissory Note”) with CIM APLD Lender Holdings, LLC, a Delaware limited liability company (the “Lender”). The CIM Promissory Note provided for borrowings up to $125 million. The total amount borrowed under the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
CIM Promissory Note was $125 million. Pursuant to the CIM Promissory Note, the Company issued warrants to purchase up to 9,265,366 shares of common stock (the “CIM Warrants”). See further discussion of the CIM Warrants in "Note 11 - Warrants."
On November 27, 2024, in connection with the issuance of the Macquarie Promissory Note and receipt by the Company of the proceeds related thereto (as described below), the Company repaid the CIM Promissory Note in full, including all outstanding and unpaid principal, accrued interest, fees, and expenses. The associated extinguishment costs were capitalized directly into Construction in Progress (CIP), as the CIM Promissory Note was tied to the ELN-02 Project and was therefore considered part of the construction cost. As of May 31, 2025, the CIP balance includes $9.4 million related to the extinguishment of the CIM Promissory Note.
Yorkville Amendments
In connection with the CIM Promissory Note, the Company also entered into a Consent, Waiver and First Amendment to the Prepaid Advance Agreements (the “Consent”) with YA Fund. In exchange for giving its consent to the transaction with the CIM Lender, the Company agreed to issue an aggregate of 100,000 shares of common stock to YA Fund and to conditionally lower the floor price from $3.00 to $2.00 so long as the daily Volume Weighted Average Price (“VWAP”) is less than $3.00 per share of common stock for five out of seven trading days. The Company further agreed to deliver a security agreement whereby its subsidiary, Applied Digital Cloud Corporation, would grant a springing lien on substantially all of its assets subject to customary carve-outs to secure the YA notes issued in favor of YA Fund. Pursuant to the Consent, YA Fund also consented to future project-level financing at Polaris Forge 1. In addition, pursuant to the terms of the Consent, certain provisions of the March PPA and the May PPA were amended. Upon issuance of the 100,000 shares, the Company recorded the value of the shares at their grant date fair value as an increase of $0.5 million in the loss on change in fair value of debt caption on the consolidated statements of operations.
On October 16, 2024, the Company entered into a letter agreement with YA Fund, whereby the Company agreed to satisfy its obligations with respect to the Commitment Fee (as defined below) in cash by increasing the principal amount due under the March Note in an equivalent amount, instead of issuing the Commitment Shares (as defined below). The Commitment Fee was paid in full during the fiscal year ended May 31, 2025 as part of the repayment by the Company of the March Note.
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
For the Fiscal Year Ended May 31, 2025
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
The SAFE agreements were accounted in accordance with ASC 480: Distinguishing Liabilities from Equity. Per the SAFE agreements, as the underlying share class has not been issued yet and as such, equity classification cannot be determined based on redemption rights, these agreements were classified as liabilities and included in long-term debt at their face value on the Company’s consolidated balance sheets.
Convertible Notes, senior unsecured
On November 4, 2024, the Company issued $450.0 million aggregate principal amount of 2.75% Convertible Senior Notes due 2030 (the “Convertible Notes”). The net proceeds from the sale of the Convertible Notes was approximately $435.2 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used approximately $84 million of the net proceeds from the offering to fund share repurchases of common stock in connection with the offering including (i) $52.7 million to fund the cost of entering into a prepaid forward repurchase transaction (as described below) and (ii) $31.3 million to repurchase shares of common stock with which the Company repurchased approximately 4.3 million shares at $7.36 a share, the stock price on October 30, 2024, the trading day preceding the transaction close. In addition, approximately $51.8 million of the net proceeds from the offering were used to pay the cost of the capped call transactions (as described below) and the remainder of the net proceeds were used for general corporate purposes.
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
Prior to March 1, 2030, the Convertible Notes are convertible only upon the occurrence of certain events. On or after March 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert the Convertible Notes at any time (the “Conversion Option”). The Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, subject to certain restrictions. The initial conversion rate is $102.54 shares per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $9.75 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption.
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
For the Fiscal Year Ended May 31, 2025
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
Subsequently, on November 20, 2024, the stockholders of the Company approved an increase to the number of authorized shares of common stock to an amount sufficient to settle the Conversion Option of the Convertible Notes fully in shares. As a result of the increase to the number of authorized shares of common stock, the Company revalued the Conversion Option to its fair value as of November 20, 2024 of $252.9 million and reclassified the embedded derivative to additional paid-in capital on its consolidated balance sheets. In doing so, the Company recognized a $103.0 million loss on change in fair value of debt as of November 20, 2024. This loss combined with the gain recognized at issuance resulted in a total loss on fair value of debt of $89.6 million which is included on the consolidated statements of operations.
As of May 31, 2025, the embedded Conversion Option derivative is included in additional paid-in capital in the consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met. As of May 31, 2025, the net carrying amount for the Convertible Notes was $273.3 million and the remaining unamortized deferred financing costs related to the issuance of the Convertible Notes was $176.7 million.
Prepaid Forward Repurchase Transaction
In connection with the offering of the Convertible Notes, the Company entered into a privately negotiated prepaid forward repurchase transaction (the “Prepaid Forward”) with one of the initial purchasers (the “Forward Counterparty”). Pursuant to the Prepaid Forward and the Indenture, the Company used approximately $52.7 million of the net proceeds from the offering of the Convertible Notes to fund the Prepaid Forward. The initial aggregate number of shares of common stock underlying the Prepaid Forward was approximately 7.2 million shares of common stock based on a forward price of $7.36. The maturity date for the Prepaid Forward is November 3, 2025, although it may be settled earlier in whole or in part.
As of May 31, 2025, the purchase price of the Prepaid Forward is included in additional paid-in capital in the consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
As of May 31, 2025, the purchase price of the Capped Call Transaction is included in additional paid-in capital in the consolidated balance sheets and is not required to be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
Macquarie Promissory Note
On November 27, 2024, APLD ELN-02 Holdings LLC, a wholly-owned subsidiary of the Company, entered into a promissory note with Macquarie Equipment Capital, Inc. (the “Macquarie Promissory Note”). The Macquarie Promissory Note provided for a loan of $150 million and matures on the earlier of (i) the date of acceleration of the loan or (ii) May 27, 2026. However, to the extent that the ELN-02 Project (as defined therein) was not completed by December 6, 2025, the Company must repay the full outstanding principal balance of the Macquarie Promissory Note together with accrued interest and any other amounts then due and payable. Additionally, the Macquarie Promissory Note had a multiple on invested capital (“MOIC”) of (i) 1.11 to 1.00 if such prepayment occurred on or prior to the date that is four months after the closing date, (ii) 1.20 to 1.00 if such prepayment occurred after the date that is four months after the closing date but on or prior to the date that is seven months after the closing date, or (iii) 1.35 to 1.00 if such prepayment occurred after the date that is seven months after the closing date. The same 1.35x return hurdle applied to repayment at maturity. The Company recorded a MOIC liability of $16.5 million, representing the value of the MOIC liability the day after the closing date. Proceeds of the loan under the Macquarie Promissory Note were used, in part, to repay in full and terminate the CIM Promissory Note. Commensurate with the use of proceeds associated with construction from the Macquarie Promissory Note, the Company will capitalize approximately 90% of the interest expense recognized each period. Additionally, proceeds were used to satisfy remaining obligations of the Company under the March Note.
As partial consideration for the Macquarie Promissory Note, the Company issued warrants (the “Macquarie Warrants”) to purchase up to 1,035,197 shares of the Company’s common stock. See further discussion of the Macquarie Warrants in "Note 11 - Warrants."
On February 11, 2025, in connection with the Company’s entry into the SMBC Credit Agreement (as defined below) and receipt by the Company of the proceeds related thereto (as described below), the Company repaid the Macquarie Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and multiple on invested capital. As a result, there was a loss on the extinguishment of the Macquarie Promissory Note of $11.8 million. Commensurate with the use of proceeds associated with construction from the Macquarie Promissory Note, the Company capitalized approximately 90%, or $10.6 million, to CIP and the remainder, 10%, or $1.2 million, was recorded to loss on extinguishment of debt in the consolidated statements of operations.
SMBC Credit Agreement
On February 11, 2025, APLD HPC Holdings LLC, a wholly-owned subsidiary of the Company, entered into a credit and guaranty agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation (“SMBC”). The SMBC Credit Agreement provides for an aggregate of $375 million of term loans, which includes base rate loans and SOFR loans, and matures 18 months after the closing date. Base rate loans bear interest at the base rate plus (i) 2.50% from the closing date until the six month anniversary of the closing date, (ii) 3.50% after the six month anniversary of the closing date until the one year anniversary of the closing date, and (iii) 4.50% after the one year anniversary of the closing date while SOFR loans bear interest at the daily simple SOFR plus (i) 3.50% from the closing date until the six month anniversary of the closing date, (ii) 4.50% after the six month anniversary of the closing date until the one year anniversary of the closing date, and (iii) 5.50% after the one year anniversary of the closing date. For the year ended May 31, 2025, the average SOFR was 7.82%. As of May 31, 2025, remaining unamortized deferred financing costs related to the issuance of the loan was $4.4 million.
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
The Company used the proceeds of the loans to (i) prepay in full the Macquarie Promissory Note, (ii) pay for certain data center project development costs at Polaris Forge 1, and (iii) fund the Interest Reserve Account as defined in the SMBC Credit Agreement. Remaining proceeds have been deposited into a separate bank account for future construction costs at

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Polaris Forge 1. Commensurate with the use of proceeds associated with construction, the Company will capitalize 100% of the interest expense recognized each period.
8.    Balance Sheet Components
Certain balance sheet components are as follows (in thousands):

	May 31, 2025	May 31, 2024
Other assets
Lease incentive	$84,416	$—
Deferred construction costs	33,600	5,200
Restricted cash: letters of credit	7,000	7,000
Deferred lease costs	8,811	1,538
Investments in other companies	6,073	1,200
Other	4,976	4,411
Total Other assets	$144,876	$19,349

	May 31, 2025	May 31, 2024
Other current liabilities
Construction retainer	$19,338	$—
Other	94	96
Total Other current liabilities	$19,432	$96
9.    Income Taxes
Income tax expense for the fiscal years ended May 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	May 31, 2025	May 31, 2024	May 31, 2023
Current expense (benefit)
Federal	$—	$—	$—
Foreign	—	—	—
State	102	96	18
Total current expense	102	96	18
Deferred expense (benefit)
Federal	—	—	(540)
Foreign	—	—	—
State	—	—	—
Total deferred (benefit) expense	—	—	(540)
Total income tax (benefit) expense	$102	$96	$(523)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
The following table reconciles the statutory rate to our effective tax rate for the fiscal years ended May 31, 2025, 2024, and 2023:

	May 31, 2025	May 31, 2024	May 31, 2023
Expected income tax rate at the U.S. statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	(0.9)%	2.0%	(6.0)%
State income taxes, net of federal tax benefit	—%	(0.1)%	—%
Convertible debt instruments	(12.1)%	(2.1)%	—%
Change in valuation allowance	(7.5)%	(19.8)%	(13.0)%
Other, net	(0.5)%	(1.1)%	(0.8)%
Effective income tax rate	—%	(0.1)%	1.2%
Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to the Company's deferred tax assets and liabilities for the fiscal years ended May 31, 2025 and 2024 are as follows (in thousands):

	May 31, 2025	May 31, 2024
Deferred tax assets
Net operating loss	$59,963	$42,810
Stock-based compensation	2,006	2,758
Capitalized research and development	13,088	4,039
Interest expense	12,759	4,854
Convertible debt instruments	—	3,101
Lease liability	17,587	29,508
Other	824	662
Deferred tax assets, gross	106,227	87,732
Less: valuation allowance	(65,856)	(47,005)
Total deferred tax assets, net	40,371	40,727

Deferred tax liabilities
Property and equipment	(18,887)	(6,202)
Right of use assets	(21,484)	(34,525)
Other	—	—
Total deferred tax liability, net	(40,371)	(40,727)
Net deferred tax asset	$—	$—
The Company had $399.6 million, $284.8 million, and $114.8 million of federal and state tax net operating losses as of May 31, 2025, 2024, and 2023, respectively. At May 31, 2025, $346.5 million is available indefinitely to offset future income. The remaining carryforward amounts expire at varying dates beginning in 2028.
A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company has recorded an increase in the valuation allowance of $18.9 million and $31.3 million as of May 31, 2025 and 2024, respectively.
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
For the Fiscal Year Ended May 31, 2025
realize its deferred tax assets. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income.
The Company is subject to U.S. federal and various state and local income tax. Tax years ending May 31, 2022 through May 31, 2025 are open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in these years may still be adjusted upon examination by the Internal Revenue Service ("IRS") or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other taxing jurisdictions for any tax years.
10.    Stockholders' Equity
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
At-the-Market Sales Agreement
On July 9, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., BTIG, LLC, Lake Street Capital Markets, LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (collectively, the “Agents”), pursuant to which the Company could offer and sell, from time to time, through the Agents, up to $125.0 million in shares of the Company’s common stock. During the fiscal quarter ended August 31, 2024, approximately 3.0 million shares of the Company’s common stock were issued and sold under the Sales Agreement for proceeds of $16.4 million net of issuance costs of $0.5 million. On October 30, 2024, the Company terminated its Sales Agreement with the Agents.
Standby Equity Purchase Agreement ("SEPA")
On August 28, 2024, the Company entered into the SEPA with YA Fund, which was amended on August 29, 2024. Pursuant to the SEPA, subject to certain conditions and limitations, the Company had the option, but not the obligation, to sell to YA Fund, and YA Fund was obligated to purchase, an aggregate amount of up to $250.0 million of common stock, at the Company’s request any time during the commitment period commencing on September 30, 2024, and terminating on October 1, 2027.
In connection with the execution of the SEPA, the Company agreed to pay a structuring fee (in cash) to YA Fund in the amount of $25,000. Additionally, the Company agreed to pay a commitment fee of $2,125,000 to YA Fund, (the Commitment Fee”), in the form of 456,287 shares of common stock (the “Commitment Shares”), representing $2,125,000 divided by the average of the daily VWAPs of the common stock during the three trading days immediately prior to the date of the SEPA. On October 16, 2024, the Company entered into a letter agreement with YA Fund, whereby the Company agreed to satisfy its obligations with respect to the Commitment Fee in cash by increasing the principal amount due under the March Note in an equivalent amount, instead of issuing the Commitment Shares. The Commitment Fee was

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
paid in full during the quarter ended May 31, 2025 as part of the repayment by the Company of the March Note. The SEPA was terminated on April 30, 2025.
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
11.    Warrants
A summary of warrant activity for the year ended May 31, 2025 is presented below:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at June 1, 2024	3,000,000	$8.75	4.90
Granted	24,363,084	6.41	7.40
Forfeited	—	—	—
Exercised	(9,265,366)	4.80	—
Outstanding at May 31, 2025	18,097,718	$7.63	8.52
AI Warrants
The Company issued warrants to purchase up to 3,000,000 shares of Common Stock related to the AI Bridge Loan during the fiscal year ended May 31, 2024 (the “AI Warrants”). The AI Warrants are exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years. 1,500,000 AI Warrants have an exercise price of $10.00 per share of Common Stock and 1,500,000 AI Warrants have an exercise price of $7.50 per share of Common Stock. As of May 31, 2025, all of the AI Warrants were outstanding.
CIM Warrants
Pursuant to the CIM Promissory Note discussed above, the Company issued warrants to purchase up to 9,265,366 shares of common stock. The CIM Warrants were issued in two tranches: for the purchase of up to 6,300,449 Common Shares (the “Initial Warrants”), issued on June 17, 2024, and 2,964,917 Common Shares (the “Additional Warrants”), issued on August 11, 2024. The CIM Warrants were exercisable upon issuance and had a five-year term and an exercise price of $4.8005 per share.
The CIM Warrants were measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the CIM Warrants was based on the following significant inputs:

	Initial Warrants	Additional Warrants
Warrant issue date	June 17, 2024	August 11, 2024
Contractual term	5 years	5 years
Volatility	105%	110%
Risk-free rate	4.25%	3.76%
Dividend yield	—%	—%
The fair value of the Initial Warrants and Additional Warrants was $4.36 and $3.04 per warrant, respectively. The total fair value of the CIM Warrants was $36.5 million and was recorded in the consolidated statements of changes in temporary equity and stockholders’ equity. The Company deferred the recognition of the fair value of the Initial and Additional Warrants as a reduction in the net carrying amount of the CIM Promissory Note. After the repayment of the CIM

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Promissory Note, the remaining value of the CIM Warrants recorded as a reduction of the CIM Promissory Note was capitalized to CIP.
During the fiscal year ended May 31, 2025, all 9,265,366 of the CIM Warrants were exercised on a cashless basis for approximately 4.9 million shares of the Company’s common stock in a net settlement transaction.
Macquarie Warrants
On November 27, 2024, as partial consideration for the Macquarie Promissory Note, the Company issued warrants to purchase up to 1,035,197 shares of the Company’s common stock. The Macquarie Warrants are exercisable from and after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash.
The Macquarie Warrants were measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, contractual term, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the Macquarie Warrants was based on the following significant inputs:

Macquarie Warrants
Contractual term	5.5 years
Volatility	95%
Risk-free rate	4.08%
Dividend yield	—%
The fair value of the Macquarie Warrants was $7.38 per warrant, totaling $7.6 million which was recorded as additional paid-in capital on the Company’s consolidated balance sheets. The Company deferred the recognition of the fair value of the Macquarie Warrants as a reduction in the net carrying amount of the Macquarie Promissory Note and subsequently amortized this balance into interest expense or CIP, as noted above, using the effective interest rate method.
The Macquarie Warrants survived the termination of the Macquarie Promissory Note and remain outstanding as of May 31, 2025.
STB Warrant Issuance
On February 27, 2025, the Company issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $7.83 per share (the “STB Warrant”) for consideration of $50,000. The warrant is exercisable beginning on February 27, 2027 (the “Initial Exercise Date”), upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date.
The STB Warrant was measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, contractual term, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the STB Warrant was based on the following significant inputs:

STB Warrant
Contractual term	7 years
Volatility	95%
Risk-free rate	4.15%
Dividend yield	—%
The resulting fair value of the STB Warrant was $6.42 per warrant, totaling $6.4 million and was recorded in the consolidated statements of changes in temporary equity and stockholders’ equity with a commensurate loss of $6.4 million on change in fair value of warrants on the consolidated statements of operations.
CoreWeave Warrant

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
On May 28, 2025, in connection with the entry into the data center leases with CoreWeave (the "CoreWeave Leases"), the Company issued to CoreWeave a warrant (the “CoreWeave Warrant”) to acquire up to 13,062,521 shares of the Company's common stock at an exercise price of $7.19 per share, subject to adjustment in accordance with the terms and conditions set forth in the CoreWeave Warrant. The CoreWeave Warrant is exercisable upon issuance, upon payment of the applicable exercise price in cash or through cashless exercise.
The CoreWeave Warrant was measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, contractual term, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the CoreWeave Warrant was based on the following significant inputs:

CoreWeave Warrant
Contractual term	10 years
Volatility	98%
Risk-free rate	4.42%
Dividend yield	—%
The resulting fair value of the CoreWeave Warrant was $6.56 per warrant, totaling $85.7 million which was recorded to lease incentive asset and additional paid in capital on the Company's consolidated balance sheets, and will be amortized over the life of the respective CoreWeave Lease once such lease commences.
12.    Stock-Based Compensation Plans
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
As of May 31, 2025, the Company had issued awards of approximately 23.2 million shares of common stock of the Company under the 2022 Plans, 5.9 million shares of common stock under the 2024 Plan, and 600,000 shares of common stock outside of either plan, related to an employment inducement award. As of May 31, 2025, there are approximately 4.2 million shares of common stock available for issuance under the 2024 Plan.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
The Company capitalizes a portion of stock-based compensation costs for employees who work directly on construction and development of the Company's data centers. The Company recognized stock-based compensation associated with the 2022 and 2024 Plans as follows (in thousands):

	May 31, 2025	May 31, 2024	May 31, 2023
Cost of revenue	$2,504	$1,465	$—
Selling, general, and administrative	19,988	5,508	32,072
Capitalized (1)	1,465	207	—
Total stock-based compensation	$23,957	$7,180	$32,072
(1)Capitalized to CIP in the consolidated balance sheets.
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards outstanding for the fiscal year ended May 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	638,895	$4.01
Granted	—	—
Vested	(351,801)	4.16
Forfeited	(15,650)	8.52
Outstanding as of May 31, 2025	271,444	$3.55
As of May 31, 2025, total remaining expense to be recognized related to these awards was $0.9 million and the weighted average remaining recognition period for the unvested awards was 1.9 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units outstanding for the fiscal year ended May 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	5,230,986	$4.10
Granted	5,915,480	7.09
Vested	(2,618,163)	4.64
Forfeited	(1,868,473)	4.07
Outstanding as of May 31, 2025	6,659,830	$6.56
As of May 31, 2025, total remaining expense to be recognized related to these awards was $34.1 million and the weighted average remaining recognition period for the unvested awards was 1.9 years.
Performance Stock Units
Performance stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of company performance goals, individual performance measures, and continued employment during the vesting period. Performance stock units cliff-vest at the end of a service period of three years depending on the achievement of Company and individual performance measures at the end of each vesting period. Such performance measures are based on the Company entering into data center leases with a hyperscaler, the consummation of project financing, receipt of sustainable revenue with respect to the data center leases that implies positive net operating income, and data center buildings achieving "ready for service" dates. The fair value of PSUs is based on the closing price on the date of grant. The compensation expense related to these PSUs is recognized over the vesting period when the achievement

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest.
During the three months ended August 31, 2024, the Board determined that the performance criteria associated with certain performance stock units granted to certain executives in the third fiscal quarter of 2024 were not met. As such, 2.8 million performance stock unit awards were cancelled and the Company recognized a reversal of the expense previously recognized for the awards of approximately $6.0 million during the fiscal year ended May 31, 2025.
The following is a summary of the activity and balances for unvested performance stock units outstanding for the fiscal year ended May 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2024	3,110,011	$2.69
Awarded	7,207,500	6.59
Vested	(310,011)	6.95
Forfeited	(2,800,000)	2.22
Outstanding as of May 31, 2025	7,207,500	$6.59
As of May 31, 2025, total remaining expense to be recognized related to these awards was $41.5 million and the weighted average remaining recognition period for the unvested awards was 2.3 years.
13.    Temporary Equity
Series E Redeemable Preferred Stock
During the fiscal year ended May 31, 2025, the Company closed on four offerings of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). The Company sold total shares of 301,673 for proceeds of $6.9 million, net of issuance costs of $0.6 million. The Series E Preferred Stock offering was terminated on August 9, 2024.
The shares of Series E Preferred Stock have no voting or conversion rights. Holders of the Series E Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the fiscal year ended May 31, 2025, the Company declared and paid approximately $0.6 million of dividends related to Series E Preferred Stock as presented on the consolidated statements of operations.
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
For the Fiscal Year Ended May 31, 2025
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
The shares of Series F Convertible Preferred Stock were convertible into shares of common stock only upon the receipt of shareholder approval, which was received on November 20, 2024. Holders of the Series F Convertible Preferred Stock were entitled to cumulative dividends at an annual rate of 8.0% of the stated value of $1,000 per share (the “Series F Stated Value”), payable quarterly in arrears. Dividends were calculated based on a 360-day year, declared and accrued quarterly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the fiscal year ended May 31, 2025, the Company declared and paid approximately $0.4 million of dividends related to the Series F Convertible Preferred Stock as presented on the consolidated statements of operations.
The Series F Convertible Preferred Stock ranked senior to all classes of common stock and junior to all existing and future debt of the Company. In the event of liquidation, holders were entitled to receive the Series F Stated Value plus any accrued but unpaid dividends before any distributions were made to common stockholders. Series F Convertible Preferred Stock was on parity with the Series E Preferred Stock, Series E-1 Preferred Stock and any future series of preferred stock with substantially identical terms. Upon the receipt of shareholder approval on November 20, 2024, the Series F Convertible Preferred Stock voted on an as-converted basis, subject to a cap equal to the greater of (x) the conversion price then in effect or (y) $4.0638.
Holders had the right to require the Company to redeem the Series F Convertible Preferred Stock under certain conditions, including a Change of Control or Trading Failure, each as defined in the Series F Convertible Preferred Stock certificate of designation. If there were a Change of Control, the redemption price was the greater of the Series F Stated Value or the amount that would have been received if the Series F Convertible Preferred Stock had been converted into common stock immediately prior to the redemption event. If there was a Trading Failure, the redemption price was the greater of the Series F Stated Value or the product of the lowest conversion price during the period beginning on the date immediately preceding the Trading Failure and ending on the date the holder delivers a Redemption Notice, multiplied by the number of shares of common stock into which the preferred stock is convertible at the then-effective conversion price. Additionally, holders had a one-time right to require the Company to redeem their shares between December 31, 2024, and January 10, 2025, in which case the redemption price was the Series F Stated Value.
Further, upon receipt of shareholder approval of the conversion feature of the Series F Convertible Preferred Stock, which approval was received on November 20, 2024, if the VWAP for any 20 Trading Days during any 30 consecutive trading day period, beginning with the original issuance date of the applicable preferred stock, exceeded two hundred percent (200%) of the conversion price then in effect, the Company may, at any time cause the holder to convert all or part of the holder’s preferred stock.
During the fiscal year ended May 31, 2025, all 53,191 shares of Series F Convertible Preferred Stock were converted into approximately 7.6 million shares of the Company’s common stock.
Series E-1 Redeemable Preferred Stock
On September 23, 2024, the Company entered into a dealer manager agreement for the offering of up to 62,500 shares of Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $1,000 (the “Series E-1 Stated Value”). During the fiscal year ended May 31, 2025, the Company closed on eight offerings

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
of the Series E-1 Preferred Stock, in which the Company issued and sold 62,500 shares for gross proceeds of $62.5 million. As of the date of this report, the offering of Series E-1 Preferred Stock has been completed.
The shares of Series E-1 Preferred Stock have no voting or conversion rights. Holders of the Series E-1 Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum of the Series E-1 Stated Value. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends on the shares of Series E-1 Preferred Stock must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the fiscal year ended May 31, 2025, the Company declared and paid approximately $1.7 million of dividends related to the Series E-1 Preferred Stock as presented on the consolidated statements of operations.
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
The Company may also redeem shares of the Series E-1 Preferred Stock after the second anniversary of the Original Issuance Date, with a minimum notice of 10 days, at a redemption price equal to the Series E-1 Stated Value plus any accrued but unpaid dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Settlement Amount divided by the closing price per share of the common stock on the last trading day prior to the date upon which notice was provided to the holder, subject to the Share Cap, if applicable. During the fiscal year ended May 31, 2025, 15 of the shares were redeemed.
Series G Convertible Preferred Stock
On April 30, 2025, the Company entered into the Preferred Equity Purchase Agreement (the “PEPA”) with certain investors for the issuance and sale of up to 156,000 shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock”) in a transaction (the “Private Placement”) pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of the Series G Preferred Stock may be put to the investors from time to time at the Company’s discretion during the period commencing on April 30, 2025 (the “Commitment Date”) and terminating on the earlier of (i) the 36-month anniversary of the Commitment Date or (ii) such date as there ceases to be a sufficient number of authorized but unissued shares of common stock remaining under the Exchange Cap (as defined in the PEPA).
The Series G Preferred Stock becomes convertible upon the earlier of (i) 45 days after the first issuance date of the Series G Preferred Stock and (ii) the Registration Effective Date (as defined in the PEPA). Pursuant to the PEPA, the Company agreed to prepare and file with the SEC a registration statement, registering the resale of the shares of common stock

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
issuable upon the conversion of the shares of Series G Preferred Stock as soon as practicable after June 2, 2025, but in any case, no later than June 9, 2025 (subject to certain exceptions), which was filed with the SEC on June 3, 2025 and was automatically effective upon filing.
The Series G Preferred Stock ranks senior to all classes of common stock and junior to all existing and future debt of the Company. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of the Series G Preferred Stock will be entitled to receive distributions out of the assets of the Company in an amount per share equal to the then-current Series G Preferred Stock stated value, whether capital or surplus, before any distributions are made on any shares of our common stock. The Series G Preferred Stock is on parity with the Series E Preferred Stock, Series E-1 Preferred Stock and any future series of preferred stock with substantially identical terms.
Holders have the right to require the Company to redeem the Series G Preferred Stock under certain conditions, such as a Trading Failure, as defined in the Series G Preferred Stock certificate of designation. If there is a Trading Failure, the redemption price is the greater of the Series G Preferred Stock stated value or the product of the lowest conversion price during the period beginning on the date immediately preceding the Trading Failure and ending on the date the holder delivers a Redemption Notice, multiplied by the number of shares of common stock into which the preferred stock is convertible at the then-effective conversion price.
If any Investor is prevented from converting any portion of its Series G Preferred Stock because of the Exchange Cap, and such limitation continues for 18 months following the date that is 18 months following the issuance of such Series G Preferred Stock, or, if earlier, the date that is 36 months following the Commitment Date, then the portion of the Series G Preferred Stock held by such Investor at such time shall be redeemed by the Company, within 10 trading days after such earlier date, at a price equal to the greater of (A) the product of (x) the Conversion Price in effect on the first (1st) date this limitation prohibited conversion thereof and (y) the number of shares of our common stock into which such Series G Preferred Stock that was not converted is convertible at such Conversion Price (without regard to any limitations on conversion), and (B) 110% of the stated value of such Series G Preferred Stock.
On each conversion date, the conversion price for the Series G Preferred Stock being converted (the “Conversion Price”) will equal the greater of (i) 95% of the lowest daily Volume Weighted Average Price for each of the five trading days immediately preceding the conversion date and (ii) the initial floor price of $4.25, which may be reduced by the Company at any time in its sole discretion, but in no event below $1.34 (as may be adjusted from time to time, the “Floor Price”). Based on its initial stated value of $1,000 per share and the $4.25 initial Floor Price, each share of Series G Preferred Stock would be convertible into an aggregate of 236 shares of common stock. No right of conversion may be exercised by the Investors in excess of $30 million of stated value, in the aggregate, per month, unless otherwise mutually agreed in writing by the Company and the holders holding a majority of the voting power of the Series G Preferred Stock outstanding at the time.
During the fiscal year ended May 31, 2025, we issued and sold 78,000 shares of Series G Preferred Stock for aggregate gross proceeds of $75.0 million.
14.    Leases
Lessor Accounting
On May 28, 2025, APLD ELN-02 LLC and APLD ELN-03 LLC, the Company's subsidiaries, each entered into a data center lease with CoreWeave, Inc. (together, the "CoreWeave Leases") to deliver up to an aggregate of 250 MW of infrastructure to host CoreWeave’s HPC operations at Polaris Forge 1. The first lease is for the full capacity of Building 2, our 100 MW data center that is currently under construction and expected to become operational during the calendar year 2025. The second lease is for the full capacity of Building 3, a 150 MW data center that is also under construction and is expected to become operational during the calendar year 2026.
A summary of minimum lease payments due from these leases is shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless the Company is reasonably certain it will exercise the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below (in thousands):

Minimum Contracted Payments
FY26	$81,156
FY27	326,340
FY28	372,130
FY29	383,294
FY30	394,793
Thereafter	5,206,486
Total	$6,764,199
Lessee Accounting
The Company enters into leases for equipment and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance right of use assets and liabilities separately on the balance sheet as their own captions, with the liabilities split between current and long-term, respectively.
Components of lease expense were as follows (in thousands):

	May 31, 2025	May 31, 2024	May 31, 2023
Operating lease cost:
Operating lease expense	$696	$568	$347
Short-term lease expense	599	57	187
Total operating lease cost	1,295	625	534
Finance lease expense:
Amortization of right-of-use assets(1)	6,929	5,259	3,309
Interest on lease liabilities	1,758	1,140	784
Total finance lease cost	8,687	6,399	4,093
Variable lease cost	232	169	3
Sublease Income	—	(70)	(103)
Total net lease cost	$10,214	$7,123	$4,527
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the consolidated statements of operations.
The following table represents the Company’s future minimum lease payments as of May 31, 2025 (in thousands):

	Operating Leases	Finance Leases	Total
FY26	$761	$13,925	$14,686
FY27	365	14	379
FY28	27	1	28
FY29	—	—	—
FY30	—	—	—
Thereafter	—	—	—
Total lease payments	1,153	13,940	15,093
Less: imputed interest	(80)	(292)	(372)
Total lease liabilities	1,073	13,648	14,721
Less: Current portion of lease liability	(692)	(13,633)	(14,325)
Long-term portion of lease liability	$381	$15	$396

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Supplemental cash flow and other information related to leases is as follows:

	Fiscal Year Ended
	May 31, 2025	May 31, 2024
Weighted-average years remaining (in years):
Finance leases	1.1 years	1.7 years
Operating leases	0.4 years	1.1 years

Weighted-average discount rate:
Finance leases	9.4%	8.8%
Operating leases	9.7%	10.0%
The Company has entered into leases which are executed but not yet commenced with total minimum payments of approximately $16.6 million. The payments are for various leases with terms of 2 years.
15.    Commitments and Contingencies
Commitments
Energy Contracts
As of May 31, 2025, the Company had a minimum commitment of approximately $47.2 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility payable over, approximately, the next 1.7 years.
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
For the Fiscal Year Ended May 31, 2025
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
As of May 31, 2025, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
16.    Business Segments
The Company's business is made up of two operating segments: the Data Center Hosting Business and the HPC Hosting Business. These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker ("CODM"), which is the Company’s Chief Executive Officer.
The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and segment profit (loss) on a consolidated basis and for each of the Company's reportable segments. Operating results by segment include costs or expenses directly attributable to each segment, which include selling, general, and administrative expenses, (gain)/loss on classification of held for sale, (gain)/loss on sale of assets, and (gain)/loss from legal settlement. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Segment revenues and segment profit are regularly reviewed by the CODM and compared against historical results, forecast and budget information in order to make decisions about how to allocate capital and other resources to each segment.
The Company does not allocate loss on conversion of debt, loss on change in fair value of debt, loss on change in fair value of related party debt, loss on change in fair value of warrants, loss on change in fair value of related party warrants, loss on legal settlement, or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance. The "Other" includes corporate related items not allocated to reportable segments for purposes of making operating decisions or assessing financial performance.
In accordance with applicable accounting guidance, the results of the Cloud Services Business are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See "Note 5 - Discontinued Operations" for operations and segment results for the Cloud Services Business.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
The following tables present segment information, including revenue by segment and segment profit (loss) for the fiscal years ended May 31, 2025, 2024, and 2023 (in thousands):

	Fiscal Year Ended May 31, 2025
	Data Center Hosting Business	HPC Hosting Business
Revenue	$142,267	$—
Related party revenue	1,926	—
Total segment revenue	144,193	—
Costs and expenses
Cost of revenues	100,744	143
Selling, general and administrative	3,006	11,943
(Gain) on classification of held for sale	(24,616)	—
Loss on sale of assets	1,132	—
Total costs and expenses	80,266	12,086
Segment profit (loss)	$63,927	$(12,086)

	Fiscal Year Ended May 31, 2024
	Data Center Hosting Business	HPC Hosting Business
Revenue	$121,858	$—
Related party revenue	14,761	—
Total segment revenue	136,619	—
Costs and expenses
Cost of revenues	106,023	50
Selling, general and administrative	10,367	4,761
Loss on classification of held for sale	15,417	—
Total costs and expenses	131,807	4,811
Segment profit (loss)	$4,812	$(4,811)

	Fiscal Year Ended May 31, 2023
	Data Center Hosting Business	HPC Hosting Business
Revenue	$40,984	$—
Related party revenue	14,408	—
Total segment revenue	55,392	—
Costs and expenses
Cost of revenues	44,374	—
Selling, general and administrative	29,200	246
Total costs and expenses	73,574	246
Segment loss	$(18,182)	$(246)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
The following table presents a reconciliation to net loss from continuing operations before income tax expense (in thousands):

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
Segment profit (loss)
Data Center Hosting Business	$63,927	$4,812	$(18,182)
HPC Hosting Business	(12,086)	(4,811)	(246)
Total segment profit (loss)	51,841	1	(18,428)
Other (1)	(68,686)	(32,853)	(24,483)
Operating loss	(16,845)	(32,852)	(42,911)
Interest expense, net	14,739	17,708	2,006
Loss on conversion of debt	33,612	—	—
Loss on change in fair value of debt	85,439	7,401	—
Loss on change in fair value of related party debt	—	8,116	—
Loss on extinguishment of debt	1,177	—	94
Loss on extinguishment of related party debt	—	2,507	—
Loss on change in fair value of warrants	6,421	—	—
Loss on change in fair value of related party warrants	—	5,696	—
Net loss from continuing operations before income tax expense	$(158,233)	$(74,280)	$(45,011)
(1)Other includes corporate related items not allocated to reportable segments.
We also provide the following additional segment disclosures (in thousands):

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
Depreciation and amortization:
Data Center Hosting Business	$13,312	$19,948	$7,025
HPC Hosting Business	3,733	1,233	59
Other (1)	244	296	29
Total depreciation and amortization (2)	$17,289	$21,477	$7,113

Capital expenditures:
Data Center Hosting Business	$9,320	$38,266	$135,946
HPC Hosting Business	976,506	207,299	9,813
Other (1)	—	4,291	(1,164)
Total capital expenditures	$985,826	$249,856	$144,595
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	Fiscal Year Ended
	May 31, 2025	May 31, 2024
Data Center Hosting Business	$141,764	$145,222
HPC Hosting Business	1,363,341	220,648
Total segment assets	1,505,105	365,870
Cloud Services Business (Discontinued operations)	304,466	374,216
Other (1)	60,519	22,781
Total assets	$1,870,090	$762,867
(1) Other includes corporate related items not allocated to reportable segments.
17.    Loss Per Share
The following is a reconciliation of the denominator of the basic and diluted net loss per share computations for the periods presented:

	Fiscal Year Ended
	May 31, 2025	May 31, 2024	May 31, 2023
Net loss	$(231,065)	$(149,671)	$(45,606)
Net loss attributable to noncontrolling interest	—	(397)	(960)
Preferred dividends	(2,615)	—	—
Net loss attributable to common stockholders	$(233,680)	$(149,274)	$(44,646)

Net loss attributable to common stockholders
Continuing operations	$(160,950)	$(73,979)	$(43,528)
Discontinued operations	(72,730)	(75,295)	(1,118)
Net loss	$(233,680)	$(149,274)	$(44,646)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.80)	$(0.65)	$(0.46)
Discontinued operations	(0.36)	(0.66)	(0.01)
Basic and diluted net loss per share	$(1.16)	$(1.31)	$(0.47)

Basic and diluted weighted average number of shares outstanding	201,194,451	114,061,414	93,976,233
As of May 31, 2025 and 2024, the Company had approximately 14.1 million and 12.1 million shares, respectively, of granted but unvested restricted stock, performance stock, and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of May 31, 2025, the Company had approximately 21.7 million shares associated with the Company’s preferred stock which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive while as of May 31, 2024, the Company had approximately 19.0 million shares associated with the Yorkville Convertible Debt which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Additionally, the Company had approximately 17.1 million and 12.3 million warrants outstanding as of May 31, 2025 and May 31, 2024, respectively, which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2025
Lastly, if the Company's Convertible Notes were converted into shares of the Company's common stock as of May 31, 2025, approximately 46.1 million shares were excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
18.    Subsequent Events
June 2025 At-the-Market Sales Agreement
On June 2, 2025, the Company entered into a Sales Agreement with Northland Securities, Inc. and Wells Fargo Securities, LLC (the “June 2025 Sales Agreement”), pursuant to which, up to $200,000,000 of shares of the Company's common stock may be issued if and when sold. As of the date of this report, the Company has issued and sold approximately 15.1 million shares under the June 2025 Sales Agreement for gross proceeds of approximately $193.9 million.
Issuance of Series G Preferred Stock
On July 16, 2025, the Company issued 78,000 shares of Series G Preferred Stock for aggregate gross proceeds of $75.0 million.
Conversion of Series G Preferred Stock
As of the date of this report, a total of 156,000 shares of Series G Preferred Stock have been converted into approximately 21.0 million shares of the Company's common stock.
CoreWeave Data Center Lease
On July 24, 2025, CoreWeave exercised its lease option for an additional 150 MW in a third building at Polaris Forge 1, which is currently in planning stages with an anticipated ready for service date in 2027. Under the option terms, the parties are expected to enter into a new, third lease agreement on substantially the same terms, including the same rent and escalators, as the existing two Data Center Leases, within 60 days.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act), have concluded that our disclosure controls and procedures were not effective as of May 31, 2025, as a result of the material weakness in our internal control over financial reporting disclosed below.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2025, our internal controls over financial reporting were not effective.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
We have identified a material weakness in the design of our internal controls as we did not design and maintain effective controls around the accounting and assessment of complex financial instruments.
The material weakness did not result in changes to previously released financial results. Notwithstanding this material weakness in internal control over financial reporting, our management has concluded that, based on their knowledge, the consolidated financial statements, and other financial information included in this Annual Report on Form 10-K present fairly, in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
In order to remediate this material weakness, we have hired additional qualified accounting personnel as well as engaged with a third-party consultant to assist with analyzing and documenting the treatment of complex financial instruments.
Management is committed to remediating this material weakness as soon as practicable, which we anticipate to be in the first half of fiscal year 2026. The material weakness will not be considered remediated until the applicable controls have been in place and operating for a sufficient period of time, and management has concluded, through testing, that controls are operating effectively.

Remediation of Previously Identified Material Weaknesses
Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated such that those controls are designed, implemented, and operating effectively. Management's remediation efforts around each previously reported material weakness are detailed below.
The material weakness related to not designing and implementing controls to ensure we can record, process, summarize, and report financial data has been remediated. Specifically, we have improved and updated our systems and processes as well as hired additional qualified accounting and financial reporting personnel to support division of responsibilities, including utilizing an advisory, tax and assurance firm to assist with process documentation.
The material weakness related to not designing and implementing user access controls to ensure appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel has been remediated. Specifically, we have developed IT general controls to effectively manage logical access and changes to our key systems. We have also developed IT application controls to appropriately segregate duties within our systems.
The material weakness related to not having a properly designed internal control system that identifies critical processes and key controls has been remediated. Specifically, we have developed a governance, risk and compliance program within the company, supported by risk assessment and scoping processes, as well as executed an internal audit program to evaluate the design, implementation, and operating effectiveness of key business processes and IT controls.
The material weakness related to not designing and maintaining effective controls associated with related party transactions and disclosures has been remediated. Specifically, management has made modifications to our processes pertaining to related party transactions and disclosures during the three months ended August 31, 2024 and the three months ended November 30, 2024. These modifications enhanced the precision relating to effectively identifying related party transactions and disclosing their related transactions in our financial statements.
During the year ended May 31, 2025, we completed our testing and evaluation of the newly designed and implemented controls and determined that as of May 31, 2025, the controls have been in place and have operated effectively for a sufficient period of time for management to conclude the material weaknesses have been remediated.
The Company’s independent registered public accounting firm, CBIZ CPAs P.C., which audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
Other than the changes noted above, there were no changes in our internal control over financial reporting, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act, that occurred during the three months ended May 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors of Applied Digital Corporation
Adverse Opinion on Internal Control over Financial Reporting
We have audited Applied Digital Corporation’s (the "Company") internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Annual Report on Internal Control over Financial Reporting”:
•The Company has a material weakness in the operating effectiveness around the accounting and assessment of complex financial instruments.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2025 consolidated financial statements and this report does not affect our report dated July 30, 2025 on those financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of May 31, 2025 and the related consolidated statements of operations, changes in temporary equity and stockholders’ equity, and cash flows for the year ended May 31, 2025 of the Company and our report dated July 30, 2025 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
New York, NY
July 30, 2025

Item 9B. Other Information
(a)
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the fiscal quarter ended May 31, 2025, Mark Chavez, Chief Compliance Officer and General Counsel, adopted a Rule 10b5-1 plan terminating December 31, 2027. Mr. Chavez's Rule 10b5-1 trading arrangement calls for potential sales of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by the Company to satisfy applicable taxes. The number of shares to be withheld, and thus the exact maximum number of shares to be sold pursuant to Mr. Chavez’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Chavez’s Rule 10b5-1 trading arrangement is 435,000. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Except as provided above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K), during the fiscal quarter ended May 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
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

3.1.3
Certificate of the Designations, Powers, Preferences and Rights of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).

3.1.4
Certificate, Amendment or Withdrawal of Designation, relating to the Series A Preferred Stock, filed with the Secretary of State of Nevada on October 21, 2024 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 24, 2024).

3.1.5
Certificate, Amendment or Withdrawal of Designation, relating to the Series B Preferred Stock, filed with the Secretary of State of Nevada on October 21, 2024 (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 24, 2024).

3.1.6
Certificate, Amendment or Withdrawal of Designation, relating to the Series D Preferred Stock, filed with the Secretary of State of Nevada on October 21, 2024 (Incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed with the SEC on October 24, 2024).

3.1.7
Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Restrictions of Series E-1 Preferred Stock filed with the Secretary of State of the State of Nevada on November 8, 2024 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 14, 2024).

3.1.8
Certificate, Amendment or Withdrawal of Designation, relating to the Series F Preferred Stock, filed with the Secretary of State of Nevada on April 11, 2025 (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2025).

3.1.9
Certificate of the Designations of Powers, Preferences and Rights of Series G Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 1, 2025).

3.2
Certificate of Amendment, dated November 20, 2024, to Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).

3.3	Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).
4.1
Registration Rights Agreement, dated April 15, 2021, by and between the Company and B. Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

4.1.1
Amendment, dated December 13, 2021, to Registration Rights Agreement, dated April 15, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 4.2 to Amendment No. 6 the Company's Registration Statement on Form S-1, filed with the SEC on April 12, 2022).

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

4.2.1
Amendment, dated December 13, 2021, to Registration Rights Agreement, dated July 30, 2021, by and between the Company and B. Riley Securities, Inc., for the benefit of B. Riley Securities, Inc. and the Investors (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, filed with the SEC on April 12, 2022).

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
4.8
Indenture, dated as of November 4, 2024, between Applied Digital Corporation and Wilmington Trust, National Association, as trustee, relating to the 2.75% convertible senior notes (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2024).

4.9	Form of note representing the 2.75% Convertible Senior Notes due 2030 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2024).
4.10	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).
4.11†
Form of Restricted Stock Unit Award Agreement, by and between the Company and Laura Laltrello (Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8, filed with the SEC on January 6, 2025).

4.12
Warrant, dated February 27, 2025, by and between Applied Digital Corporation and STB Applied Holdings LLC (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2025).

4.13	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).
4.14*	Description of Securities.
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

10.12†	2022 Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.12.1†	Form of Employee Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.12.2†	Form of Restricted Stock Unit Award Agreement (Employees). (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.12.3†	Form of Restricted Stock Unit Award Agreement (Consultants). (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.12.4†	Amendment to 2022 Incentive Plan (Incorporated by reference to Exhibit 10.12.4 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).
10.13†	2022 Non-Employee Director Stock Plan. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
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

10.57
Registration Rights Agreement, dated June 7, 2024, by and between Applied Digital Corporation and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.58
Security Agreement, dated June 21, 2024, by and between Applied Digital Cloud Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.59
Waiver Agreement, dated August 11, 2024, by and between APLD Holdings 2 LLC and CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2024).

10.60.
Standby Equity Purchase Agreement, dated August 28, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.61
First Amendment to the Standby Equity Purchase Agreement, dated August 29, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.62	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.63	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.64	Irrevocable Proxy, dated August 30, 2024, by YA II PN, LTD (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.65
Consent, Waiver and Second Amendment to Prepaid Advance Agreements, dated August 21, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).

10.66
Consent, Waiver and Third Amendment to Prepaid Advance Agreements, dated August 29, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).

10.67	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 10, 2024).
10.68	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 10, 2024).
10.69
Dealer Manager Agreement, dated September 23, 2024, by and between Applied Digital Corporation and Preferred Capital Securities, LLC (Incorporated by reference to Exhibit 10.70 to the Company's Registration Statement on Form S-1, filed with the SEC on September 23, 2024).

10.70.
Amended and Restated Services Agreement, dated September 23, 2024, by and between Applied Digital Corporation and Preferred Shareholder Services, LLC (Incorporated by reference to Exhibit 10.71 to the Company's Registration Statement on Form S-1, filed with the SEC on September 23, 2024).

10.71	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 10.72 to the Company's Registration Statement on Form S-1, filed with the SEC on September 23, 2024).
10.72
First Amendment to Promissory Note and Waiver Agreement, dated October 8, 2024, by and between APLD Holdings 2 LLC and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2024).

10.73†
Restricted Stock Unit Award, dated October 10, 2024, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on January 14, 2025).

10.74
Letter Agreement, dated October 16, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on January 14, 2025).

10.75†
Restricted Stock Unit Award, dated October 17, 2024, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on January 14, 2025).

10.76†
Restricted Stock Unit Award, dated November 15, 2024, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on January 14, 2025).

10.77†
Mohmand Offer Letter, dated October 11, 2024, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.78†
Amendment No. 2 to Executive Employment Agreement, dated October 15, 2024, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.79†
Executive Employment Agreement, dated October 10, 2024, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.80.	Form of Prepaid Forward Confirmation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2024).
10.81	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2024).
10.82†
Offer Letter, dated November 15, 2024, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).

10.83†	Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.84†	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.85†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.86†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.87†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.88†	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.89#
Promissory Note, dated November 27, 2024, issued by APLD ELN-02 Holdings LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.90.
Limited Parent Guarantee, dated November 27, 2024, issued by APLD Holdings 2 LLC in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.91%
Guarantee and Collateral Agreement, dated November 27, 2024, by and among APLD ELN-02 Holdings LLC, APLD ELN-02 LLC, APLD ELN-02 A LLC, APLD ELN-02 B LLC, APLD ELN-02 C LLC and Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.92
Pledge Agreement, dated November 27, 2024, issued by APLD Holdings 2 LLC in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.93†
Offer Letter, effective November 27, 2024, by and between Applied Digital Corporation and Laura Laltrello (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 4, 2024).

10.94†
Performance Stock Unit Award, dated January 7, 2025, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 8, 2025).

10.95†
Performance Stock Unit Award, dated January 7, 2025, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 8, 2025).

10.96†
Performance Stock Unit Award, dated January 7, 2025, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on January 8, 2025).

10.97%
Unit Purchase Agreement, dated January 13, 2025, by and among Applied Digital Corporation, APLD HPC Holdings LLC and MIP VI Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 14, 2025).

10.98%
Credit and Guaranty Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors, the Lenders and Sumitomo Mitsui Banking Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.99
Pledge Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, APLD HPC TopCo LLC and Sumitomo Mitsui Banking Corporation (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.100
Parent Guarantee, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, Applied Digital Corporation and Sumitomo Mitsui Banking Corporation (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.101%
Collateral Agency, Security and Depositary Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors and Sumitomo Mitsui Banking Corporation (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.102%
First Amendment to Unit Purchase Agreement, dated February 11, 2025, by and between Applied Digital Corporation, APLD HPC Holdings LLC, APLD HPC TopCo LLC, and MIP VI HPC Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.103†
Transition Agreement, dated February 18, 2025, by and between the Company and David Rench (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 21, 2025).

10.104†
Separation Agreement, dated February 20, 2025, by and between the Company and Michael Maniscalco (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 21, 2025).

10.105%	Form of Preferred Equity Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 1, 2025)
10.106#%
Building 2 Datacenter Lease, dated May 28, 2025, by and between APLD ELN-02 LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).

10.107#%
Building 3 Datacenter Lease, dated May 28, 2025, by and between APLD ELN-03 LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).

10.108%
Registration Rights Agreement, dated May 28, 2025, by and between Applied Digital Corporation and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).

10.109%
Letter Agreement, dated May 28, 2025, by and between Applied Digital Corporation and Coreweave, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP
24.1*	Power of Attorney (contained on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
97.1†	Compensation Recovery Policy. (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024)
* Filed herewith.
** Furnished, not filed.
† Management compensatory agreement.
# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and is a type of information that the registrant treats as private or confidential.
% The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on July 30, 2025.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins

Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ Saidal Mohmand

Name: Saidal Mohmand
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Wes Cummins and Saidal Mohmand, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Wes Cummins	Chief Executive Officer and Chairman	July 30, 2025
Wes Cummins	(Principal Executive Officer)

/s/ Saidal Mohmand	Chief Financial Officer	July 30, 2025
Saidal Mohmand	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chuck Hastings	Director	July 30, 2025
Chuck Hastings

/s/ Douglas Miller	Director	July 30, 2025
Douglas Miller

/s/ Richard Nottenburg	Director	July 30, 2025
Richard Nottenburg

/s/ Rachel Lee	Director	July 30, 2025
Rachel Lee

/s/ Ella Benson	Director	July 30, 2025
Ella Benson