Form 10-Q
period 2025-08-31
Applied Digital Corp.
filed 2025-10-09
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒
As of October 8, 2025, 279,685,875 shares of common stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of August 31, 2025 and May 31, 2025 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended August 31, 2025 and August 31, 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the three months ended August 31, 2025 and August 31, 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2025 and August 31, 2024 (unaudited)	4
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

Part II - Other Information

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		47

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	August 31, 2025	May 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$73,911	$41,552
Restricted cash:
Funds for construction	2,851	41,026
Letters of credit	37,342	31,342
Accounts receivable	29,134	3,043
Prepaid expenses and other current assets	188,491	9,430
Current assets held for sale	310,006	304,200
Total current assets	641,735	430,593
Property and equipment, net	1,461,775	1,206,341
Operating lease right of use assets, net	810	960
Finance lease right of use assets, net	16,893	17,820
Other assets	277,782	214,376
TOTAL ASSETS	$2,398,995	$1,870,090

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$172,823	$247,528
Accrued liabilities	182,948	29,549
Current portion of operating lease liability	688	692
Current portion of finance lease liability	11,951	13,633
Current portion of debt	382,056	10,331
Customer deposits	16,752	16,125
Deferred revenue	626	—
Due to customer	3,054	4,807
Current liabilities held-for-sale	188,215	216,047
Other current liabilities	26,380	19,432
Total current liabilities	985,493	558,144
Long-term portion of operating lease liability	220	381
Long-term portion of finance lease liability	11	15
Long-term debt	305,283	677,825
Total liabilities	1,291,007	1,236,365
Commitments and contingencies (Note 14)
Temporary equity
Series E preferred stock, $0.001 par value, 2,000,000 shares authorized, 301,673 shares issued and outstanding at August 31, 2025, and 301,673 shares issued and outstanding at May 31, 2025	6,932	6,932
Series E-1 preferred stock, $0.001 par value, 62,500 shares authorized, 62,500 shares issued and 62,260 shares outstanding at August 31, 2025, and 62,500 shares issued and 62,485 shares outstanding at May 31, 2025	56,796	57,011
Series G preferred stock, $0.001 par value, 156,000 shares authorized, no shares issued and outstanding at August 31, 2025, and 78,000 shares issued and outstanding at May 31, 2025	—	72,094
Stockholders' equity:
Common stock, $0.001 par value, 400,000,000 shares authorized, 278,584,101 shares issued and 269,292,902 shares outstanding at August 31, 2025, and 234,200,868 shares issued and 224,909,669 shares outstanding at May 31, 2025	274	230
Treasury stock, 9,291,199 shares at August 31, 2025 and 9,291,199 shares at May 31, 2025, at cost	(31,400)	(31,400)
Additional paid in capital	1,573,367	1,009,913
Accumulated deficit	(497,981)	(481,055)
Total stockholders’ equity attributable to Applied Digital Corporation	1,044,260	497,688
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$2,398,995	$1,870,090
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	August 31, 2025	August 31, 2024
Revenue:
Revenue	$64,216	$32,923
Related party revenue	—	1,926
Total revenue	64,216	34,849
Costs and expenses:
Cost of revenues	55,606	22,743
Selling, general and administrative (1)	29,152	10,993
Gain on classification of held for sale (2)	—	(24,808)
Loss on abandonment of assets	1,751	628
Total costs and expenses	86,509	9,556
Operating (loss) income	(22,293)	25,293
Interest expense, net	3,946	2,959
Loss on change in fair value of debt	—	6,422
Net (loss) income from continuing operations before income tax expense	(26,239)	15,912
Income tax expense	8	—
Net (loss) income from continuing operations	(26,247)	15,912
Net (loss) income from discontinued operations	9,321	(20,159)
Net loss	(16,926)	(4,247)
Preferred dividends	(1,576)	(44)
Net loss attributable to common stockholders	$(18,502)	$(4,291)

Net loss attributable to common stockholders
Continuing operations	$(27,823)	$15,868
Discontinued operations	9,321	(20,159)
Net loss	$(18,502)	$(4,291)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.11)	$0.11
Discontinued operations	$0.04	$(0.14)
Basic and diluted net loss per share	$(0.07)	$(0.03)

Basic and diluted weighted average number of shares outstanding	255,892,902	149,099,336
(1)Includes related party selling, general and administrative expense of $0.1 million for each of the three months ended August 31, 2025 and August 31, 2024, respectively. See Note 6 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the three months ended August 31, 2024.
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended August 31, 2025 and August 31, 2024
(In thousands, except share data)

	Temporary Equity						Permanent Equity
	Series E Redeemable Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2025	301,673	$6,932	62,485	$57,011	78,000	$72,094	234,200,868	$230	(9,291,199)	$(31,400)	$1,009,913	$(481,055)	$497,688
Issuance of common stock from stock compensation plans	—	—	—	—	—	—	897,022	1	—	—	(1)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	—	—	—	(4,497)	—	(4,497)
Issuance of Preferred Stock, net of costs	—	—	—	10	180,000	170,386	—	—	—	—	—	—	—
Shares issued in offering, net of costs	—	—	—	—	—	—	15,320,373	15	—	—	190,406	—	190,421
Conversion of warrants	—	—	—	—	—	—	188	—	—	—	1	—	1
Issuance of warrants, at fair value	—	—	—	—	—	—	—	—	—	—	121,204	—	121,204
Conversion of Series G	—	—	—	—	(258,000)	(242,480)	28,165,650	28	—	—	242,452	—	242,480
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(1,576)	—	(1,576)
Preferred stock redemption	—	—	(225)	(225)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	15,465	—	15,465
Net loss	—	—	—	—	—	—	—	—	—	—	—	(16,926)	(16,926)
Balance, August 31, 2025	301,673	$6,932	62,260	$56,796	—	$—	278,584,101	$274	(9,291,199)	$(31,400)	$1,573,367	$(497,981)	$1,044,260

	Temporary Equity				Permanent Equity
	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2024	—	$—	—	$—	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830
Shares issued in offering, net of costs	—	—	—	—	6,124,218	6	—	—	31,015	—	31,021
Issuance of common stock from stock compensation plans	—	—	—	—	769,908	1	—	—	(1)	—	—
Conversions of debt	—	—	—	—	11,392,978	11	—	—	56,190	—	56,201
Issuance of other common stock	—	—	—	—	100,000	—	—	—	519	—	519
Issuance of warrants, at fair value	—	—	—	—	—	—	—	—	36,479	—	36,479
Issuance of Preferred Stock, net of costs	301,673	6,932	53,191	48,350	—	—	—	—	6	—	6
Preferred Stock Dividends	—	—	—	—	—	—	—	—	—	(44)	(44)
Stock-based compensation	—	—	—	—	—	—	—	—	(2,919)	—	(2,919)
Net loss	—	—	—	—	—	—	—	—	—	(4,247)	(4,247)
Balance, August 31, 2024	301,673	$6,932	53,191	$48,350	162,471,048	$162	(5,032,802)	$(62)	$496,027	$(254,281)	$241,846
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Three Months Ended
	August 31, 2025	August 31, 2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(16,926)	$(4,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,152	34,316
Stock-based compensation	15,465	(2,919)
Lease expense	5,381	7,659
Amortization of debt issuance costs	4,851	2,769
Gain on classification of held for sale	—	(24,808)
Loss on change in fair value of debt	—	6,422
Loss on abandonment of assets	1,751	628
Changes in operating assets and liabilities:
Accounts receivable	(29,525)	1,549
Prepaid expenses and other current assets	(6,962)	(721)
Customer deposits	627	(143)
Related party customer deposits	—	(1,549)
Deferred revenue	(2,316)	(20,807)
Related party deferred revenue	—	(1,692)
Accounts payable	(77,784)	(77,537)
Accrued liabilities	28,684	9,738
Due to customer	(1,753)	4,209
Lease assets and liabilities	(9,598)	(8,757)
Other assets	1,930	—
CASH FLOW USED IN OPERATING ACTIVITIES	(82,023)	(75,890)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(249,420)	(54,798)
Proceeds from satisfaction of contingency on sale of assets	—	25,000
Finance lease prepayments	—	(2,808)
CASH FLOW USED IN INVESTING ACTIVITIES	(249,420)	(32,606)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(29,932)	(26,049)
Borrowings of long-term debt	65	105,000
Repayments of long-term debt	(2,416)	(5,886)
Payment of deferred financing costs	(1)	(8,484)
Tax payments for restricted stock upon vesting	(4,497)	—
Proceeds from issuance of common stock	196,366	31,590
Common stock issuance costs	(5,945)	(44)
Proceeds from issuance of preferred stock	175,000	60,726
Preferred stock issuance costs	(4,604)	(5,444)
Redemption of preferred stock	(225)	—
Dividends issued on preferred stock	(1,576)	(44)
Exercise of warrants	1	—
Proceeds from issuance of SAFE agreement included in long-term debt	—	12,000
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	322,236	163,365

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(9,207)	54,869
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	123,318	31,688
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	114,111	86,557
Less: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM DISCONTINUED OPERATIONS	7	9
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM CONTINUING OPERATIONS	$114,104	$86,548
See accompanying notes to the unaudited condensed consolidated financial statements

	Three Months Ended
	August 31, 2025	August 31, 2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$9,039	$5,511
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Finance right-of-use assets obtained by lease obligation	$3,966	$13,305
Property and equipment in accounts payable and accrued liabilities	$132,113	$116,440
Conversion of debt to common stock	$—	$56,201
Conversion of preferred stock to common stock	$242,480	$—
Issuance of warrants, at fair value	$121,204	$36,479
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025

1.    Business and Organization
Applied Digital Corporation (the “Company”) is a designer, builder, and operator of high-performance, sustainably engineered data centers and colocation services for artificial intelligence, cloud, networking, and blockchain workloads. The Company has two reportable segments. Financial information for each segment is contained in “Note 15 - Business Segments.”
All references to “Applied Digital Corporation,” “we,” “us,” “our” or the “Company” mean Applied Digital Corporation and its subsidiaries.
2.    Basis of Presentation and Significant Accounting Policies
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The unaudited condensed consolidated balance sheet as of May 31, 2025 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. For further information, please refer to and read these interim unaudited condensed consolidated financial statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2025 filed with the SEC on July 30, 2025.
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
HPC Hosting Revenue
The Company provides certain fit-out services in accordance with the terms of the agreement with the client and recognizes revenues over time as performance obligations are satisfied. The Company measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to client and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue.
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
The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and segment profit (loss), on a consolidated basis and for each of the Company's reportable segments. Operating results by segment include costs or expenses directly attributable to each segment, which include selling, general, and administrative expenses, gain on classification of held for sale and loss on abandonment of assets.
The Company does not allocate loss on change in fair value of debt or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.
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
See Note 2 - Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740"): Improvements to Income Tax Disclosures. This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company has adopted this ASU for the fiscal year beginning June 1, 2025 and will present updated disclosures in its Form 10-K for the fiscal year ended May 31, 2026.
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
In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20). The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in this ASU permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2026.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU is intended to simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2028.
Assets Held For Sale
The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets. During the fiscal quarter ended May 31, 2025, the Company deemed its Cloud Services Business met the held for sale criteria and was classified as such on the unaudited condensed consolidated balance sheet.
Discontinued Operations
The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. During the fiscal quarter ended May 31, 2025, the Company deemed its Cloud Services Business to be discontinued operations due to the disposal group meeting all three criteria. As such, the results of the Cloud Services Business are presented as discontinued operations in the unaudited condensed consolidated statements of operations and have been excluded from both continuing operations and segment results for all periods presented.
Reclassifications
The Company reclassified certain prior period amounts in its unaudited condensed consolidated balance sheets to conform to our current period presentation. Specifically, we have reclassified certain amounts in “Property and equipment, net” to “Other assets”. This reclassification has no impact on total assets or cash flows.
Cash, Cash Equivalents, and Restricted Cash
The Company’s restricted cash balances consist of funds for construction and letters of credit.
The funds for construction are held in a construction reserve account to fund the construction of the Company’s 400 MW Ellendale, North Dakota data center campus (“Polaris Forge 1”), in accordance with the SMBC Credit Agreement (as defined below). See further discussion in Note 7 - Debt.
Additionally, the Company has letters of credit totaling $37.3 million presented on its unaudited condensed consolidated balance sheets within restricted cash. The Company is required to keep these balances, which are held in money market funds, in separate accounts for the duration of the letter of credit agreements, which have terms of up to two years. The letters of credit were issued in lieu of security deposits. The Company considers the money market funds to be Level 1 which the Company believes approximates fair value.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
Cash, cash equivalents, and restricted cash within the unaudited condensed consolidated balance sheets that are included in the unaudited condensed consolidated statements of cash flows as of August 31, 2025 and May 31, 2025 were as follows (in thousands):

	August 31, 2025	May 31, 2025
Cash and cash equivalents	$73,911	$41,552
Restricted cash - funds for construction	2,851	41,026
Restricted cash - letters of credit	37,342	31,342
Restricted cash included in other assets	—	7,000
Total cash, cash equivalents, and restricted cash	$114,104	$120,920

3.    Property and Equipment
Property and equipment consisted of the following as of August 31, 2025 and May 31, 2025 (in thousands):

	Estimated Useful Life	August 31, 2025	May 31, 2025
Networking equipment, electrical equipment, and software	3 years - 5 years	$34,741	$32,938
Electric generation and transformers	15 years	9,916	9,914
Land and building
Building	39 years	109,746	109,672
Land		20,047	20,047
Land improvements	15 years	1,423	1,423
Leasehold improvements	3 years - 7 years	444	444
Construction in progress		1,309,756	1,053,656
Other equipment and fixtures	5 years - 7 years	2,294	2,126
Total cost of property and equipment		1,488,367	1,230,220
Accumulated depreciation		(26,592)	(23,879)
Property and equipment, net		$1,461,775	$1,206,341
Depreciation expense totaled $2.7 million and $2.6 million for the three months ended August 31, 2025 and 2024, respectively.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three months ended August 31, 2025 and August 31, 2024, respectively.

	Three Months Ended
	August 31, 2025	August 31, 2024
Customer A	59%	—%
Customer B	41%	48%

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
Deferred Revenue
Changes in the Company's deferred revenue balances for the three months ended August 31, 2025 and August 31, 2024, respectively, are shown in the following table (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Balance, beginning of period	$—	$8,188
Advance billings	39,584	26,910
Revenue recognized	(37,921)	(34,593)
Other adjustments	(1,037)	3,275
Balance, end of period	$626	$3,780
Customer Deposits
Changes in the Company's customer deposits balances for the three months ended August 31, 2025 and August 31, 2024, respectively, are shown in the following table (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Balance, beginning of period	$16,125	$15,367
Customer deposits received	627	2,849
Customer deposits refunded	—	(1,549)
Customer deposits applied	—	(2,991)
Balance, end of period	$16,752	$13,676
5.    Discontinued Operations
During the fiscal quarter ended May 31, 2025, the Company determined that the Cloud Services Business met the criteria to be classified as “held for sale,” as the Board of Directors approved plans for the sale of the segment. The potential sale of the Cloud Services Business represents a strategic shift in the Company’s operations and financial results. As such, the Company reported the Cloud Services Business as discontinued operations for the three months ended August 31, 2025 in accordance with ASC 205-20, Discontinued Operations. The Company expects the sale of the Cloud Services Business to occur within 12 months from the date it met the held for sale criteria.
The financial results of the Cloud Services Business are presented as net loss from discontinued operations on the unaudited condensed consolidated statements of operations. The following table presents the major components of the financial results of the Cloud Services Business for the periods presented (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Revenue	$16,718	$25,855
Cost of revenues	3,365	38,317
Selling, general and administrative	330	3,348
Loss on abandonment of assets	492	—
Operating income (loss) from discontinued operations	12,531	(15,810)
Interest expense	3,210	4,349
Net income (loss) from discontinued operations before income tax expense	9,321	(20,159)
Income tax expense	—	—
Net income (loss) from discontinued operations	$9,321	$(20,159)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
As of August 31, 2025, the assets and liabilities of the Cloud Services Business are classified as current in the unaudited condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as held for sale on the unaudited condensed consolidated balance sheets for the periods presented (in thousands):

	August 31, 2025	May 31, 2025
Assets:
Cash and cash equivalents	$7	$2,398
Accounts receivable	7,222	3,788
Prepaid expenses and other current assets	647	223
Property and equipment, net	11,899	10,922
Operating lease right of use asset, net	92,721	91,374
Finance lease right of use asset, net	197,502	195,495
Other assets	8	—
Total current assets held for sale	$310,006	$304,200

Liabilities:
Accounts payable	$1,932	$3,962
Accrued liabilities	3,289	572
Current portion of operating lease liability	16,586	16,093
Current portion of finance lease liability	99,568	133,406
Current deferred revenue	652	3,594
Long-term portion of operating lease liability	54,080	58,420
Long-term portion of finance lease liability	12,108	—
Total current liabilities held for sale	$188,215	$216,047
The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Depreciation and amortization	$—	$30,218
Stock-based compensation	$90	$(810)
Purchases of property and equipment and other assets	$(977)	$(27)
Finance lease prepayments	$—	$1,190

Operating right-of-use assets obtained by lease obligation	$—	$—
Finance right-of-use assets obtained by lease obligation	$3,479	$(688)
Property and equipment in AP and accrued liabilities	$—	$49

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
6.    Related Party Transactions
Related Party Revenue
The following table illustrates related party revenue for the three months ended August 31, 2025 and August 31, 2024 (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Customer D*	$—	$1,244
Customer E**	$—	$682
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
Other Related Party Transactions
Related party transactions included within selling, general and administrative expense on the unaudited condensed consolidated statement of operations include software license fees of $0.1 million during each of the three months ended August 31, 2025 and August 31, 2024, respectively, were incurred with a company whose chairman is also a member of the Company’s Board of Directors.
7.    Debt
The Company’s outstanding debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	August 31, 2025	May 31, 2025
Convertible Notes, senior unsecured (1)	2.75%	June 2030	$450,000	$450,000
SMBC Loan (2)	(2)	August 2026	375,000	375,000
Starion Ellendale Loan (3)	7.48%	February 2028	11,268	12,283
Cornerstone Bank Loan (4)	8.59%	March 2029	12,153	12,866
Starion Term Loan (5)	6.50%	July 2027	6,289	7,061
Other long-term debt (6)			12,310	12,275
Deferred financing costs, net of amortization			(179,681)	(181,329)
Less: Current portion of debt			(382,056)	(10,331)
Long-term debt, net			$305,283	$677,825
(1)The net carrying amount of the Convertible Notes was $274.0 million and $273.3 million and the remaining unamortized deferred financing costs related to the issuance was $176.0 million and $176.7 million, each as of August 31, 2025 and May 31, 2025, respectively.
(2)The SMBC Loan is guaranteed by APLD HPC TopCo LLC, a wholly-owned subsidiary of the Company, and is secured by a continuing security interest in all of the membership interests of the borrower, APLD HPC Holdings LLC, including a mortgage on certain properties as defined in the collateral agency, security and depositary agreement. The remaining unamortized deferred financing costs as of August 31, 2025 and May 31, 2025 were $3.4 million and $4.4 million, respectively. The average SOFR plus the applicable margin for the three months ended August 31, 2025 and fiscal year ended May 31, 2025 was 8.07% and 7.82%, respectively.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
(3)The Starion Ellendale Loan is guaranteed by APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, and is secured by a security interest in substantially all of the assets of the Ellendale Data Center Hosting facility (as defined in the Starion Ellendale Loan), and a security interest in the form of a collateral assignment of the Company’s rights and interests in all master hosting agreements related to APLD ELN-01 LLC.
(4)The Cornerstone Bank Loan is guaranteed by APLD GPU-01, LLC, a wholly-owned subsidiary of the Company, and is secured by a security interest in multiple Terms of Service Agreements for HPC based systems related to AI Cloud Computing Services, which are to be serviced at the Jamestown hosting facility.
(5)The Starion Term Loan is guaranteed by APLD Hosting, LLC, a wholly-owned subsidiary of the Company, and is secured by the Jamestown hosting facility, a security interest in substantially all of the assets of APLD Hosting LLC, and interests in all master hosting agreements related to the Jamestown hosting facility. The Starion Term Loan Agreement contains customary covenants, representations and warranties and events of default. The Company is subject to a debt service coverage ratio and is in compliance as of August 31, 2025.
(6)Inclusive in this number is $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities.
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of August 31, 2025 (in thousands):

FY26	$7,867
FY27	386,193
FY28	7,715
FY29	3,209
FY30	35
Thereafter (1)	462,001
Total	$867,020
(1)Includes $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities.
Letters of Credit
As of August 31, 2025, the Company had letters of credit totaling $37.3 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit terms of 12 months or less within the Restricted Cash caption within current assets and any amounts with related letter of credit terms of over 12 months in Other Assets.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
8.    Balance Sheet Components
Certain balance sheet components are as follows (in thousands):

	August 31, 2025	May 31, 2025
Prepaid expenses and other current assets
Short term equipment deposit	$172,523	$—
Deferred issuance costs	7,176	5,443
Short term lease incentive	2,390	1,290
Prepaid expenses	2,766	1,225
Other current assets	3,636	1,472
Total Prepaid expenses and other current assets	$188,491	$9,430

	August 31, 2025	May 31, 2025
Other assets
Long term lease incentive	$204,520	$84,416
Deposits on assets & construction	26,825	69,500
Deferred construction costs	26,151	33,600
Restricted cash: letters of credit	—	7,000
Deferred lease costs	10,738	8,811
Investments in other companies	6,073	6,073
Other	3,475	4,976
Total Other assets	$277,782	$214,376

	August 31, 2025	May 31, 2025
Accrued liabilities
Accrued construction payables	$158,458	$—
Accrued expenses	16,938	26,293
Accrued interest	6,010	2,694
Other accrued liabilities	1,542	562
Total Accrued liabilities	$182,948	$29,549

	August 31, 2025	May 31, 2025
Other current liabilities
Construction retainer	$26,278	$19,338
Other	102	94
Total Other current liabilities	$26,380	$19,432
9.    Stockholders' Equity
Common Stock
June 2025 At-the-Market Sales Agreement
On June 2, 2025, the Company entered into a Sales Agreement with Northland Securities, Inc. and Wells Fargo Securities, LLC (the “June 2025 Sales Agreement”), pursuant to which, up to $200,000,000 of shares of the Company's common stock

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
may be issued if and when sold. As of the date of this report, the Company has issued and sold approximately 15.3 million shares under the June 2025 Sales Agreement for gross proceeds of approximately $196.4 million.
10.    Warrants
A summary of warrant activity for the three months ended August 31, 2025 is presented below:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at May 31, 2025	18,097,718	$7.63	8.52
Granted	8,393,611	10.75	9.99
Forfeited	—	—	—
Exercised	(300)	7.19	—
Outstanding at August 31, 2025	26,491,029	$8.62	8.81
AI Warrants
The Company issued warrants to purchase up to 3,000,000 shares of Common Stock related to the AI Bridge Loan during the fiscal year ended May 31, 2024 (the “AI Warrants”). The AI Warrants are exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years. 1,500,000 AI Warrants have an exercise price of $10.00 per share of Common Stock and 1,500,000 AI Warrants have an exercise price of $7.50 per share of Common Stock. As of August 31, 2025, all of the AI Warrants were outstanding.
Macquarie Warrants
On November 27, 2024, as partial consideration for the Macquarie Promissory Note, the Company issued warrants to purchase up to 1,035,197 shares of the Company’s common stock. The Macquarie Warrants are exercisable from and after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash. The Macquarie Warrants survived the termination of the Macquarie Promissory Note and remain outstanding as of August 31, 2025.
STB Warrant
On February 27, 2025, the Company issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $7.83 per share (the “STB Warrant”) for consideration of $50,000. The warrant is exercisable beginning on February 27, 2027 (the “Initial Exercise Date”), upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date. As of August 31, 2025, all of the STB Warrants were outstanding.
CoreWeave Warrants
On May 28, 2025, in connection with the entry into the data center leases with CoreWeave (the "CoreWeave Leases"), the Company issued to CoreWeave a warrant (the “CoreWeave Warrant”) to acquire up to 13,062,521 shares of the Company's common stock at an exercise price of $7.19 per share, subject to adjustment in accordance with the terms and conditions set forth in the CoreWeave Warrant. The CoreWeave Warrant is exercisable upon issuance, upon payment of the applicable exercise price in cash or through cashless exercise for a period of 10 years. During the quarter ended August 31, 2025, 300 warrant shares were exercised.
Additionally, on August 28, 2025, in connection with the entry into the Building 4 Lease, the Company issued to CoreWeave a warrant (the “Building 4 Warrant”) to acquire up to 8,393,611 shares of the Company’s common stock at an exercise price of $10.75 per share, subject to adjustment in accordance with the terms and conditions set forth in the Building 4 Warrant. The Building 4 Warrant is on the same Form of Warrant as the initial warrant issued to CoreWeave on May 28, 2025, in connection with the data center leases entered into for Building 2 and Building 3.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
The Building 4 Warrant was measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, contractual term, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the Building 4 Warrant was based on the following significant inputs:

Building 4 Warrant
Contractual term	10 years
Volatility	80%
Risk-free rate	4.18%
Dividend yield	—%
The resulting fair value of the Building 4 Warrant was $14.44 per share, totaling $121.2 million, which was recorded to lease incentive asset and additional paid in capital on the Company's unaudited condensed consolidated balance sheets, and will be amortized over the life of the Building 4 Lease once it commences.
11.    Stock-Based Compensation Plans
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
As of August 31, 2025, the Company had issued awards of approximately 23.2 million shares of common stock of the Company under the 2022 Plans, 7.8 million under the 2024 Plan, and 600,000 shares of common stock outside of either plan, related to an employment inducement award. As of August 31, 2025, there are approximately 2.4 million shares of common stock available for issuance under the 2024 Plan.
The Company capitalizes a portion of stock-based compensation costs for employees who work directly on construction and development of the Company's data centers. The Company recognized stock-based compensation associated with the 2022 and 2024 Plans as follows (in thousands):

	August 31, 2025	August 31, 2024
Cost of revenue	$691	$425
Selling, general, and administrative	13,755	(2,808)
Capitalized (1)	929	102
Total stock-based compensation	$15,375	$(2,281)
(1)Capitalized to CIP in the unaudited condensed consolidated balance sheets.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
Restricted Stock Awards
As of May 31, 2025 and August 31, 2025, there were 271,444 shares outstanding with a weighted average grant date fair value per share of $3.55 as there were no restricted stock awards granted, vested, or forfeited during the three months ended August 31, 2025.
As of August 31, 2025, total remaining expense to be recognized related to these awards was $0.8 million and the weighted average remaining recognition period for the unvested awards was 1.7 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted during the three months ended August 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2025	6,659,830	$6.56
Granted	1,912,919	14.00
Vested	(1,258,388)	5.68
Forfeited	(150,391)	7.55
Outstanding as of August 31, 2025	7,163,970	$8.68
As of August 31, 2025, total remaining expense to be recognized related to these awards was $56.5 million and the weighted average remaining recognition period for the unvested awards was 2.1 years.
Performance Stock Units
Performance stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of company performance goals, individual performance measures, and continued employment during the vesting period. Performance stock units cliff-vest depending on the achievement of Company and individual performance measures the achievement of which must occur on or prior to December 31, 2027 for all awards currently outstanding. Such performance measures are based on the Company entering into data center leases with a hyperscaler, the consummation of project financing, receipt of sustainable revenue with respect to the data center leases that implies positive net operating income, and data center buildings achieving "ready for service" dates. The fair value of PSUs is based on the closing price on the date of grant. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest.
As of May 31, 2025 and August 31, 2025, there were 7,207,500 performance stock units outstanding with a weighted average grant date fair value per share of $6.59 as there were no performance stock units granted, vested, or forfeited during the three months ended August 31, 2025.
As of August 31, 2025, total remaining expense to be recognized related to these awards was $29.8 million and the weighted average remaining recognition period for the unvested awards was 2.0 years.
12.    Temporary Equity
Preferred Stock
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
The shares of Series E Preferred Stock have no voting or conversion rights. Holders of the Series E Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three months ended August 31, 2025 and August 31, 2024, the Company declared and paid approximately $170,000 and $44,000, respectively, of dividends related to Series E Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
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
Holders may require the Company to redeem any portion of their Series E Preferred Stock at any time for a "Settlement Amount" calculated as the Series E Stated Value plus any unpaid dividends, less a Holder Optional Redemption Fee, equal to a percentage of the Series E Stated Value based on the year when the redemption occurs as follows: 9.00% prior to the first anniversary of the respective tranche closing date (the "Original Issuance Date"); 7.00% on or after the first anniversary but prior to the second anniversary of the Original Issuance Date; 5.00% on or after the second anniversary but prior to the third anniversary of the Original Issuance Date: and 0.00% on or after the third anniversary of the Original Issuance Date. The Settlement Amount can be settled in cash or shares of common stock, subject to a share cap, which limits the total shares deliverable upon redemption to 19.99% of the common stock outstanding prior to the Series E Preferred Stock offering (25,475,751 shares, the “Share Cap”). Any portion of the Settlement Amount exceeding the Share Cap will be settled in cash.
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
Series E-1 Redeemable Preferred Stock
On September 23, 2024, the Company entered into a dealer manager agreement for the offering of up to 62,500 shares of Series E-1 Redeemable Preferred Stock, par value $0.001 per share (“Series E-1 Preferred Stock”), at a price per share of $1,000 (the “Series E-1 Stated Value”). During the fiscal year ended May 31, 2025, the Company closed on eight offerings in which the Company issued 62,500 shares for gross proceeds of $62.5 million. The Series E-1 Preferred Stock offering was completed as of May 31, 2025.
The shares of Series E-1 Preferred Stock have no voting or conversion rights. Holders of the Series E-1 Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum of the Series E-1 Stated Value. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends on the shares of Series E-1 Preferred Stock must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three months ended August 31, 2025, the Company declared and paid approximately $1.4 million of dividends related to the Series E-1 Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
The Series E-1 Preferred Stock ranks senior to all classes or series of common stock and junior to all existing and future debt of the Company. Additionally, the Series E-1 Preferred Stock is on parity with the Series E Preferred Stock and any future series of preferred stock with substantially identical terms but may rank junior to any future series of preferred stock if the holders of such series are entitled to rights and preferences with priority over the holders of the Series E-1 Preferred Stock. In the event of liquidation, holders of the Series E-1 Preferred Stock and holders of shares of any other class or

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
series of capital stock ranking senior to or on a parity with the Series E-1 Preferred Stock, are entitled to receive an amount per share equal to the Series E-1 Stated Value plus an amount per share that is issuable as a result of any accrued but unpaid dividends before any distributions are made to common stockholders. The Series E-1 Preferred Stock has no stated maturity and remains outstanding indefinitely unless redeemed or repurchased by the Company.
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
The Company may also redeem shares of the Series E-1 Preferred Stock after the second anniversary of the Original Issuance Date, with a minimum notice of 10 days, at a redemption price equal to the Series E-1 Stated Value plus any accrued but unpaid dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Settlement Amount divided by the closing price per share of the common stock on the last trading day prior to the date upon which notice was provided to the holder, subject to the Share Cap, if applicable. During the three months ended August 31, 2025, 225 of shares were redeemed.
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
The Series G Preferred Stock became convertible on June 3, 2025, the Registration Effective Date (as defined in the PEPA). Pursuant to the PEPA, the Company filed a registration statement with the SEC, registering the resale of the shares of common stock issuable upon the conversion of the shares of Series G Preferred Stock, on June 3, 2025, as amended the post-effective amendment filed with the SEC on September 23, 2025, each of which was automatically effective upon filing. Conversion of the Series G Preferred Stock is subject to a customary 4.99% beneficial ownership limitation, as well as a 19.99% conversion limitation pursuant to the applicable Nasdaq Listing Rules, representing 44,931,523 shares of the Company’s common stock (the “Exchange Cap”).
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
For the Three Months Ended August 31, 2025
delivers a Redemption Notice, multiplied by the number of shares of common stock into which the preferred stock is convertible at the then-effective conversion price.
If any Investor is prevented from converting any portion of its Series G Preferred Stock because of the Exchange Cap, and such limitation continues for 18 months following the date that is 18 months following the issuance of such Series G Preferred Stock, or, if earlier, the date that is 36 months following the Commitment Date, then the portion of the Series G Preferred Stock held by such Investor at such time shall be redeemed by the Company, within 10 trading days after such earlier date, at a price equal to 110% of the stated value of such Series G Preferred Stock.
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
On August 14, 2025, the Company entered into the first amendment (the “First Amendment”) to the PEPA to, among other things, (i) increase the aggregate commitment amount of the shares of Series G Preferred Stock from $150 million to $300 million, and (ii) increase its access to capital by removing the Put Limitation (as defined in the PEPA) that had previously limited the aggregate purchase price for any Put Issuance (as defined in the PEPA) to no more than $75 million. In connection with the First Amendment, on August 14, 2025, the Company filed an amendment (the “First CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025. The First CoD Amendment amends the Series G Certificate of Designation to, among other things, (i) increase the initial Floor Price (as set forth in Section 1.5(c)(i) of the Series G Certificate of Designation) to $12.50 from $4.25, and (ii) change the limit below which the Floor Price may not be reduced (as set forth in Section 1.5(c)(ii) of the Series G Certificate of Designation) to $4.33 from $1.34. The Floor Price sets the minimum floor for the conversion price of the Series G Preferred Stock, which price may not be reduced unless the Company determines to do so in its discretion. The First CoD Amendment further amended the status of converted or repurchased preferred stock such that any shares of Series G Preferred Stock that have been or will be converted will be retired and resume the status of authorized but unissued shares.
As Series G Preferred Stock may be reissued, during the three months ended August 31, 2025, the Company issued and sold 180,000 shares of Series G Preferred Stock for aggregate gross proceeds of $175.0 million, with a total of 258,000 shares of Series G Preferred Stock, inclusive of the 78,000 shares outstanding as of May 31, 2025, being converted into approximately 28.2 million shares of the Company’s common stock. As of August 31, 2025, no Series G Preferred Stock was issued and outstanding.
13.    Leases
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
On August 28, 2025, APLD ELN-02 C LLC, a subsidiary of the Company, entered into a third data center lease with CoreWeave to deliver an additional 150MW at Polaris Forge 1, bringing the total capacity under contract at Polaris Forge 1 to 400 MW. The Company has guaranteed the obligations of APLD ELN-02 C LLC under the data center lease. The third

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
lease is for the full capacity of Building 4, which is currently in the design phase and is expected to be service-ready in middle of calendar year 2027.
A summary of minimum lease payments due from these leases is shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless the Company is reasonably certain it will exercise the option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below (in thousands):

Minimum Contracted Payments
FY26	$81,000
FY27	356,340
FY28	586,030
FY29	606,611
FY30	624,809
Thereafter	8,596,727
Total	$10,851,517
Lessee Accounting
From time to time, the Company enters into leases for equipment and office space. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company presents operating and finance lease right of use assets and liabilities separately on the unaudited condensed consolidated balance sheets as their own captions, with the liabilities split between current and long-term.
Components of lease expense were as follows (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Operating lease cost:
Operating lease expense	$174	$174
Short-term lease expense	661	21
Total operating lease cost	835	195
Finance lease expense:
Amortization of right-of-use assets(1)	959	1,478
Interest on lease liabilities	297	215
Total finance lease cost	1,256	1,693
Variable lease cost	65	55
Total net lease cost	$2,156	$1,943
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
The following table represents the Company’s future minimum lease payments as of August 31, 2025:

	Operating Leases	Finance Leases	Total
FY26	$573	$12,101	$12,674
FY27	365	14	379
FY28	27	1	28
FY29	—	—	—
FY30	—	—	—
Thereafter	—	—	—
Total lease payments	965	12,116	13,081
Less: imputed interest	(57)	(154)	(211)
Total lease liabilities	908	11,962	12,870
Less: Current portion of lease liability	(688)	(11,951)	(12,639)
Long-term portion of lease liability	$220	$11	$231
Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended
	August 31, 2025	August 31, 2024
Weighted-average years remaining (in years):
Operating leases	0.9 years	1.5 years
Finance leases	0.4 years	3.1 years

Weighted-average discount rate:
Operating leases	9.6%	9.9%
Finance leases	7.2%	9.2%
The Company has entered into leases which are executed but not yet commenced with total minimum payments of approximately $16.6 million. The payments are for various leases with terms of 1.5 years to 2.0 years.
14.    Commitments and Contingencies
Commitments
Energy Contracts
As of August 31, 2025, the Company had a minimum commitment of approximately $40.1 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility payable over, approximately, the next 1.4 years.
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
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the ordinary course of business.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
Securities Lawsuit
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed lead plaintiff and approved lead counsel, and on July 22, 2024, lead plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 19, 2024, lead plaintiff filed his opposition to the Motion to Dismiss. On January 3, 2025, the defendants filed their reply in further support of the Motion to Dismiss. On September 8, 2025, the Court issued an order staying the Securities Lawsuit and administratively closing it pending resolution of the Motion to Dismiss.
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
As of August 31, 2025, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
15.    Business Segments
The Company's business is made up of two operating segments: the Data Center Hosting Business and the HPC Hosting Business. These segments represent management's view of the business for which separate financial information is

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
available and evaluated regularly by the Chief Operating Decision Maker ("CODM"), which is the Company’s Chief Executive Officer.
The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and segment profit (loss) on a consolidated basis and for each of the Company's reportable segments. Operating results by segment include costs or expenses directly attributable to each segment, which include selling, general, and administrative expenses, gain on classification of held for sale and loss on abandonment of assets. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Segment revenues and segment profit are regularly reviewed by the CODM and compared against historical results, forecast and budget information in order to make decisions about how to allocate capital and other resources to each segment.
The Company does not allocate loss on change in fair value of debt or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance. The "Other" includes corporate related items not allocated to reportable segments for purposes of making operating decisions or assessing financial performance.
In accordance with applicable accounting guidance, the results of the Cloud Services Business are presented as discontinued operations in the unaudited condensed consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See "Note 5 - Discontinued Operations" for operations and segment results for the Cloud Services Business.
The following tables present segment information, including revenue by segment and segment profit (loss) for the three months ended August 31, 2025 and August 31, 2024 (in thousands):

	Three Months Ended August 31, 2025
	Data Center Hosting Business	HPC Hosting Business
Revenue	$37,921	$26,296
Related party revenue	—	—
Total segment revenue	37,921	26,296
Costs and expenses
Cost of revenues	30,409	25,184
Selling, general and administrative	965	1,894
Loss on abandonment of assets	512	1,240
Total costs and expenses	31,886	28,318
Segment profit (loss)	$6,035	$(2,022)

	Three Months Ended August 31, 2024
	Data Center Hosting Business	HPC Hosting Business
Revenue	$32,923	$—
Related party revenue	1,926	—
Total segment revenue	34,849	—
Costs and expenses
Cost of revenues	22,406	23
Selling, general and administrative	772	2,926
Gain on classification of held for sale	(24,808)	—
Loss on abandonment of assets	628	—
Total costs and expenses	(1,002)	2,949
Segment profit (loss)	$35,851	$(2,949)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
The following table presents a reconciliation to net (loss) income from continuing operations before income tax expense (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Segment profit
Data Center Hosting Business	$6,035	$35,851
HPC Hosting Business	(2,022)	(2,949)
Total segment profit	4,013	32,902
Other (1)	(26,306)	(7,609)
Operating (loss) income	(22,293)	25,293
Interest expense, net	3,946	2,959
Loss on change in fair value of debt	—	6,422
Net (loss) income from continuing operations before income tax expense	$(26,239)	$15,912
(1)Other includes corporate related items not allocated to reportable segments.
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Depreciation and amortization:
Data Center Hosting Business	$3,391	$3,359
HPC Hosting Business	698	722
Other (1)	63	62
Total depreciation and amortization (2)	$4,152	$4,143
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	August 31, 2025	May 31, 2025
Data Center Hosting Business	$132,357	$141,764
HPC Hosting Business	1,862,047	1,363,341
Total segment assets	1,994,404	1,505,105
Cloud Services Business (Discontinued operations)	310,006	304,466
Other (1)	94,585	60,519
Total assets	$2,398,995	$1,870,090
(1) Other includes corporate related items not allocated to reportable segments.
16.    Loss Per Share
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
For the Three Months Ended August 31, 2025
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended
	August 31, 2025	August 31, 2024
Net loss	$(16,926)	$(4,247)
Preferred dividends	(1,576)	(44)
Net loss attributable to common stockholders	$(18,502)	$(4,291)

Net (loss) income attributable to common stockholders:
Continuing operations	$(27,823)	$15,868
Discontinued operations	9,321	(20,159)
Net loss	$(18,502)	$(4,291)

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.11)	$0.11
Discontinued operations	0.04	(0.14)
Basic and diluted net loss per share	$(0.07)	$(0.03)

Basic and diluted weighted average number of shares outstanding	255,892,902	149,099,336
As of August 31, 2025 and August 31, 2024, the Company had approximately 14.6 million and 6.4 million shares, respectively, of granted but unvested restricted stock awards, performance stock units, and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of August 31, 2025 and August 31, 2024, the Company had approximately 4.4 million and 9.7 million shares, respectively, associated with the Company’s preferred stock which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. As of August 31, 2024, the Company had approximately 8.3 million shares associated with the Yorkville Convertible Debt which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Additionally, the Company had approximately 25.5 million and 12.3 million warrants outstanding as of August 31, 2025 and August 31, 2024, respectively, which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive. Lastly, if the Company's Convertible Notes were converted into shares of the Company's common stock as of August 31, 2025, approximately 46.1 million shares were excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
17.    Subsequent Events
Promissory Note
On September 9, 2025, APLD FAR-01 LLC, a subsidiary of the Company, entered into a promissory note (the “Promissory Note”) with Macquarie Equipment Capital, Inc., a Delaware corporation (the “Lender”). The Promissory Note provides for a principal sum of (a) $50 million (the “Initial Loan”), which was drawn on the Closing Date, plus (b) subject to the mutual consent of the Company and the Lender, additional loans in an aggregate principal amount not to exceed $25 million (the “Additional Loans” and together with the Initial Loan, the “Loan”).
The Loan shall bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”). From the Closing Date until the date that is twelve months following the Closing Date (the “PIK Period”), accrued interest will be paid in kind, with such payment in kind being capitalized to principal monthly and at such other times as may be specified in the Promissory Note. After the PIK Period, accrued interest will be paid in cash, provided that (i) the Post-Default Rate interest is payable in cash on demand and (ii)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
accrued interest on any principal amount repaid or prepaid is payable on the date of such repayment or prepayment. The Promissory Note matures on the earliest of (i) the date of acceleration of the Loan, (ii) February 1, 2026, if the 200 MW Lease Execution (as defined therein) has not occurred on or before October 31, 2025, or (iii) September 9, 2027. The Loan will accelerate and the Company must mandatorily prepay the full outstanding principal balance of the Promissory Note, together with accrued interest to the date of prepayment on the principal amount prepaid and any other amounts then due and payable, upon the occurrence of any of the following conditions: (a) a Change of Control (as defined therein), (b) within ninety (90) days following the occurrence of the 200 MW Lease Execution, and (c) within thirty (30) days following a Qualifying Preference Share Issuance (as defined therein).
The Company may voluntarily prepay all or part of the Promissory Note at any time with no less than three (3) business days’ notice with accrued interest to the date of prepayment on the principal amount prepaid, so long as, with respect to the portion of the Loan then being prepaid, in each case, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals or exceeds 1.10 to 1.00. The same 1.10x return hurdle applies to repayment at maturity. Amounts repaid under the Promissory Note will not be available to be re-borrowed.
Proceeds of the Loan under the Promissory Note will be used, in part, to (i) pay transaction costs, (ii) pay transaction expenses in connection with the Note Documents (as defined therein), (iii) fund the purchase of the financed properties located on the Company’s campus in Harwood, ND (“Polaris Forge 2”), including all associated closing costs, title fees, and legal expenses, (iv) finance improvements to the Polaris Forge 2 properties, (v) fund the purchase of the Transformers (as defined therein) and other equipment expected to be installed and used for the improvements of the Polaris Forge 2 properties, (v) to pay any other costs, fees, expenses, or amounts related to or in connection with the development and construction of Polaris Forge 2, and (vi) for general corporate working capital purposes.
In connection with the Loan, (i) APLD FAR-01 LLC, APLD FAR Holdings LLC (“Intermediate Holdings”), a Delaware limited liability company, as parent of the APLD FAR-01 LLC, and APLD FAR-02 LLC (“FAR-02”), a Delaware limited liability company, as a subsidiary of Intermediate Holdings, have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of the Lender (the “Guarantee and Collateral Agreement”) pursuant to which the APLD FAR-01 LLC, Intermediate Holdings, and FAR-02 pledged a continuing security interest in substantially all of their respective assets except for Excluded Assets (as defined in the Guarantee and Collateral Agreement) and (ii) the Company provided a guarantee (the “Parent Guarantee”) in favor of the Lender that includes certain covenants that limit the Company’s ability to (a) transfer or dispose of any Collateral (as defined in the Guarantee and Collateral Agreement) without the prior written consent of the Lender, (b) grant certain liens upon or with respect to the Collateral, and (c) allow APLD FAR-01 LLC and its subsidiaries to sell or otherwise transfer assets to their affiliates, subject to certain specified exceptions in each case. APLD FAR-01 LLC will also grant mortgages to the Lender over certain properties.
Series G Preferred Stock Offering
On September 11, 2025, the Company entered into the second amendment (the “Second Amendment”) to the PEPA, dated April 30, 2025, by and between the Company and the investors signatory thereto, as amended by the First Amendment, dated August 14, 2025, in order to increase its access to capital to fund the continued construction and development of its Polaris Forge 1 data center campus in Ellendale, North Dakota and other general corporate purposes.
The Second Amendment amends the PEPA to, among other things, increase the aggregate commitment amount of the shares of Series G Convertible Preferred Stock from $300 million to $450 million. In connection with the Second Amendment, on September 11, 2025, the Company filed an amendment (the “Second CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended by the First CoD Amendment. The Second CoD Amendment amended the Series G Certificate of Designation, as amended, to increase the number of shares authorized for issuance as Series G Preferred Stock from 156,000 to 204,000 shares.
On September 25, 2025, the Company filed an amendment (the “Third CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended. The Third CoD Amendment amended the Series G Certificate of Designation, as amended, to increase the Floor Price (as set forth in Section 1.5(c)(i) of the Certificate of Designation) to $22.00 from $12.50.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2025
Since the execution of the Second Amendment, 204,000 shares of Series G Preferred Stock have been issued for aggregate gross proceeds of $200.0 million, of which all 204,000 shares of Series G Preferred Stock have been converted into an aggregate of approximately 10.2 million shares of common stock.
On October 7, 2025, the Company entered into the third amendment (the “Third Amendment”) to the PEPA, dated April 30, 2025, by and between the Company and the investors signatory thereto, as amended by the First Amendment and the Second Amendment, in order to increase its access to capital to fund the continued construction and development of its Polaris Forge I data center in Ellendale, North Dakota. The Third Amendment amends the PEPA to, among other things, increase the aggregate commitment amount of the shares of the Series G Preferred Stock from $450.0 million to $590.0 million.
Amended and Restated Unit Purchase Agreement
As previously disclosed, on January 13, 2025, APLD HPC Holdings LLC (formerly, APLD ELN-02 Holdings LLC), an indirect wholly owned subsidiary of the Company, entered into a Unit Purchase Agreement (the “Unit Purchase Agreement” or “UPA”) for its HPC Hosting Business with MIP VI HPC Holdings, LLC, which is an affiliate of funds and investment vehicles managed by entities within Macquarie Asset Management (“MAM”). On February 11, 2025, APLD ELN-02 Holdings LLC novated and assigned its rights, title and interests and duties, liabilities and obligations under the UPA to APLD HPC TopCo LLC, an indirect wholly-owned subsidiary of the Company (“TopCo 1”). On October 3, 2025, the Company, TopCo 1, APLD HPC TopCo 2 LLC, an indirect wholly-owned subsidiary of the Company (the “Subsidiary Issuer”), and MIP HPC Holdings, LLC (formerly, MIP VI HPC Holdings, LLC) (the “Purchaser”) entered into an Amended and Restated Unit Purchase Agreement (the “A&R UPA”).
On October 6, 2025, all conditions to the Initial Closing (as defined in the A&R UPA) were satisfied and the Initial Closing occurred. At the Initial Closing, the Subsidiary Issuer sold to the Purchaser 112,500 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $112.5 million, and for no additional consideration, the Subsidiary Issuer agreed to issue to the Purchaser such number of Common Units of the Subsidiary Issuer representing, in the aggregate, seven and a half percent (7.5%) of the fully diluted common equity of the Subsidiary Issuer as of immediately following the Initial Closing. The proceeds of the Initial Closing will be used to pay, among other things, construction and development costs of Polaris Forge 1 and transaction expenses. MAM has the right to invest up to an additional $4.9 billion under the A&R UPA.
In addition, pursuant to the A&R UPA, on October 6, 2025, the Company issued to the designated affiliates of the Purchaser, warrants to purchase an aggregate of 2.4 million shares of the Company’s common stock. The warrants will become exercisable upon the Purchaser funding the full $450 million in Polaris Forge 1. Also on October 6, 2025, the Company entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed to file with the SEC a registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants within 60 days of the execution of the registration rights agreement.

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
These statements are based on our management’s beliefs and assumptions, which are based on currently available information. Our actual results, and the assumptions on which we relied, could prove materially different from our expectations. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. There are a number of important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:
•our ability to complete construction of our HPC facilities at each of the Polaris Forge 1 and Polaris Forge 2 campuses;
•our ability to complete the negotiation and execution of the definitive transaction documents to close the sale of our Cloud Services Business that is currently held for sale and treated as discontinued operations;
•our dependence on principal customers, including our ability to execute leases with key customers, including leases for our Polaris Forge 1 and Polaris Forge 2 data center campuses;
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
You should carefully review the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, which was filed with the SEC on July 30, 2025, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
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

Business Overview
We are a U.S. designer, developer, and operator of high-performance, sustainably engineered data centers and colocation services for artificial intelligence (“AI”), networking, and blockchain workloads. Headquartered in Dallas, TX, and founded in 2021, the Company combines hyperscale expertise, proprietary waterless cooling, and rapid deployment capabilities to deliver secure, scalable compute at industry-leading speed and efficiency, while creating economic opportunities in underserved communities through its award-winning Polaris Forge AI Factory model. We operate in two distinct business segments, data center hosting (the "Data Center Hosting Business") and HPC data center hosting (the "HPC Hosting Business"), as further discussed below.
During the fiscal quarter ended May 31, 2025, we determined that our Cloud Services Business met the criteria for held for sale and discontinued operations. As such, the results of the Cloud Services Business, which was previously included as a reportable segment, are presented as discontinued operations in the unaudited condensed consolidated statements of operations and have been excluded from both continuing operations and segment results for all periods presented.
Trends and Other Factors Affecting Our Business
Regulatory Environment
The regulatory landscape surrounding AI and blockchain hosting services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. Any such developments may significantly impact our business and operations in ways that are difficult to predict.
Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. For example, in the U.S Senate, committees of jurisdiction have passed several AI bills that establish industry standards and impose significant obligations in relation to the use of AI systems. On the state level, several U.S. states have considered AI legislation, which aims to reduce risk associated with the use of AI; while certain states have passed comprehensive AI legislation. On September 29, 2025, California passed the Transparency in Frontier Artificial Intelligence Act into law, which requires certain AI companies to fulfill transparency requirements and report AI-related safety incidents, among other things. In Europe, the EU AI Act has been adopted, portions of which have started to take effect this year.
The amount of energy used for AI and crypto mining has also received significant attention. For example, in January 2024, the U.S. Energy Information Administration conducted an emergency survey of electricity consumption data from cryptocurrency mining companies in the U.S. This indicates that more focus is being placed on the energy usage of these activities. It is unclear how the information collected will be used for future regulations, but it is expected that energy efficiency and sustainability will be critical factors regulating both AI data centers and cryptocurrency mining.
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
As of August 31, 2025, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota continue to operate at full capacity.
HPC Hosting Business
Our HPC Hosting Business designs, constructs, and operates next-generation data centers, which are designed to provide massive computing power and support HPC applications within a cost-effective model.
We are currently building two HPC focused data center facilities to provide 100 MW and 150 MW, respectively, of capacity at our Polaris Forge 1 campus in Ellendale, ND. These facilities are being designed and purpose-built to host high-density GPU architecture or other HPC applications, such as artificial intelligence, natural language processing, machine learning, and additional HPC developments. The third HPC focused data center facility, which is expected to provide an additional 150MW of capacity at Polaris Forge 1, is currently in planning stages with an anticipated ready for service date in 2027.
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
On August 28, 2025, APLD ELN-02 C LLC, our subsidiary, entered into a third data center lease, the (“Building 4 Lease”) with CoreWeave to deliver an additional 150 MW at Polaris Forge 1, bringing the total capacity under contract at Polaris Forge 1 to 400 MW. We have guaranteed the obligations of APLD ELN-02 C LLC under the Building 4 Lease.
We recognized $26.3 million in tenant fit-out revenue from this business segment during the three months ended August 31, 2025. We anticipate that this business segment will begin generating meaningful revenues associated with the leases once the first building within Polaris Forge 1 becomes operational, which is expected in calendar year 2025.
On August 18, 2025, we also announced that we would be breaking ground on our Polaris Forge 2 campus, a $3 billion, 280 MW data center near Harwood, North Dakota. The project has begun and we currently anticipate reaching initial capacity in 2026 and reaching full capacity in early 2027.

Discontinued Operations
The Cloud Services Business provides high-performance computing power for AI and machine learning applications. Near the end of the fiscal third quarter 2024, this business began generating revenue. In the fourth quarter of fiscal year 2025, we determined that the Cloud Services Business met the criteria to be classified as “held for sale,” and as the sale represents a strategic shift for the Company, discontinued operations. As such, for the three months ended August 31, 2025, we have reported the Cloud Services Business as held for sale on the unaudited condensed consolidated balance sheets and discontinued operations on the unaudited condensed consolidated statement of operations. The comparative periods have been updated to present the Cloud Services Business as held for sale and discontinued operations as of June 1, 2024.
We recognized $16.7 million in revenue from this business segment during three months ended August 31, 2025 within discontinued operations. The Cloud Services Business operates in three states: Colorado, Minnesota and Utah, by renting space at third party co-location centers and providing customers with Company-owned equipment.
Management Update
On August 1, 2025, we entered into an employment agreement with Jason Zhang, one of the Company’s founders and former directors, to serve in the role of Chief Strategy Officer of the Company.

Public Offerings and Changes to Equity
June 2025 At-the-Market Sales Agreement
On June 2, 2025, the Company entered into a Sales Agreement with Northland Securities, Inc. and Wells Fargo Securities, LLC (the “June 2025 Sales Agreement”), pursuant to which, up to $200,000,000 of shares of the Company's common stock may be issued if and when sold. As of the date of this report, the Company has issued and sold approximately 15.3 million shares under the June 2025 Sales Agreement for gross proceeds of approximately $196.4 million.
Series G Preferred Stock
On August 14, 2025, we entered into the first amendment (the “First Amendment”) to the Preferred Equity Purchase Agreement (the “PEPA”), dated April 30, 2025, to, among other things, (i) increase the aggregate commitment amount of the shares of Series G Convertible Preferred Stock (the “Series G Preferred Stock”) from $150 million to $300 million, and (ii) increase our access to capital by removing the Put Limitation (as defined in the PEPA) that had previously limited the aggregate purchase price for any Put Issuance (as defined in the PEPA) to no more than $75 million. In connection with the First Amendment, on August 14, 2025, we filed an amendment (the “First CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025. The First CoD Amendment amends the Series G Certificate of Designation to, among other things, (i) increase the initial Floor Price (as set forth in Section 1.5(c)(i) of the Series G Certificate of Designation) to $12.50 from $4.25, and (ii) change the limit below which the Floor Price may not be reduced (as set forth in Section 1.5(c)(ii) of the Series G Certificate of Designation) to $4.33 from $1.34. The Floor Price sets the minimum floor for the conversion price of the Series G Preferred Stock, which price may not be reduced unless we determine to do so in our discretion. The First CoD Amendment further amended the status of converted or repurchased preferred stock such that any shares of Series G Preferred Stock that have been or will be converted will be retired and resume the status of authorized but unissued shares.
As Series G Preferred Stock may be reissued, during the three months ended August 31, 2025, the Company issued and sold 180,000 shares of Series G Preferred Stock for aggregate gross proceeds of $175.0 million with a total of 258,000 shares of Series G Preferred Stock being converted into approximately 28.2 million shares of the Company’s common stock. As of August 31, 2025, no Series G Preferred Stock was issued and outstanding.
CoreWeave Warrants
On August 28, 2025, in connection with the entry into the Building 4 Lease, the Company issued to CoreWeave a warrant (the “Building 4 Warrant”) to acquire up to 8,393,611 shares of the Company’s common stock at an exercise price of $10.75 per share, subject to adjustment in accordance with the terms and conditions set forth in the Building 4 Warrant. The Building 4 Warrant is on the same Form of Warrant as the initial warrant issued to CoreWeave on May 28, 2025, in connection with the data center leases entered into for Building 2 and Building 3 on May 28, 2025.
Recent Developments
Promissory Note
On September 9, 2025, APLD FAR-01 LLC, our subsidiary, entered into a promissory note (the “Promissory Note”) with Macquarie Equipment Capital, Inc., a Delaware corporation (the “Lender”). The Promissory Note provides for a principal sum of (a) $50 million (the “Initial Loan”), which was drawn on the Closing Date, plus (b) subject to the mutual consent of us and the Lender, additional loans in an aggregate principal amount not to exceed $25 million (the “Additional Loans” and together with the Initial Loan, the “Loan”).
The Loan shall bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”). From the Closing Date until the date that is twelve months following the Closing Date (the “PIK Period”), accrued interest will be paid in kind, with such payment in kind being capitalized to principal monthly and at such other times as may be specified in the Promissory Note. After the PIK Period, accrued interest will be paid in cash, provided that (i) the Post-Default Rate interest is payable in cash on demand and (ii) accrued interest on any principal amount repaid or prepaid is payable on the date of such repayment or prepayment. The Promissory Note matures on the earliest of (i) the date of acceleration of the Loan, (ii) February 1, 2026, if the 200 MW Lease Execution (as defined therein) has not occurred on or before October 31, 2025, or (iii) September 9, 2027. The Loan will accelerate and we must mandatorily prepay the full outstanding principal balance of the Promissory Note, together with accrued interest to the date of prepayment on the principal amount prepaid and any other amounts then due and payable, upon the occurrence of any of the following conditions: (a) a Change of Control (as defined therein), (b) within ninety (90) days following the occurrence of the 200 MW Lease Execution, and (c) within thirty (30) days following a Qualifying Preference Share Issuance (as defined therein).
We may voluntarily prepay all or part of the Promissory Note at any time with no less than three (3) business days’ notice with accrued interest to the date of prepayment on the principal amount prepaid, so long as, with respect to the portion of the Loan then being prepaid, in each case, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals or exceeds 1.10 to 1.00. The same 1.10x return hurdle applies to repayment at maturity. Amounts repaid under the Promissory Note will not be available to be re-borrowed.
Proceeds of the Loan under the Promissory Note will be used, in part, to (i) pay transaction costs, (ii) pay transaction expenses in connection with the Note Documents (as defined therein), (iii) fund the purchase of the financed properties located on the Company’s campus in Harwood, ND (“Polaris Forge 2”), including all associated closing costs, title fees, and legal expenses, (iv) finance improvements to the Polaris Forge 2 properties, (v) fund the purchase of the Transformers (as defined therein) and other equipment expected to be installed and used for the improvements of the Polaris Forge 2 properties, (v) to pay any other costs, fees, expenses, or amounts related to or in connection with the development and construction of Polaris Forge 2, and (vi) for general corporate working capital purposes.
In connection with the Loan, (i) APLD FAR-01 LLC, APLD FAR Holdings LLC (“Intermediate Holdings”), a Delaware limited liability company, as parent of the APLD FAR-01 LLC, and APLD FAR-02 LLC (“FAR-02”), a Delaware limited liability company, as a subsidiary of Intermediate Holdings, have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of the Lender (the “Guarantee and Collateral Agreement”) pursuant to which the APLD FAR-01 LLC, Intermediate Holdings, and FAR-02 pledged a continuing security interest in substantially all of their respective assets except for Excluded Assets (as defined in the Guarantee and Collateral Agreement) and (ii) we provided a guarantee (the “Parent Guarantee”) in favor of the Lender that includes certain covenants that limit our ability to (a) transfer or dispose of any Collateral (as defined in the Guarantee and Collateral Agreement) without the prior written consent of the Lender, (b) grant certain liens upon or with respect to the Collateral, and (c) allow APLD FAR-01 LLC and its subsidiaries to sell or otherwise transfer assets to their affiliates, subject to certain specified exceptions in each case. APLD FAR-01 LLC will also grant mortgages to the Lender over certain properties.
Series G Preferred Stock Offering
On September 11, 2025, we entered into the second amendment (the “Second Amendment”) to the PEPA, dated April 30, 2025, by and between us and the investors signatory thereto, as amended by the First Amendment, dated August 14, 2025 in order to increase our access to capital to fund the continued construction and development of our Polaris Forge 1 data center campus in Ellendale, North Dakota and other general corporate purposes.
The Second Amendment amends the PEPA to, among other things, increase the aggregate commitment amount of the shares of Series G Preferred Stock from $300 million to $450 million. Concurrent with the Second Amendment, the Company filed an amendment to the Certificate of Designations to increase the number of shares authorized for issuance as Series G Preferred Stock from 156,000 to 204,000 shares.
On September 25, 2025, the Company filed an amendment (the “Third CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended. The Third CoD Amendment amended the Series G Certificate of Designation, as amended, to increase the Floor Price (as set forth in Section 1.5(c)(i) of the Certificate of Designation) to $22.00 from $12.50.
Since the execution of the Second Amendment, 204,000 shares of Series G Preferred Stock have been issued have been issued for aggregate gross proceeds of $200.0 million, of which all 204,000 shares of Series G Preferred Stock have been converted into an aggregate of approximately 10.2 million shares of common stock.
On October 7, 2025, the Company entered into the third amendment (the “Third Amendment”) to the PEPA, dated April 30, 2025, by and between the Company and the investors signatory thereto, as amended by the First Amendment and the Second Amendment, in order to increase its access to capital to fund the continued construction and development of its Polaris Forge I data center in Ellendale, North Dakota. The Third Amendment amends the PEPA to, among other things, increase the aggregate commitment amount of the shares of the Series G Preferred Stock from $450.0 million to $590.0 million.

Amended and Restated Unit Purchase Agreement
As previously disclosed, on January 13, 2025, APLD HPC Holdings LLC (formerly, APLD ELN-02 Holdings LLC), an indirect wholly owned subsidiary of the Company, entered into a Unit Purchase Agreement (the “Unit Purchase Agreement” or “UPA”) for its HPC Hosting Business with MIP VI HPC Holdings, LLC, which is an affiliate of funds and investment vehicles managed by entities within Macquarie Asset Management (“MAM”). On February 11, 2025, APLD HPC Holdings LLC novated and assigned its rights, title and interests and duties, liabilities and obligations under the UPA to APLD HPC TopCo LLC, an indirect wholly-owned subsidiary of the Company (“TopCo 1”). On October 3, 2025, the Company, TopCo 1, APLD HPC TopCo 2 LLC, an indirect wholly-owned subsidiary of the Company (the “Subsidiary Issuer”), and MIP HPC Holdings, LLC (formerly, MIP VI HPC Holdings, LLC) (the “Purchaser”) entered into an Amended and Restated Unit Purchase Agreement (the “A&R UPA”).
On October 6, 2025, all conditions to the Initial Closing (as defined in the A&R UPA) were satisfied and the Initial Closing occurred. At the Initial Closing, the Subsidiary Issuer sold to the Purchaser 112,500 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $112.5 million, and for no additional consideration, the Subsidiary Issuer agreed to issue to the Purchaser such number of Common Units of the Subsidiary Issuer representing, in the aggregate, seven and a half percent (7.5%) of the fully diluted common equity of the Subsidiary Issuer as of immediately following the Initial Closing. The proceeds of the Initial Closing will be used to pay, among other things, construction and development costs of Polaris Forge 1 and transaction expenses. MAM has the right to invest up to an additional $4.9 billion under the A&R UPA.
In addition, pursuant to the A&R UPA, on October 6, 2025, the Company issued to the designated affiliates of the Purchaser, warrants to purchase an aggregate of 2.4 million shares of the Company’s common stock. The warrants will become exercisable upon the Purchaser funding the full $450 million in Polaris Forge 1. Also on October 6, 2025, the Company entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed to file with the SEC a registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants within 60 days of the execution of the registration rights agreement.

Results of Operations
Comparative Results for the Three Months Ended August 31, 2025 and August 31, 2024:
The following table sets forth key components of the results of operations (in thousands) during the three months ended August 31, 2025 and August 31, 2024.

	Three Months Ended
	August 31, 2025	August 31, 2024
Revenue:
Revenue	$64,216	$32,923
Related party revenue	—	1,926
Total revenue	64,216	34,849
Costs and expenses:
Cost of revenues	55,606	22,743
Selling, general and administrative (1)	29,152	10,993
Gain on classification as held for sale (2)	—	(24,808)
Loss on abandonment of assets	1,751	628
Total costs and expenses	86,509	9,556
Operating (loss) income	(22,293)	25,293
Interest expense, net	3,946	2,959
Loss on change in fair value of debt	—	6,422
Net (loss) income from continuing operations before income tax expense	(26,239)	15,912
Income tax expense	8	—
Net (loss) income from continuing operations	(26,247)	15,912
Net income (loss) from discontinued operations	9,321	(20,159)
Net loss	(16,926)	(4,247)
Preferred dividends	(1,576)	(44)
Net loss attributable to common stockholders	$(18,502)	$(4,291)

Net loss attributable to common stockholders
Continuing operations	$(27,823)	$15,868
Discontinued operations	9,321	(20,159)
Net loss	$(18,502)	$(4,291)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.11)	$0.11
Discontinued operations	0.04	(0.14)
Basic and diluted net loss per share	$(0.07)	$(0.03)

Basic and diluted weighted average number of shares outstanding	255,892,902	149,099,336

Adjusted Amounts (3)
Adjusted operating (loss) income	$(3,616)	$2,164
Adjusted operating margin	(6)%	6%
Adjusted net loss attributable to common stockholders	$(7,570)	$(795)
Adjusted net loss attributable to common stockholders per diluted share	$(0.03)	$(0.01)
Other Financial Data (3)
EBITDA	$(19,716)	$22,970
as a percentage of revenues	(31)%	66%
Adjusted EBITDA	$537	$6,262
as a percentage of revenues	1%	18%
(1)Includes related party selling, general and administrative expense of $0.1 million for each of the three months ended August 31, 2025 and August 31, 2024, respectively. See Note 6 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the three months ended August 31, 2024.
(3)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management’s Discussion and Analysis.
Commentary on Results of Operations Comparative Results for the Three Months Ended August 31, 2025 compared to the Three Months Ended August 31, 2024
Revenue
Revenue increased $31.3 million, or 95%, from $32.9 million for the three months ended August 31, 2024 to $64.2 million for the three months ended August 31, 2025. Approximately $26.3 million of the increase was due to revenue generated related to tenant fit-out services associated with our HPC Hosting Business. The remaining $5.0 million increase in revenue is related to the Data Center Hosting Business and is due to performance improvements compared to the three months ended August 31, 2024.
Related party revenue decreased $1.9 million, or 100%, from $1.9 million for the three months ended August 31, 2024 to no related party revenue for the three months ended August 31, 2025, driven by certain related parties terminating their contracts during the first fiscal quarter of 2025.
Cost of revenues
Cost of revenues increased $32.9 million, or 144%, from $22.7 million for the three months ended August 31, 2024 to $55.6 million for the three months ended August 31, 2025. The increase was primarily driven by an increase of $25.0 million in expenses associated with tenant fit-out services for our HPC Hosting Business, an increase of $7.2 million in energy costs associated with our Data Center Hosting Business, and an increase of $0.6 million in other expenses directly attributable to generating revenue.
Selling, general and administrative expense
Selling, general and administrative expense increased $18.2 million, or 165%, from $11.0 million for the three months ended August 31, 2024 to $29.2 million for the three months ended August 31, 2025. The change in selling, general and administrative expense is categorized as follows:
•approximately $16.6 million increase in stock based compensation primarily due to accelerated vesting of certain employee stock awards; and
•approximately $3.9 million increase in personnel expenses for employee costs and other costs attributable to supporting the growth of the business.
These increases were partially offset by a $2.3 million decrease in professional service expenses primarily related to a decrease in legal services during the three months ended August 31, 2025 compared to the three months ended August 31, 2024.

Loss on abandonment of assets
Loss on abandonment of assets increased $1.1 million, or 179%, from $0.6 million for the three months ended August 31, 2024 to $1.8 million for the three months ended August 31, 2025. This was driven by the write down of assets to their fair value upon disposal.
Interest expense, net
Interest expense, net increased $1.0 million, or 33%, from $3.0 million for the three months ended August 31, 2024, to $3.9 million for the three months ended August 31, 2025. The increase was primarily driven by a $1.4 million increase in loan interest due to loan activity during the three months ended August 31, 2025. These increases were partially offset by a $0.5 million increase in interest income due to an increase in funds held in money market accounts.
Net (loss) income from discontinued operations
Net (loss) income from discontinued operations increased $29.5 million, or 146%, from a net loss of $20.2 million for the three months ended August 31, 2024 to a net income of $9.3 million for the three months ended August 31, 2025 and represents the income statement activity related to the Cloud Services Business. The Cloud Services Business had an increase of $28.3 million in operating income for the comparative periods and a decrease in interest expense of $1.1 million for the comparative periods.
Comparative Segment Data for the Three Months Ended August 31, 2025 and August 31, 2024:
The following table sets forth our operating profit (loss) for each of our segments for the three months ended August 31, 2025 and August 31, 2024 (in thousands):

	Three Months Ended
	August 31, 2025	August 31, 2024
Segment profit (loss)
Data Center Hosting Business	$6,035	$35,851
HPC Hosting Business	(2,022)	(2,949)
Total segment profit	$4,013	$32,902
Commentary on Segment Data Comparative Results for the Three Months Ended August 31, 2025 compared to the Three Months Ended August 31, 2024
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit decreased $29.8 million, or 83%, from a profit of $35.9 million for the three months ended August 31, 2024 to a profit of $6.0 million for the three months ended August 31, 2025. This decrease was primarily due to a $24.8 million gain on classification of held for sale related to the sale of the Garden City facility during the three months ended August 31, 2024, with no such gain recorded in the current year comparative period. Additionally, cost of revenues increased by approximately $8.0 million for the three months ended August 31, 2025 compared to the prior period, primarily due to an increase of 17% in power cost along with other operating expenses.
HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss decreased $0.9 million, or 31%, from a loss of $2.9 million for the three months ended August 31, 2024 to a loss of $2.0 million for the three months ended August 31, 2025. The change is primarily due to revenue generated related to tenant fit-out services, net of expenses.
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
Adjusted Operating (Loss) Income, Adjusted Net Loss from Continuing Operations Attributable to Common Stockholders, and Adjusted Net Loss from Continuing Operations Attributable to Common Stockholders per Diluted Share
“Adjusted Operating (Loss) Income” and “Adjusted net loss from continuing operations attributable to common stockholders” are non-GAAP financial measures that represent operating (loss) income and net (loss) income from continuing operations attributable to common stockholders, respectively. Adjusted Operating (Loss) Income is Operating (loss) income excluding stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, loss on abandonment of assets, gain on classification of held for sale, accelerated depreciation and amortization, restructuring expenses and other non-recurring expenses that Management believes are not representative of the Company’s expected ongoing costs. Adjusted net loss from continuing operations attributable to common stockholders is Adjusted Operating (Loss) Income further adjusted for the loss on change in fair value of debt and preferred dividends. We define “Adjusted net loss from continuing operations attributable to common stockholders per diluted share” as Adjusted net loss from continuing operations attributable to common stockholders divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, gain on classification of held for sale, loss on abandonment of assets, loss on change in fair value of debt, preferred dividends, restructuring expenses and other non-recurring expenses that Management believes are not representative of our expected ongoing costs.

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended
$ in thousands	August 31, 2025	August 31, 2024
Adjusted operating (loss) income
Operating (loss) income (GAAP)	$(22,293)	$25,293
Stock-based compensation	14,446	(2,383)
Non-recurring repair expenses (1)	173	32
Diligence, acquisition, disposition and integration expenses (2)	1,196	2,876
Litigation expenses (3)	190	407
Loss on abandonment of assets	1,751	628
Gain on classification of held for sale	—	(24,808)
Accelerated depreciation and amortization (4)	—	45
Restructuring expenses (5)	431	—
Other non-recurring expenses (6)	490	74
Adjusted operating (loss) income (Non-GAAP)	$(3,616)	$2,164
Adjusted operating margin	(6)%	6%

Adjusted net loss from continuing operations attributable to common stockholders
Net (loss) income from continuing operations attributable to common stockholders (GAAP)	$(27,823)	$15,868
Stock-based compensation	14,446	(2,383)
Non-recurring repair expenses (1)	173	32
Diligence, acquisition, disposition and integration expenses (2)	1,196	2,876
Litigation expenses (3)	190	407
Loss on abandonment of assets	1,751	628
Gain on classification of held for sale	—	(24,808)
Accelerated depreciation and amortization (4)	—	45
Loss on change in fair value of debt (7)	—	6,422
Preferred dividends	1,576	44
Restructuring expenses (5)	431	—
Other non-recurring expenses (6)	490	74
Adjusted net loss from continuing operations attributable to common stockholders (Non-GAAP)	$(7,570)	$(795)
Adjusted net loss from continuing operations attributable to common stockholders per diluted share (Non-GAAP)	$(0.03)	$(0.01)

EBITDA and Adjusted EBITDA
Net (loss) income from continuing operations attributable to common stockholders (GAAP)	$(27,823)	$15,868
Interest expense, net	3,946	2,959
Income tax expense	8	—
Depreciation and amortization (4)	4,153	4,143
EBITDA (Non-GAAP)	$(19,716)	$22,970
Stock-based compensation	14,446	(2,383)
Non-recurring repair expenses (1)	173	32
Diligence, acquisition, disposition and integration expenses (2)	1,196	2,876
Litigation expenses (3)	190	407
Gain on classification of held for sale	—	(24,808)
Loss on abandonment of assets	1,751	628

Loss on change in fair value of debt (7)	—	6,422
Preferred dividends	1,576	44
Restructuring expenses (5)	431	—
Other non-recurring expenses (6)	490	74
Adjusted EBITDA (Non-GAAP)	$537	$6,262
(1)Represents costs incurred for the non-recurring repair and replacement of equipment at our Data Center Hosting facilities.
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
(7)Represents loss on change in fair value of debt due to adjustments to the fair value of the Yorkville Convertible Debt.
Sources of Liquidity
As of August 31, 2025, we had unrestricted cash and cash equivalents of $73.9 million and funds restricted for construction expenditures of $2.9 million. Historically, we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuances of common stock, preferred stock, convertible promissory notes, senior unsecured convertible notes, debt facilities and the receipt of contractual deposits and revenue payments from customers.
We believe that existing cash balances, cash flows from operations, existing debt facilities, and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and other contractual obligations, for at least the next twelve months.
Recent Financing Activities
See Note 7 - Debt in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans and other debt instruments.
June 2025 At-the-Market Sales Agreement
On June 2, 2025, the Company entered into a Sales Agreement with Northland Securities, Inc. and Wells Fargo Securities, LLC (the “June 2025 Sales Agreement”), pursuant to which, up to $200,000,000 of shares of the Company's common stock may be issued if and when sold. As of the date of this report, the Company has issued and sold approximately 15.3 million shares under the June 2025 Sales Agreement for gross proceeds of approximately $196.4 million.
Series G Convertible Preferred Stock
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
On August 14, 2025, we entered into the First Amendment to, among other things, (i) increase the aggregate commitment amount of the shares of Series G Preferred Stock from $150 million to $300 million, and (ii) increase its access to capital by removing the Put Limitation (as defined in the PEPA) that had previously limited the aggregate purchase price for any Put Issuance (as defined in the PEPA) to no more than $75 million.

During the three months ended August 31, 2025, the Company issued and sold 180,000 shares of Series G Preferred Stock for aggregate gross proceeds of $175.0 million. Additionally, during the three months ended August 31, 2025, a total of 258,000 shares of Series G Preferred Stock were converted into approximately 28.2 million shares of our common stock.
During the three months ended August 31, 2025, we received $39.4 million in payments for future data center hosting services.
Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of August 31, 2025 (in thousands):

	Payments Due by Period
	Total	Remainder of FY 2026	FY 2027	FY 2028	FY 2029	FY 2030	Thereafter
Debt obligations(1)	867,020	7,867	386,193	7,715	3,209	35	462,001
Interest on debt obligations(2)	94,346	13,934	42,031	13,153	12,680	12,548	—
Operating lease obligations(3)	965	573	365	27	—	—	—
Financing lease obligations(4)	12,116	12,101	14	1	—	—	—
Power commitments(5)	40,120	20,942	19,178	—	—	—	—
Preferred share dividends(6)	36,237	4,727	6,302	6,302	6,302	6,302	6,302
(1)Debt obligations presented in the table reflect scheduled principal payments related to our outstanding debt as described in Note 7 to the unaudited condensed consolidated financial statements for further discussion.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 7 to the unaudited condensed consolidated financial statements for further discussion.
(3)Operating lease obligations include future minimum payments for our operating leases.
(4)Financing lease obligations include future minimum payments for our finance leases. We have entered into various leases which are executed but not yet commenced with total minimum payments of approximately $16.6 million and terms of 1.5 years to 2.0 years.
(5)Power commitments represents our obligation related to the energy services agreement for our Jamestown, North Dakota co-hosting facility payable. See Note 14 to the unaudited condensed consolidated financial statements for further discussion.
(6)Preferred share dividends represent estimated future dividend payments per year in accordance with preferred stock that has been issued. The estimated future dividend payments will continue until preferred stock is redeemed.
Funding Requirements
We have experienced net losses through the period ended August 31, 2025. Our transition to profitability is dependent on the successful operation of our business.
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

Summary of Cash Flows
The following table provides information about our net cash flow for the three months ended August 31, 2025 and August 31, 2024, respectively.

	Three Months Ended
$ in thousands	August 31, 2025	August 31, 2024
Net cash used in operating activities	$(82,023)	$(75,890)
Net cash used in investing activities	(249,420)	(32,606)
Net cash provided by financing activities	322,236	163,365
Net (decrease) increase in cash and cash equivalents	(9,207)	54,869
Cash, cash equivalents, and restricted cash at beginning of period, including cash from discontinued operations	123,318	31,688
Cash, cash equivalents, and restricted cash at end of period, including cash from discontinued operations	114,111	86,557
Less: Cash, cash equivalents, and restricted cash from discontinued operations	7	9
Cash, cash equivalents, and restricted cash from continuing operations	$114,104	$86,548
Commentary on the change in cash flows between the Three Months Ended August 31, 2025 and Three Months Ended August 31, 2024
Operating Activities
The net cash used in operating activities increased by $6.1 million, or 8%, from net cash used in operating activities of $75.9 million for the three months ended August 31, 2024 to net cash used in operating activities of $82.0 million for the three months ended August 31, 2025. The increase was primarily driven by an increase in accounts receivable due to tenant fit-out services revenue as well as a decrease in depreciation and amortization due to the Cloud Services Business being classified as held for sale during the three months ended August 31, 2025. These impacts were partially offset by an increase in stock based compensation expense due to awards granted between the comparative periods as well as a decrease in gain on classification of held for sale as there was no gain on classification of held for sale during the three months ended August 31, 2025 and a decrease in deferred revenue reflecting timing differences between revenue recognition and new customer invoicing during the three months ended August 31, 2025 when compared to the three months ended August 31, 2024.
Investing Activities
The net cash used in investing activities increased by $216.8 million, or 665%, from $32.6 million for the three months ended August 31, 2024, to $249.4 million for the three months ended August 31, 2025. This increase was primarily due to an increase of approximately $194.6 million in investments in property and equipment during the three months ended August 31, 2025 as our payments in the current periods for construction of the Polaris Forge 1 data center facilities outpaced the comparative period construction payments. The remaining increase in net cash used in investing activities was due to there being no proceeds from sale of assets during the three months ended August 31, 2025, compared to the three months ended August 31, 2024.
Financing Activities
The net cash provided by financing activities increased by $158.9 million, or 97%, from $163.4 million for the three months ended August 31, 2024 to $322.2 million for the three months ended August 31, 2025. The primary reason for the change was an increase in the receipt of net proceeds from offerings of our common and preferred stock of approximately $274.0 million during the three months ended August 31, 2025. Also contributing to the increase was a decrease of $12.0 million in repayments of long-term debt and payments of deferred financing costs during the three months ended August 31, 2025 compared to the three months ended August 31, 2024. These increases were partially offset by decreases of $104.9 million in borrowings of long term debt and $12.0 million from SAFE agreements for equity in Applied Digital Cloud Corporation, a wholly-owned subsidiary of the Company during the three months ended August 31, 2025, compared to the three months ended August 31, 2024 as well as increases in repayment of finance leases of $3.9 million, tax payments for restricted stock upon vesting of $4.5 million, and issuance of preferred stock dividends of $1.5 million during the three months ended August 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2025, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
In connection with the preparation of our consolidated financial statements for the fiscal year ended May 31, 2025, we previously identified a material weakness in the design of our internal controls as we did not design and maintain effective controls around the accounting and assessment of complex financial instruments.
During the quarter ended August 31, 2025, we completed our testing and evaluation of the newly designed and implemented controls around the accounting and assessment of complex financial instruments and determined that as of August 31, 2025, the controls have been in place and have operated effectively for a sufficient period of time for management to conclude the material weakness has been remediated. Remediation measures included hiring additional qualified accounting personnel, as well as engaging with a third-party consultant to assist with analyzing and documenting the treatment of complex financial instruments.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting, other than the remediation steps described above, that occurred during the three months ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss. On January 3, 2025, the defendants filed their reply in further support of the Motion to Dismiss. On September 8, 2025, the Court issued an order staying the Securities Lawsuit and administratively closing it pending resolution of the Motion to Dismiss. See discussion in “Note 14 - Commitments and Contingencies”.
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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes to the risk factors associated with our business previously disclosed in the “Risk Factors” section in Part I, Item 1A, of our Annual Report on 2025 Form 10-K for the fiscal year ended May 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Series G Preferred Stock Offering
On October 7, 2025, we entered into the third amendment (the “Third Amendment”) to the PEPA, dated April 30, 2025, by and between the Company and the investors signatory thereto, as amended by the First Amendment and Second Amendment, in order to increase its access to capital to fund the continued construction and development of its Polaris Forge I data center in Ellendale, North Dakota.
The Third Amendment amends the PEPA to, among other things, increase the aggregate commitment amount of the shares of the Series G Preferred Stock from $450.0 million to $590.0 million. In connection with the Third Amendment, B. Riley Securities, Inc. acted as sole placement agent to the Company and is entitled to a cash fee equal to 2% of the gross cash proceeds received pursuant to the Third Amendment.
The offer and sale of the Series G Preferred Stock pursuant to the Third Amendment, and the shares of common stock issuable upon the conversion of the Series G Preferred Stock, is and will be made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
The foregoing description of the Third Amendment is qualified in its entirety by reference to the full text of the Third Amendment, a form of which is attached hereto as Exhibit 10.5 and is incorporated in its entirety by reference herein.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document
3.1
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on August 14, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).

3.2
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on September 11, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025).

10.1
Sales Agreement, dated June 2, 2025, by and among Applied Digital Corporation, Northland Securities, Inc. and Wells Fargo, Securities, LLC (Incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3, filed with the SEC on June 3, 2025).

10.2*^#	Employment Agreement, dated August 1, 2025, by and between Applied Digital Corporation and Jason Zhang
10.3
Form of First Amendment to Preferred Equity Purchase Agreement, dated August 14, 2025, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2025).

10.4^
Building 4 Datacenter Lease, dated August 28, 2025, by and between APLD ELN-02 C LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on September 3, 2025).

10.5*^	Third Amendment to Preferred Equity Purchase Agreement, dated October 7, 2025, by and between the Company and the investors signatory thereto
31.1*	Chief Executive Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer’s Certificate Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
^ The schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
# Management compensatory agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on October 9, 2025.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins
Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ Saidal Mohmand
Name: Saidal Mohmand
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)