Form 10-Q
period 2025-11-30
Applied Digital Corp.
filed 2026-01-08
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
As of January 7, 2026, 279,585,823 shares of common stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of November 30, 2025 and May 31, 2025 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2025 and November 30, 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the three and six months ended November 30, 2025 and November 30, 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2025 and November 30, 2024 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4.	Controls and Procedures	62

Part II - Other Information

Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
Signatures		67

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	November 30, 2025	May 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,913,436	$41,552
Restricted cash	205,121	72,368
Accounts receivable	13,345	3,043
Prepaid expenses and other current assets	272,012	9,430
Current assets held for sale	313,403	304,200
Total current assets	2,717,317	430,593
Property and equipment, net	2,001,450	1,239,941
Operating lease right of use assets, net	656	960
Finance lease right of use assets, net	1,532	17,820
Other assets	508,389	180,776
TOTAL ASSETS	$5,229,344	$1,870,090

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,911	$247,528
Accrued liabilities	207,454	29,549
Current portion of operating lease liability	632	692
Current portion of finance lease liability	1,366	13,633
Current portion of debt	12,555	10,331
Customer deposits	16,752	16,125
Deferred revenue	29,444	—
Due to customer	2,658	4,807
Current liabilities held-for-sale	161,318	216,047
Other current liabilities	38,311	19,432
Total current liabilities	563,401	558,144
Long-term portion of operating lease liability	105	381
Long-term portion of finance lease liability	8	15
Long-term debt	2,594,011	677,825
Total liabilities	3,157,525	1,236,365
Commitments and contingencies (Note 15)
Temporary equity
Series E preferred stock, $0.001 par value, 2,000,000 shares authorized, 301,673 shares issued and 281,673 shares outstanding at November 30, 2025, and 301,673 shares issued and outstanding at May 31, 2025	6,432	6,932
Series E-1 preferred stock, $0.001 par value, 62,500 shares authorized, 62,500 shares issued and 62,260 shares outstanding at November 30, 2025, and 62,500 shares issued and 62,485 shares outstanding at May 31, 2025	56,796	57,011
Series G preferred stock, $0.001 par value, 1,030,000 shares authorized, 43,250 shares issued and outstanding at November 30, 2025, and 78,000 shares issued and outstanding at May 31, 2025	41,990	72,094
Redeemable noncontrolling interest	516,972	—
Stockholders' equity:
Common stock, $0.001 par value, 600,000,000 shares authorized, 286,248,510 shares issued and 279,083,210 shares outstanding at November 30, 2025, and 234,200,868 shares issued and 224,909,669 shares outstanding at May 31, 2025	287	230
Treasury stock, 7,165,300 shares at November 30, 2025 and 9,291,199 shares at May 31, 2025, at cost	(52,737)	(31,400)
Additional paid in capital	2,014,459	1,009,913
Accumulated deficit	(512,380)	(481,055)
Total stockholders’ equity attributable to Applied Digital Corporation	1,449,629	497,688
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$5,229,344	$1,870,090

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Revenue:
Revenue	$126,589	$36,163	$190,805	$69,086
Related party revenue	—	—	—	1,926
Total revenue	126,589	36,163	190,805	71,012
Costs and expenses:
Cost of revenues	100,553	22,661	156,158	45,404
Selling, general and administrative (1)	56,993	25,974	86,145	36,966
Loss (gain) on classification of held for sale (2)	—	192	—	(24,616)
Loss on abandonment of assets	—	141	1,751	769
Total costs and expenses	157,546	48,968	244,054	58,523
Operating (loss) income	(30,957)	(12,805)	(53,249)	12,489
Interest expense, net	11,484	2,929	15,431	5,888
Gain on change in fair value of derivative	(13,126)	—	(13,126)	—
Gain on change in fair value of investment	(2,767)	—	(2,767)	—
Loss on conversion of debt	—	25,410	—	33,612
Loss on change in fair value of debt	—	87,218	—	85,439
Net loss from continuing operations before income tax expense	(26,548)	(128,362)	(52,787)	(112,450)
Income tax expense	15	1	23	1
Net loss from continuing operations	(26,563)	(128,363)	(52,810)	(112,451)
Net (loss) income from discontinued operations	12,113	(10,363)	21,434	(30,522)
Net loss	(14,450)	(138,726)	(31,376)	(142,973)
Net loss attributable to noncontrolling interest	(3,061)	—	(3,061)	—
Preferred dividends	(1,571)	(629)	(3,146)	(673)
Net loss attributable to common stockholders	$(19,082)	$(139,355)	$(37,583)	$(143,646)

Net (loss) income attributable to common stockholders
Continuing operations	$(31,195)	$(128,992)	$(59,017)	$(113,124)
Discontinued operations	12,113	(10,363)	21,434	(30,522)
Net loss	$(19,082)	$(139,355)	$(37,583)	$(143,646)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.11)	$(0.61)	$(0.22)	$(0.63)
Discontinued operations	0.04	(0.05)	0.08	(0.17)
Basic and diluted net loss per share	$(0.07)	$(0.66)	$(0.14)	$(0.80)

Basic and diluted weighted average number of shares outstanding	277,423,733	209,560,339	266,599,490	179,119,398
(1)Includes related party selling, general and administrative expense of $0.1 million for each of the three months ended November 30, 2025 and November 30, 2024, and for each of the six months ended November 30, 2025 and November 30, 2024, respectively. See Note 6 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the six months ended November 30, 2024.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended November 30, 2025
(In thousands, except share data)

	Temporary Equity			Permanent Equity
	Preferred Stock (1)		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balance, August 31, 2025	363,933	$63,728	$—	278,584,101	$274	(9,291,199)	$(31,400)	$1,573,367	$(497,981)	$1,044,260
Issuance of common stock from stock compensation plans	—	—	—	739,197	1	—	—	(1)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	(10,970)	—	(10,970)
Issuance of Preferred Stock, net of costs	424,050	407,807	—	—	—	—	—	—	—	—
Conversion of Preferred Stock	(380,800)	(365,817)	—	15,416,411	15	—	—	365,802	—	365,817
Redemption of Preferred Stock	(20,000)	(500)	—	—	—	—	—	—	—	—
Preferred Stock dividends	—	—	—	—	—	—	—	(1,571)	—	(1,571)
Shares issued in offering, net of costs	—	—	—	—	—	—	—	(4)	—	(4)
Issuance of warrants, at fair value, net of costs	—	—	—	—	—	—	—	34,217	—	34,217
Exercise of warrants	—	—	—	800,000	1	—	—	6,263	—	6,264
Treasury Stock repurchase	—	—	—	—	—	(7,165,300)	(52,737)	52,737	—	—
Treasury Stock retirement	—	—	—	(9,291,199)	(4)	9,291,199	31,400	(31,396)	—	—
Contributions from noncontrolling interest, net of costs	—	—	513,911	—	—	—	—	—	—	—
Noncontrolling interest preferred stock dividends	—	—	3,112	—	—	—	—	(3,112)	—	(3,112)
Stock-based compensation	—	—	—	—	—	—	—	29,127	—	29,127
Net loss	—	—	(51)	—	—	—	—	—	(14,399)	(14,399)
Balance, November 30, 2025	387,183	$105,218	$516,972	286,248,510	$287	(7,165,300)	$(52,737)	$2,014,459	$(512,380)	$1,449,629
(1)See Note 13 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended November 30, 2024
(In thousands, except share data)

	Temporary Equity		Permanent Equity
	Preferred Stock (1)		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, August 31, 2024	354,864	$55,282	162,471,048	$162	(5,032,802)	$(62)	$496,027	$(254,281)	$241,846
Shares issued in offering, net of costs	—	—	49,382,720	49	—	—	149,768	—	149,817
Issuance of common stock from stock compensation plans	—	—	497,271	1	—	—	(1)	—	—
Conversions of debt	—	—	7,657,226	8	—	—	48,736	—	48,744
Issuance of other common stock	—	—	528,541	1	—	—	(1)	—	—
Issuance of warrants, at fair value	—	—	—	—	—	—	7,636	—	7,636
Conversion of warrants	—	—	3,853,605	4	—	—	(4)	—	—
Issuance of Preferred Stock, net of costs	6,359	5,850	—	—	—	—	(4,841)	—	(4,841)
Conversion of Preferred Stock	(10,191)	(5,350)	1,455,857	1	—	—	10,190	—	10,191
Preferred Stock Dividends	—	—	—	—	—	—	(672)	44	(628)
Stock-based compensation	—	—	—	—	—	—	3,461	—	3,461
Share repurchase	—	—	—	(4)	(4,258,397)	(31,338)	—	—	(31,342)
Purchase of capped call options	—	—	—	—	—	—	(51,750)	—	(51,750)
Purchase of prepaid forward contract	—	—	—	—	—	—	(52,736)	—	(52,736)
Reclass of debt conversion option	—	—	—	—	—	—	252,900	—	252,900
Net loss	—	—	—	—	—	—	—	(138,726)	(138,726)
Balance, November 30, 2024	351,032	$55,782	225,846,268	$222	(9,291,199)	$(31,400)	$858,713	$(392,963)	$434,572
(1)See Note 13 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Six Months ended November 30, 2025
(In thousands, except share data)

	Temporary Equity			Permanent Equity
	Preferred Stock (1)		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balance, May 31, 2025	442,158	$136,037	$—	234,200,868	$230	(9,291,199)	$(31,400)	$1,009,913	$(481,055)	$497,688
Issuance of common stock from stock compensation plans	—	—	—	1,636,219	2	—	—	(2)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	(15,467)	—	(15,467)
Issuance of Preferred Stock, net of costs	604,050	578,203	—	—	—	—	—	—	—	—
Conversion of Preferred Stock	(638,800)	(608,297)	—	43,582,061	43	—	—	608,254	—	608,297
Redemption of Preferred Stock	(20,225)	(725)	—	—	—	—	—	—	—	—
Preferred Stock dividends	—	—	—	—	—	—	—	(3,147)	—	(3,147)
Shares issued in offering, net of costs	—	—	—	15,320,373	15	—	—	190,402	—	190,417
Issuance of warrants, at fair value, net of costs	—	—	—	—	—	—	—	155,421	—	155,421
Exercise of warrants	—	—	—	800,188	1	—	—	6,264	—	6,265
Treasury Stock repurchase	—	—	—	—	—	(7,165,300)	(52,737)	52,737	—	—
Treasury Stock retirement	—	—	—	(9,291,199)	(4)	9,291,199	31,400	(31,396)	—	—
Contributions from noncontrolling interest, net of costs	—	—	513,911	—	—	—	—	—	—	—
Noncontrolling interest preferred stock dividends	—	—	3,112	—	—	—	—	(3,112)	—	(3,112)
Stock-based compensation	—	—	—	—	—	—	—	44,592	—	44,592
Net loss	—	—	(51)	—	—	—	—	—	(31,325)	(31,325)
Balance, November 30, 2025	387,183	$105,218	$516,972	286,248,510	$287	(7,165,300)	$(52,737)	$2,014,459	$(512,380)	$1,449,629
(1)See Note 13 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Six Months ended November 30, 2024
(In thousands, except share data)

	Temporary Equity		Permanent Equity
	Preferred Stock (1)		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2024	—	$—	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830
Shares issued in offering, net of costs	—	—	55,506,938	55	—	—	180,783	—	180,838
Issuance of common stock from stock plans	—	—	1,267,179	2	—	—	(2)	—	—
Conversions of debt	—	—	19,050,204	19	—	—	104,926	—	104,945
Issuance of shares	—	—	628,541	1	—	—	518	—	519
Issuance of warrants, at fair value	—	—	—	—	—	—	44,115	—	44,115
Conversion of warrants	—	—	3,853,605	4	—	—	(4)	—	—
Issuance of Preferred Stock, net of costs	361,223	61,132	—	—	—	—	(4,835)	—	(4,835)
Preferred Stock Dividends	—	—	—	—	—	—	(672)	—	(672)
Conversion of preferred stock	(10,191)	(5,350)	1,455,857	1	—	—	10,190	—	10,191
Stock-based compensation	—	—	—	—	—	—	542	—	542
Share repurchase	—	—	—	(4)	(4,258,397)	(31,338)	—	—	(31,342)
Purchase of capped call options	—	—	—	—	—	—	(51,750)	—	(51,750)
Purchase of prepaid forward contract	—	—	—	—	—	—	(52,736)	—	(52,736)
Reclass of conversion option	—	—	—	—	—	—	252,900	—	252,900
Net loss	—	—	—	—	—	—	—	(142,973)	(142,973)
Balance, November 30, 2024	351,032	$55,782	225,846,268	$222	(9,291,199)	$(31,400)	$858,713	$(392,963)	$434,572
(1)See Note 13 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended
	November 30, 2025	November 30, 2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(31,376)	$(142,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,739	60,761
Stock-based compensation	44,592	542
Lease expense	10,826	15,380
Gain on change in fair value of derivative	(13,126)	—
Gain on change in fair value of investment	(2,767)	—
Amortization of debt issuance costs	11,700	2,424
Gain on classification of held for sale	—	(24,616)
Loss on conversion of debt	—	33,612
Loss on change in fair value of debt	—	85,439
Loss on abandonment of assets	2,243	769
Changes in operating assets and liabilities:
Accounts receivable	(15,545)	(8,466)
Prepaid expenses and other current assets	(6,247)	(7,153)
Customer deposits	627	2,306
Related party customer deposits	—	(1,549)
Deferred revenue	26,002	(31,487)
Related party deferred revenue	—	(1,692)
Accounts payable	(159,003)	(82,849)
Accrued liabilities	21,026	(2,515)
Due to customer	(2,149)	(5,647)
Lease assets and liabilities	5,207	(19,382)
Other assets	(2,617)	(1,058)
CASH FLOW USED IN OPERATING ACTIVITIES	(97,868)	(128,154)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(801,490)	(225,847)
Proceeds from satisfaction of contingency on sale of assets	—	25,000
Finance lease prepayments	—	(5,270)
Investment in companies	(17,000)	(1,422)
CASH FLOW USED IN INVESTING ACTIVITIES	(818,490)	(207,539)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(70,050)	(62,170)
Borrowings of long-term debt	2,419,863	275,000
Repayments of long-term debt	(430,286)	(133,314)
Payment of deferred financing costs	(78,699)	(28,927)
Tax payments for restricted stock upon vesting	(15,467)	—
Noncontrolling interest contributions	562,500	—
Noncontrolling interest issuance costs	(61,819)	—
Proceeds from issuance of common stock	196,366	191,590
Common stock issuance costs	(5,949)	(10,233)
Proceeds from issuance of preferred stock	589,999	67,085
Preferred stock issuance costs	(11,796)	(5,947)
Redemption of preferred stock	(725)	—
Dividends issued on preferred stock	(3,146)	(672)
Warrant issuance costs	(8,250)	—
Exercise of warrants	6,265	—
Proceeds from issuance of SAFE agreement included in long-term debt	—	12,000
Repurchase of shares	—	(31,342)
Proceeds from convertible notes	—	450,000
Purchase of capped call options	—	(51,750)
Purchase of prepaid forward contract	—	(52,736)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	3,088,806	618,584

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)

	Six Months Ended
	November 30, 2025	November 30, 2024

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,172,448	282,891
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	123,318	31,688
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	2,295,766	314,579
Less: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM DISCONTINUED OPERATIONS	2	14
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM CONTINUING OPERATIONS	$2,295,764	$314,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$20,643	$33,144
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Finance right-of-use assets obtained by lease obligation	$24,292	$97,489
Property and equipment in accounts payable and accrued liabilities	$176,158	$165,721
Conversion of debt to common stock	$—	$104,945
Conversion of preferred stock to common stock	$608,297	$10,191
Cashless exercise of warrants	$1	$4
Issuance of warrants, at fair value	$104,705	$44,115
Non-cash dividends paid in-kind	$3,112	$—
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025

1.    Business and Organization
Applied Digital Corporation (the “Company”) is a designer, builder, and operator of high-performance, sustainably engineered data centers and colocation services for artificial intelligence, cloud, networking, and blockchain workloads. The Company has two reportable segments. Financial information for each segment is contained in “Note 16 - Business Segments.”
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
The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. See Note 9 - Variable Interest Entity for further discussion.
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
HPC Hosting Revenue

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
The Company provides certain fit-out services in accordance with the terms of the agreement with the client and recognizes revenues over time as performance obligations are satisfied. The Company measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to client and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue.
During the quarter ended November 30, 2025, the Company began recognizing revenue associated with certain of its data center leases as accounted for under ASC 842. See Note 14 - Leases for further information.
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
Babcock & Wilcox Enterprises, Inc. (“B&W”) Investment
The Company accounted for the warrants received from B&W under Accounting Standard Codification (“ASC”) 815 and concluded that the warrants met the definition of a derivative asset that needs to be fair valued at inception and each reporting period.
Corintis Investment
The Company accounted for the investment at cost under Accounting Standard Codification (“ASC”) 321, adjusted for impairment since the investment did not have a readily determinable fair value.
Variable Interest Entity
The Company consolidates a VIE where it has been determined that the Company is the primary beneficiary of the entity's operation in accordance with ASC Topic 810, Consolidations. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
variable interest holders. The Company also evaluates its economic interests in the VIE. All intercompany amounts and transactions have been eliminated.
Redeemable Noncontrolling Interest
The Company determined for the noncontrolling interest, the initial amount presented in temporary equity should be the initial carrying amount of the noncontrolling interest pursuant to ASC 805-20-30. Under ASC 805-20-30, noncontrolling interests are initially measured at fair value at the acquisition date. However, as the noncontrolling interest has embedded features that require bifurcation, the fair value at issuance must be allocated between the components. The Company initially measured the noncontrolling interest by first allocating the proceeds from the offering to the derivatives and, with the residual net proceeds allocated to the temporary equity classified noncontrolling interest and the warrants based on their respective relative fair values. The Company will not subsequently remeasure the temporary equity classified noncontrolling interest until it is probable that the noncontrolling interest will become redeemable. However, the noncontrolling interest balance will be adjusted for the attribution of net income or loss of the Subsidiary to the noncontrolling interest holder as prescribed by ASC 810.
Recent Accounting Pronouncements
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which is intended to provide guidance for the formation of a joint venture, including the initial measurement of assets and liabilities, the formation date, and basis of accounting. This new standard became effective for annual reporting periods beginning on or after January 1, 2025, with early adoption permitted. The Company adopted the ASU with the execution of the Unit Purchase Agreement (as defined and described below).
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU No. 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU allows prospective or retrospective application. The Company is currently evaluating the impact of this ASU on its financial statement presentation and disclosures and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.
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
For the Three and Six Months Ended November 30, 2025
permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2028.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2028.
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
Cash, Cash Equivalents, and Restricted Cash
The Company’s restricted cash balances consist of debt service reserves and letters of credit.
The debt service reserves are held in separate accounts and are to be used to fund interest and principal on the Senior Secured Notes (as defined below) during construction. See further discussion in Note 7 - Debt. Additionally, the Company has letters of credit totaling $23.5 million and $31.3 million, as of November 30, 2025 and May 31, 2025, respectively, presented on its unaudited condensed consolidated balance sheets within restricted cash. The Company is required to keep these balances, which are held in money market funds, in separate accounts for the duration of the letter of credit agreements, which have terms of up to two years. The letters of credit were issued in lieu of security deposits. The Company considers the money market funds to be Level 1 which the Company believes approximates fair value.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Cash, cash equivalents, and restricted cash within the unaudited condensed consolidated balance sheets that are included in the unaudited condensed consolidated statements of cash flows as of November 30, 2025 and May 31, 2025 were as follows (in thousands):

	November 30, 2025	May 31, 2025
Cash and cash equivalents	$1,913,436	$41,552
Restricted cash	205,121	72,368
Restricted cash included in other assets	177,207	7,000
Total cash, cash equivalents, and restricted cash	$2,295,764	$120,920
3.    Property and Equipment
Property and equipment consisted of the following as of November 30, 2025 and May 31, 2025 (in thousands):

	Estimated Useful Life	November 30, 2025	May 31, 2025
Networking equipment, electrical equipment, and software	3 years - 5 years	$37,177	$32,938
Mechanical infrastructure	20 years	71,868	—
Electrical infrastructure	15 years	103,485	—
Electric generation and transformers	15 years - 25 years	177,706	9,914
Land and building
Building	39 years	272,885	109,672
Building improvements	15 years - 25 years	625,129	—
Land		31,922	20,047
Land improvements	15 years	43,026	1,423
Leasehold improvements	3 years - 7 years	444	444
Construction in progress		642,575	1,087,256
Other equipment and fixtures	5 years - 10 years	29,237	2,126
Total cost of property and equipment		2,035,454	1,263,820
Accumulated depreciation		(34,004)	(23,879)
Property and equipment, net		$2,001,450	$1,239,941
Depreciation expense totaled $7.4 million and $10.1 million for the three and six months ended November 30, 2025, respectively, and $2.6 million and $5.2 million for the three and six months ended November 30, 2024, respectively.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three and six months ended November 30, 2025 and November 30, 2024, respectively.

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Customer A	67%	—%	58%	—%
Customer B	33%	90%	42%	87%

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Deferred Revenue
Changes in the Company's deferred revenue balances for the six months ended November 30, 2025 and November 30, 2024, respectively, are shown in the following table (in thousands):

	Six Months Ended
	November 30, 2025	November 30, 2024
Balance, beginning of period	$—	$8,188
Advance billings	208,854	59,248
Revenue recognized	(179,501)	(70,763)
Other adjustments	91	3,756
Balance, end of period	$29,444	$429
Customer Deposits
Changes in the Company's customer deposits balances for the six months ended November 30, 2025 and November 30, 2024, respectively, are shown in the following table (in thousands):

	Six Months Ended
	November 30, 2025	November 30, 2024
Balance, beginning of period	$16,125	$15,367
Customer deposits received	627	5,698
Customer deposits refunded	—	(3,373)
Customer deposits applied	—	(1,567)
Balance, end of period	$16,752	$16,125
5.    Discontinued Operations
During the fiscal quarter ended May 31, 2025, the Company determined that the Cloud Services Business met the criteria to be classified as “held for sale,” as the Board of Directors approved plans for the sale of the segment. The potential sale of the Cloud Services Business represents a strategic shift in the Company’s operations and financial results. As such, the Company reported the Cloud Services Business as discontinued operations for the three and six months ended November 30, 2025 in accordance with ASC 205-20, Discontinued Operations. The Company expects the sale of the Cloud Services Business to occur within 12 months from the date it met the held for sale criteria.
The financial results of the Cloud Services Business are presented as net loss from discontinued operations on the unaudited condensed consolidated statements of operations. The following table presents the major components of the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
financial results of the Cloud Services Business for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Revenue	$18,402	$27,705	$35,120	$53,560
Cost of revenues	3,044	29,700	6,409	68,017
Selling, general and administrative	616	3,815	946	7,163
Loss on abandonment of assets	—	—	492	—
Operating income (loss) from discontinued operations	14,742	(5,810)	27,273	(21,620)
Interest expense	2,629	4,553	5,839	8,902
Net income (loss) from discontinued operations before income tax expense	12,113	(10,363)	21,434	(30,522)
Income tax expense	—	—	—	—
Net income (loss) from discontinued operations	$12,113	$(10,363)	$21,434	$(30,522)
As of November 30, 2025, the assets and liabilities of the Cloud Services Business are classified as current in the unaudited condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as held for sale on the unaudited condensed consolidated balance sheets for the periods presented (in thousands):

	November 30, 2025	May 31, 2025
Assets:
Cash and cash equivalents	$2	$2,398
Accounts receivable	9,031	3,788
Prepaid expenses and other current assets	560	223
Property and equipment, net	16,741	10,922
Operating lease right of use asset, net	93,995	91,374
Finance lease right of use asset, net	193,067	195,495
Other assets	8	—
Total current assets held for sale	$313,404	$304,200

Liabilities:
Accounts payable	$3,182	$3,962
Accrued liabilities	1,534	572
Current portion of operating lease liability	17,090	16,093
Current portion of finance lease liability	74,794	133,406
Current deferred revenue	152	3,594
Long-term portion of operating lease liability	49,594	58,420
Long-term portion of finance lease liability	14,972	—
Total current liabilities held for sale	$161,318	$216,047

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
The following table presents significant non-cash items and capital expenditures of discontinued operations for the periods presented (in thousands):

	Six Months Ended
	November 30, 2025	November 30, 2024
Depreciation and amortization	$—	$51,951
Stock-based compensation	$167	$(1,664)
Purchases of property and equipment and other assets	$(6,311)	$657
Finance lease prepayments	$—	$—

Operating right-of-use assets obtained by lease obligation	$—	$—
Finance right-of-use assets obtained by lease obligation	$4,973	$68,329
Property and equipment in AP and accrued liabilities	$—	$1,931
6.    Related Party Transactions
Related Party Revenue
Related party revenue consisted of revenue from two customers, Customer D and Customer E. During the three months ended November 30, 2025 and 2024, there was no related party revenue. Similarly, during the six months ended November 30, 2025, there was no related party revenue. During the six months ended November 30, 2024, there was approximately $1.2 million of related party revenue from Customer D and approximately $0.7 million of related party revenue from Customer E.
Customer D is a subsidiary of an entity which, during the first quarter of fiscal year 2025, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the controlling individual of the entity filed a Schedule 13G to report the fact that as of the date thereof, the entity had ceased to be a beneficial owner of more than 5% of such class of securities.
Customer E is 60% owned by an individual who, during the first quarter of fiscal year 2025, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the individual filed a Schedule 13G to report the fact that as of the date thereof, the individual had ceased to be a beneficial owner of more than 5% of such class of securities.
Other Related Party Transactions
Related party transactions included within selling, general and administrative expense on the unaudited condensed consolidated statement of operations include software license fees of $74,250 and $72,000 during the three months ended November 30, 2025 and 2024, respectively, and $148,500 and $142,875 during the six months ended November 30, 2025 and 2024, respectively, were incurred with a company whose chairman is also a member of the Company’s Board of Directors.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
7.    Debt
The Company’s outstanding debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	November 30, 2025	May 31, 2025
Senior Secured Notes	9.25%	December 2030	$2,350,000	$—
Convertible Notes, senior unsecured (1)	2.75%	June 2030	450,000	450,000
SMBC Loan (2)	(2)	August 2026	—	375,000
Starion Ellendale Loan (3)	7.48%	February 2028	10,234	12,283
Cornerstone Bank Loan (4)	8.59%	March 2029	11,429	12,866
Starion Term Loan (5)	6.50%	July 2027	5,506	7,061
Other long-term debt (6)			31,891	12,275
Deferred financing costs, net of amortization			(252,494)	(181,329)
Less: Current portion of debt			(12,555)	(10,331)
Long-term debt, net			$2,594,011	$677,825
(1)The net carrying amount of the Convertible Notes was $274.6 million and $273.3 million and the remaining unamortized deferred financing costs related to the issuance was $175.4 million and $176.7 million, each as of November 30, 2025 and May 31, 2025, respectively.
(2)The SMBC Loan was guaranteed by APLD HPC TopCo LLC, a wholly-owned subsidiary of the Company, and was secured by a continuing security interest in all of the membership interests of the borrower, APLD HPC Holdings LLC, including a mortgage on certain properties as defined in the collateral agency, security and depositary agreement. During the quarter ended November 30, 2025, concurrent with the closing of the Senior Secured Notes offering (see below), the Company repaid in full the aggregate principal balance plus accrued interest. As of May 31, 2025, there were $4.4 million of unamortized deferred financing costs. The average SOFR plus the applicable margin for the fiscal year ended May 31, 2025 was 7.82%.
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
(5)The Starion Term Loan is guaranteed by APLD Hosting, LLC, a wholly-owned subsidiary of the Company, and is secured by the Jamestown hosting facility, a security interest in substantially all of the assets of APLD Hosting LLC, and interests in all master hosting agreements related to the Jamestown hosting facility. The Starion Term Loan Agreement contains customary covenants, representations and warranties and events of default. The Company is subject to a debt service coverage ratio and is in compliance as of November 30, 2025.
(6)Inclusive in this number is $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities as well as two promissory notes the Company entered into during the three months ended November 30, 2025 for a total of approximately $19.5 million.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of November 30, 2025 (in thousands):

FY26	$6,226
FY27	13,184
FY28	100,771
FY29	187,329
FY30	184,158
Thereafter (1)	2,367,393
Total	$2,859,061
(1)Includes $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities.
Letters of Credit
As of November 30, 2025, the Company had letters of credit totaling $23.5 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit terms of 12 months or less within the Restricted Cash caption within current assets and any amounts with related letter of credit terms of over 12 months in Other Assets.
Revolving Credit Facility
On November 10, 2025, the Company entered into a loan and security agreement with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million. Amounts borrowed and repaid are available for future borrowing. Interest accrues on the outstanding balance at a rate of SOFR plus 2.75% per annum. Additionally, there is an unused facility fee of 0.35% per annum based on the daily average unused amount, payable quarterly in arrears at the end of each quarter. The loan is secured by all of the Company’s (but none of its subsidiaries’) assets. As of November 30, 2025, there have been no draws on the facility.
Promissory Note
On September 9, 2025, APLD FAR-01 LLC, a subsidiary of the Company, entered into a promissory note (the “Promissory Note”) with Macquarie Equipment Capital, Inc., a Delaware corporation (“MEC”). The Promissory Note provided for an initial principal sum of $50 million (the “Loan”), which was drawn on the Closing Date.
The Loan bore interest at 8.0% per annum. From the Closing Date and for the succeeding twelve months (the “PIK Period”), accrued interest was to be paid in kind, with such payment in kind being capitalized to principal monthly and at such other times as specified in the Promissory Note. After the PIK Period, accrued interest was to be paid in cash in certain circumstances. The Promissory Note was to mature on the earliest of (i) the date of acceleration of the Loan, (ii) February 1, 2026, if the 200 MW Lease Execution (as defined therein) has not occurred on or before October 31, 2025, or (iii) September 9, 2027.
The Loan could be accelerated and the Company required to prepay the full outstanding principal balance of the Promissory Note, together with accrued interest to the date of prepayment on the principal amount prepaid and any other amounts then due and payable, upon the occurrence of any of the following conditions: (a) a Change of Control (as defined therein), (b) within ninety (The Company may voluntarily prepay all or part of the Promissory Note at any time with no less than three (3) business days’ notice with accrued interest to the date of prepayment on the principal amount prepaid, so long as, with respect to the portion of the Loan then being prepaid, in each case, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals or exceeds 1.10 to 1.00. The same 1.10x return hurdle applied to repayment at maturity. Amounts repaid under the Promissory Note are not available to be re-borrowed.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Proceeds of the Loan under the Promissory Note were used, in part, to (i) pay transaction costs, (ii) pay transaction expenses in connection with the Note Documents (as defined therein), (iii) fund the purchase of the financed properties located on the Company’s campus in Harwood, ND (“Polaris Forge 2”), including all associated closing costs, title fees, and legal expenses, (iv) finance improvements to the Polaris Forge 2 properties, (v) fund the purchase of the Transformers (as defined therein) and other equipment expected to be installed and used for the improvements of the Polaris Forge 2 properties, (v) to pay any other costs, fees, expenses, or amounts related to or in connection with the development and construction of Polaris Forge 2, and (vi) for general corporate working capital purposes.
In connection with the Loan, (i) APLD FAR-01 LLC, APLD FAR Holdings LLC (“Intermediate Holdings”), a Delaware limited liability company, as parent of the APLD FAR-01 LLC, and APLD FAR-02 LLC (“FAR-02”), a Delaware limited liability company, as a subsidiary of Intermediate Holdings, entered into a guarantee and collateral agreement, as grantors thereunder, in favor of the Lender (the “Guarantee and Collateral Agreement”).
On November 28, 2025, the Company repaid the Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and rate of return. As a result, the accrued interest and rate of return on the Macquarie Promissory Note of $1.4 million was capitalized to CIP commensurate with the use of proceeds associated with construction.
Senior Secured Notes
On November 20, 2025, APLD ComputeCo LLC (“Issuer”), a subsidiary of the Company, completed a private offering of 9.25% Senior Secured Notes due 2030 (the “Notes”). The Notes were sold pursuant to the terms of a purchase agreement, dated as of November 13, 2025 and as amended thereafter, entered into by and among the Issuer, the subsidiary guarantors party thereto (the “Subsidiary Guarantors”) and Morgan Stanley & Co. LLC as the representative (the “Representative”) of the several initial purchasers (the “Initial Purchasers”) in a Rule 144A/Regulation S offering. The aggregate principal amount of Notes sold in the offering was $2.35 billion.
The Notes were issued at a price equal to 97% of their aggregate principal amount. The Issuer intends to use the net proceeds from the offering to fund a portion of the construction and associated expenses of its 100 MW and 150 MW data centers, ELN-02 and ELN-03, respectively (the “Facilities”), at the Company’s 400MW Ellendale, North Dakota campus (“Polaris Forge 1”), repay the aggregate principal balance plus any accrued and unpaid interest under the SMBC Loan, fund debt service reserves, and pay transaction expenses.
Also on November 20, 2025, the Issuer, APLD HPC Holdings 2 LLC (the direct parent of the Issuer) and the Subsidiary Guarantors entered into an indenture (the “Indenture”) with respect to the Notes with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The Notes are senior secured obligations of the Issuer and bear interest at a rate of 9.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026. The Notes will mature on December 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. The principal amount of the Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, beginning on December 15, 2027, in amounts set forth in the Indenture. Required amortization shall be subject to adjustment in case of partial redemption or repurchase or, in certain circumstances, the issuance of additional notes.
On or after December 15, 2027, the Issuer may redeem the Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture. Prior to December 15, 2027, the Issuer may redeem the Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to December 15, 2027, the Issuer may redeem up to 40% of the aggregate principal amount of the notes in an amount not to exceed the amount of the proceeds of certain equity offerings, at the redemption price set forth in the Indenture, plus accrued and unpaid interest.
The Indenture limits the ability of the Issuer and the Subsidiary Guarantors to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; (iii) make certain investments; (iv) create or incur liens; (v) consummate certain asset sales; (vi) enter into sale and lease back transactions; (vii) hold assets or conduct operations unrelated to the operation of the Facilities and certain additional projects; (viii) engage in certain transactions with its affiliates; and (ix) merge, consolidate or transfer or

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
sell all or substantially all of its assets. These covenants are subject to a number of important qualifications and exceptions as set forth in the Indenture. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default.
The Company will provide a customary completion guarantee with respect to each Project (as defined in the Indenture) related to the Facilities, which will require the Company to provide the Issuer funds as necessary to ensure the achievement of the applicable Commencement Date (as defined in the Indenture) under the respective datacenter lease in the event that the proceeds of the Notes and the available funds (including previous equity contributions from the Company) are insufficient to do so.
As of November 30, 2025, remaining unamortized deferred financing costs related to the issuance of the loan was $6.2 million.
8.    Balance Sheet Components
Certain balance sheet components are as follows (in thousands):

	November 30, 2025	May 31, 2025
Prepaid expenses and other current assets
Short term equipment deposit	$256,672	$—
Deferred issuance costs	182	5,443
Short term lease incentive	3,413	1,290
Prepaid expenses	5,721	1,225
Other current assets	6,024	1,472
Total Prepaid expenses and other current assets	$272,012	$9,430

	November 30, 2025	May 31, 2025
Other assets
Long term lease incentive	$203,346	$84,416
Restricted cash	177,207	7,000
Deposits on assets & construction	13,345	69,500
Deferred lease costs	12,558	8,811
Derivative assets (1)	55,697	—
Investments in other companies (2)	38,966	6,073
Other	7,270	4,976
Total Other assets	$508,389	$180,776
(1)Balance as of November 30, 2025 consists of the fair value of derivative assets related to the preferred units and corresponding common units held by APLD HPC TopCo 2’s noncontrolling interest. See Note 13 - Temporary Equity for further discussion.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
(2)Balance as of November 30, 2025 includes two investments that occurred during the three months ended November 30, 2025: Babcock & Wilcox Enterprises, Inc. (“B&W”), a publicly traded company, and Corintis SA (“Corintis”), a private company. On November 4, 2025, the Company and B&W entered into an agreement under which the Company contributed $2.0 million to B&W in exchange of 500,000 shares of B&W’s common stock and a warrant to purchase 2.6 million shares of common stock with an exercise price of $4.11. The warrant was determined to be a derivative asset and was required to be measured at fair value at issuance. It will be remeasured at fair value at each reporting date with changes in fair value reported on the unaudited condensed consolidated statement of operations. To allocate the contribution between the common stock and the warrant, the Company determined the fair value of each and utilized the relative fair value allocation method. During the three months ended November 30, 2025, the Company recorded $2.8 million gain on change in fair value of investment and $13.1 million gain on change in fair value of derivatives on the unaudited condensed consolidated statement of operations. On November 28, 2025, the Company invested in Corintis for approximately $15.0 million in exchange for Series A1 preferred shares. The investment in Corintis will be carried at cost as it is an equity security without a readily determinable fair value and evaluated annually for impairment indicators.

	November 30, 2025	May 31, 2025
Accrued liabilities
Accrued construction payables	$172,552	$—
Accrued expenses	21,779	22,782
Accrued interest	6,862	2,694
Other accrued liabilities	6,261	4,073
Total Accrued liabilities	$207,454	$29,549

	November 30, 2025	May 31, 2025
Other current liabilities
Construction retainer	$38,228	$19,338
Other	83	94
Total Other current liabilities	$38,311	$19,432
9.    Variable Interest Entity
Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. As of November 30, 2025, the Company has determined that it was the primary beneficiary of one VIE, APLD HPC TopCo 2 LLC (“TopCo 2”), as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Additionally, under the A&R UPA (as defined below), the Company is required to fund its portion of the equity to TopCo 2 for the applicable project at the rate of $750,000 per MW of capacity (less any equity capital previously invested in the project by the Company or any of its subsidiaries).
As previously disclosed, on January 13, 2025, APLD HPC Holdings LLC (formerly, APLD ELN-02 Holdings LLC), an indirect wholly owned subsidiary of the Company, entered into a Unit Purchase Agreement (the “UPA”) for its HPC Hosting Business with MIP VI HPC Holdings, LLC, an affiliate of Macquarie Asset Management (“MAM”). On February 11, 2025, APLD HPC Holdings LLC novated and assigned its rights, title and interests and duties, liabilities and obligations under the UPA to APLD HPC TopCo LLC, an indirect wholly-owned subsidiary of the Company (“TopCo 1”). On October 3, 2025, the Company, TopCo 1, APLD HPC TopCo 2 LLC, an indirect wholly-owned subsidiary of the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Company, and MIP HPC Holdings, LLC (formerly, MIP VI HPC Holdings, LLC) entered into an Amended and Restated Unit Purchase Agreement (the “A&R UPA”).
On October 6, 2025, TopCo 2, completed the initial closing under its A&R UPA, selling 112,500 preferred units for $112.5 million and issuing 75,000 common units representing 7.5% of its fully diluted common equity. In addition, pursuant to the A&R UPA, on October 6, 2025, the Company issued warrants to purchase an aggregate of 2.4 million shares of the Company’s common stock as described in Note 11 - Warrants. On November 25, 2025, TopCo 2 completed a second closing under its A&R UPA, selling 450,000 preferred units for $450.0 million. The issuance of the preferred units at closing resulted in a redeemable noncontrolling interest - see Note 13 - Temporary Equity for further discussion.
The purpose of TopCo 2 is to design, build and operate high-performance, sustainably engineered data centers and colocation services for artificial intelligence, cloud, and networking workloads in North Dakota. TopCo 2 is a bankruptcy-remote legal entity with separate assets and liabilities. The creditors of TopCo2 have recourse to the Company’s assets and general credits. The following table presents the assets and liabilities held by TopCo 2 as of November 30, 2025, which are included in the unaudited condensed consolidated balance sheets (in thousands):

November 30, 2025
Assets:
Cash and cash equivalents	$1,639,558
Restricted cash	178,208
Accounts receivable	10,314
Prepaid expenses and other current assets	265,885
Property and equipment, net	1,831,519
Other assets	466,101
Total assets	$4,391,585

Liabilities:
Accounts payable	$75,980
Accrued liabilities	193,045
Current portion of debt	10
Current deferred revenue	29,339
Other current liabilities	38,228
Long-term debt	2,273,309
Total liabilities	$2,609,911
Third-party equity ownership interests in APLD HPC TopCo 2 LLC represents a noncontrolling interest and is presented as temporary equity in the unaudited condensed consolidated balance sheets separate from the Company’s stockholders’ equity. The amount of net income attributable to noncontrolling interests is disclosed in the unaudited condensed consolidated statement of operations.
10.    Stockholders' Equity
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Increase In Authorized Shares
On November 5, 2025, at the Annual Stockholders’ Meeting, the Company’s stockholders approved an amendment to the Second Amended and Restated Articles of Incorporation, increasing the number of shares of common stock authorized for issuance thereunder to 600,000,000 shares, which became effective upon filing on November 6, 2025.
Treasury Stock
Retirement
On October 7, 2025, the Board of Directors authorized and approved 9,291,199 shares of the Company’s capital stock that was currently held in treasury stock to be retired and returned to the authorized but unissued capital stock.
Settlement of Prepaid Forward Transaction
On November 3, 2025, the Company’s Prepaid Forward Transaction associated with the Convertible Notes matured and the Company received 7,165,300 shares of common stock which are now held in treasury stock as of November 30, 2025.
11.    Warrants
A summary of warrant activity for the six months ended November 30, 2025 is presented below:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at May 31, 2025	18,097,718	$7.63	8.52
Granted	10,793,611	10.20	8.76
Forfeited	—	—	—
Exercised	(800,300)	7.83	—
Outstanding at November 30, 2025	28,091,029	$8.61	8.31
AI Warrants
The Company issued warrants to purchase up to 3,000,000 shares of Common Stock related to the AI Bridge Loan during the fiscal year ended May 31, 2024 (the “AI Warrants”). The AI Warrants are exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years. 1,500,000 AI Warrants have an exercise price of $10.00 per share of Common Stock and 1,500,000 AI Warrants have an exercise price of $7.50 per share of Common Stock. As of November 30, 2025, all of the AI Warrants were outstanding.
Macquarie Warrants
On November 27, 2024, as partial consideration for the Macquarie Promissory Note, the Company issued warrants to purchase up to 1,035,197 shares of the Company’s common stock. The Macquarie Warrants are exercisable from and after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash. The Macquarie Warrants survived the termination of the Macquarie Promissory Note and remain outstanding as of November 30, 2025.
STB Warrant
On February 27, 2025, the Company issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $7.83 per share (the “STB Warrant”) for consideration of $50,000. The warrant is exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date. During the quarter ended November 30, 2025, 800,000 of the STB Warrants were exercised for $6.3 million.
CoreWeave Warrants
On May 28, 2025, in connection with the entry into the data center leases with CoreWeave (the "CoreWeave Leases"), the Company issued to CoreWeave a warrant (the “CoreWeave Warrant”) to acquire up to 13,062,521 shares of the Company's

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
common stock at an exercise price of $7.19 per share, subject to adjustment in accordance with the terms and conditions set forth in the CoreWeave Warrant. The CoreWeave Warrant is exercisable upon issuance, upon payment of the applicable exercise price in cash or through cashless exercise for a period of 10 years. During the quarter ended November 30, 2025, 300 warrant shares were exercised.
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
MAM Warrants
On October 6, 2025, in connection with the Amended and Restated Unit Purchase Agreement dated October 3, 2025 (the “Purchase Agreement”), the Company issued MIP VI REIT AIV, L.P. and MIP VI DC REIT AIV, L.P. two warrants (the “MAM Warrants”) to acquire up to 2,400,000 shares of the Company’s common stock at an exercise price of $8.29 per share, subject to adjustment in accordance with the terms and conditions set forth in the warrants.
The MAM Warrants were measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, contractual term, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the MAM Warrants are based on the following significant inputs:

MAM Warrants
Contractual term	5.5 years
Volatility	95%
Risk-free rate	3.76%
Dividend yield	—%
The resulting fair value of the MAM Warrants was $24.47 per share, totaling $58.7 million. The Company elected a relative fair value approach to record the warrants as part of the overall MAM transaction and as such, $34.2 million, net of issuance costs, was recorded as additional paid in capital on the Company's unaudited condensed consolidated balance sheets.
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
For the Three and Six Months Ended November 30, 2025
providers. Upon stockholder approval of the 2024 Plan, the 2022 Plans (as defined below) were terminated; provided that all awards (as defined in the 2022 Plans) outstanding under the 2022 Incentive Plan and the 2022 Non-Employee Director Stock Plan shall continue in effect in accordance with their terms.
On November 5, 2025, at the Annual Stockholders’ Meeting, the Company’s stockholders approved an amendment to the 2024 Plan to increase the number of shares of common stock authorized for issuance thereunder by 15,000,000 shares.
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
As of November 30, 2025, the Company had issued awards of approximately 23.2 million shares of common stock of the Company under the 2022 Plans, 9.3 million under the 2024 Plan, and 600,000 shares of common stock outside of either plan, related to an employment inducement award. As of November 30, 2025, there are approximately 16.0 million shares of common stock available for issuance under the 2024 Plan.
The Company capitalizes a portion of stock-based compensation costs for employees who work directly on construction and development of the Company's data centers. The Company recognized stock-based compensation associated with the 2022 and 2024 Plans as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Cost of revenue	$777	$834	$1,468	$1,258
Selling, general, and administrative	27,274	3,450	41,029	642
Capitalized (1)	999	152	1,928	306
Total stock-based compensation	$29,050	$4,436	$44,425	$2,206
(1)Capitalized to CIP in the unaudited condensed consolidated balance sheets.
Restricted Stock Awards
As of May 31, 2025 and November 30, 2025, there were 271,444 shares outstanding with a weighted average grant date fair value per share of $3.55 as there were no restricted stock awards granted, vested, or forfeited during the six months ended November 30, 2025.
As of November 30, 2025, total remaining expense to be recognized related to these awards was $0.7 million and the weighted average remaining recognition period for the unvested awards was 1.4 years.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted during the six months ended November 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2025	6,659,830	$6.56
Granted	2,839,449	19.22
Vested	(2,534,584)	8.93
Forfeited	(159,557)	7.89
Outstanding as of November 30, 2025	6,805,138	$10.93
As of November 30, 2025, total remaining expense to be recognized related to these awards was $66.1 million and the weighted average remaining recognition period for the unvested awards was 2.0 years.
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
The following is a summary of the activity and balances for unvested performance stock units granted during the six months ended November 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2025	7,207,500	$6.59
Granted	635,000	26.00
Vested	—	—
Forfeited	—	—
Outstanding as of November 30, 2025	7,842,500	$8.16
As of November 30, 2025, total remaining expense to be recognized related to these awards was $34.3 million and the weighted average remaining recognition period for the unvested awards was 1.8 years.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
13.    Temporary Equity
Preferred Stock
The following is a summary of the activity and balances for preferred stock during the three and six months ended November 30, 2024 (in thousands, other than share data):

	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of August 31, 2024	301,673	$6,932	53,191	$48,350	—	$—
Issuances, net of costs	—	—	—	—	6,359	5,850
Conversions	—	—	(10,191)	(5,350)	—	—
Redemptions	—	—	—	—	—	—
Outstanding as of November 30, 2024	301,673	$6,932	43,000	$43,000	6,359	$5,850

	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of May 31, 2024	—	$—	—	$—	—	$—
Issuances, net of costs	301,673	6,932	53,191	48,350	6,359	5,850
Conversions	—	—	(10,191)	(5,350)	—	—
Redemptions	—	—	—	—	—	—
Outstanding as of November 30, 2024	301,673	$6,932	43,000	$43,000	6,359	$5,850
The following is a summary of the activity and balances for preferred stock during the three and six months ended November 30, 2025 (in thousands, other than share data):

	Series E Redeemable Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of August 31, 2025	301,673	$6,932	62,260	$56,796	—	$—
Issuances, net of costs	—	—	—	—	424,050	407,807
Conversions	—	—	—	—	(380,800)	(365,817)
Redemptions	(20,000)	(500)	—	—	—	—
Outstanding as of November 30, 2025	281,673	$6,432	62,260	$56,796	43,250	$41,990

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025

	Series E Redeemable Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of May 31, 2025	301,673	$6,932	62,485	$57,011	78,000	$72,094
Issuances, net of costs	—	—	—	10	604,050	578,193
Conversions	—	—	—	—	(638,800)	(608,297)
Redemptions	(20,000)	(500)	(225)	(225)	—	—
Outstanding as of November 30, 2025	281,673	$6,432	62,260	$56,796	43,250	$41,990
Series E Redeemable Preferred Stock
During the fiscal year ended May 31, 2025, the Company closed on four offerings of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). The Company sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million. The Series E Preferred Stock offering was terminated on August 9, 2024.
The shares of Series E Preferred Stock have no voting or conversion rights. Holders of the Series E Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and six months ended November 30, 2025, the Company declared and paid approximately $170,000 and $339,000, respectively, of dividends related to Series E Preferred Stock as presented on the unaudited condensed consolidated statement of operations while during the three and six months ended November 30, 2024, approximately $226,000 and $270,000, respectively, of dividends were declared and paid.
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
The Company may also redeem shares of Series E Preferred Stock after the second anniversary of the original issuance date, with a minimum notice of 10 days, at the Company Optional Redemption Settlement Amount, which is equal to the Series E Stated Value per share plus any unpaid and accrued dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Company Optional Redemption Settlement Amount divided by the closing price per share of the common stock on the date of the Company Optional Redemption exercise, subject to the Share Cap. During the three and six months ended November 30, 2025, 20,000 shares of Series E Preferred Stock were redeemed.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
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
The shares of Series E-1 Preferred Stock have no voting or conversion rights. Holders of the Series E-1 Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum of the Series E-1 Stated Value. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends on the shares of Series E-1 Preferred Stock must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and six months ended November 30, 2025, the Company declared and paid approximately $1.4 million and $2.8 million, respectively of dividends related to the Series E-1 Preferred Stock as presented on the unaudited condensed consolidated statements of operations while during the three and six months ended November 30, 2024, approximately $48,000 of dividends were declared and paid.
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
The Company may also redeem shares of the Series E-1 Preferred Stock after the second anniversary of the Original Issuance Date, with a minimum notice of 10 days, at a redemption price equal to the Series E-1 Stated Value plus any accrued but unpaid dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Settlement Amount divided by the closing price per share of the common stock on the last trading day prior to the date upon which notice was provided to the holder, subject to the Share Cap, if applicable. During the six months ended November 30, 2025, 225 of shares were redeemed.
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
For the Three and Six Months Ended November 30, 2025
“Commitment Date”) and terminating on the earlier of (i) the 36-month anniversary of the Commitment Date or (ii) such date as there ceases to be a sufficient number of authorized but unissued shares of common stock remaining under the Exchange Cap (as defined in the PEPA).
The Series G Preferred Stock became convertible on June 3, 2025, the Registration Effective Date (as defined in the PEPA). Pursuant to the PEPA, the Company filed a registration statement with the SEC, registering the resale of the shares of common stock issuable upon the conversion of the shares of Series G Preferred Stock, on June 3, 2025, as amended the post-effective amendment filed with the SEC on September 23, 2025, each of which was automatically effective upon filing. Conversion of the Series G Preferred Stock is subject to a customary 4.99% beneficial ownership limitation, as well as a 19.99% conversion limitation pursuant to the applicable Nasdaq Listing Rules (the “Exchange Cap”).
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
For the Three and Six Months Ended November 30, 2025
Series G Preferred Stock that have been or will be converted will be retired and resume the status of authorized but unissued shares.
On September 11, 2025, the Company entered into the second amendment (the “Second Amendment”) to the PEPA, as amended by the First Amendment, dated August 14, 2025 to, among other things, increase the aggregate commitment amount of the shares of Series G Convertible Preferred Stock from $300 million to $450 million. In connection with the Second Amendment, on September 11, 2025, the Company filed an amendment (the “Second CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended. The Second CoD Amendment amended the Series G Certificate of Designation, as amended, to increase the number of shares authorized for issuance as Series G Preferred Stock from 156,000 to 204,000 shares.
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
On October 7, 2025, the Company entered into the third amendment (the “Third Amendment”) to the PEPA to, among other things, increase the aggregate commitment amount of the shares of the Series G Preferred Stock from $450.0 million to $590.0 million. In addition, on October 14, 2025, the Company filed a fourth amendment (the “Fourth CoD Amendment”) to the Series G Certificate of Designation, as amended. The Fourth CoD Amendment amended the Series G Certificate of Designation, as amended, to increase the Floor Price (as set forth in Section 1.5(c)(i) of the Certificate of Designation) to $34.00 from $22.00.
On October 21, 2025, the Company entered into the fourth amendment (the “Fourth Amendment”) to the PEPA to, among other things: (i) increase the aggregate commitment amount of the shares of Series G Preferred Stock, from $590.0 million to $1.59 billion; (ii) subject to waiver by a majority-in-interest of the investors, (a) set the maximum put issuance amount to $75.0 million per issuance, (b) set the limit to one put issuance per seven (7) business day period, and (c) set the maximum aggregate stated value of Series G Preferred Stock outstanding at any one time to $75.0 million; (iii) increase the original discount from 2% to 3%; (iv) eliminate the placement agent fee; and (v) eliminate the prohibition on Variable Rate Transactions (as defined in the PEPA). On October 21, 2025, in connection with the entry into the Fourth Amendment, the the Company filed an amendment (the “Fifth CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended on each of August 14, 2025, September 11, 2025, September 25, 2025 and October 14, 2025 (as amended, the “Certificate of Designations”). The Fifth CoD Amendment amended the Certificate of Designations to, among other things, (i) increase the authorized shares of Series G Preferred Stock from 204,000 shares to 1,030,000 shares, and (ii) increase the limit below which the Floor Price (as defined in Section 1.5(c)(ii) of the Certificate of Designations) may not be reduced from $4.33 to $4.48. In addition, under the Fifth CoD Amendment, the Company’s Corporation’s Board of Directors may increase or decrease the applicable Floor Price with respect to any put, at its sole discretion.
As Series G Preferred Stock may be reissued, during the three and six months ended November 30, 2025, the Company issued and sold 424,050 and 604,050 shares of Series G Preferred Stock, respectively, for gross proceeds of $415.0 million and $590.0 million, respectively. During the three and six months ended November 30, 2025, 380,800 and 638,800 shares of Series G Preferred Stock, respectively, were converted into 15.4 million and 43.6 million shares of the Company’s common stock, respectively. As of November 30, 2025, 43,250 shares of Series G Preferred Stock were issued and outstanding.
Redeemable Noncontrolling Interest
APLD HPC TopCo 2 LLC
As discussed within Note 9 - Variable Interest Entity above, APLD HPC TopCo 2 LLC (“TopCo 2”) completed two closings under its A&R UPA during the quarter ended November 30, 2025, issuing 562,500 preferred units and 75,000

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
corresponding common units for $562.5 million to MIP HPC Holdings, LLC, which resulted in a redeemable noncontrolling interest.
The preferred units accrue dividends at a rate of 12.75% per annum, which accrue daily and compound semi-annually, and which, if not redeemed by then, will increase by 87.5 basis points on each of October 7, 2030 and October 7, 2031, and by 200 basis points on October 7, 2035 and each one-year anniversary thereof, up to a maximum rate of 16.75%. The dividend rate will be further increased (i) by the amount that the weighted average all-in annual interest rate on certain indebtedness exceeds 8.75% per annum for so long as such indebtedness is outstanding and (ii) for so long as certain significant events of default or other “trigger events” under the A&R LLCA remain uncured, by 200 basis points per annum. Subject to limited exceptions, the dividends are payable (i) from the initial closing through October 6, 2035, at TopCo 2’s election, either in cash or in kind, and (ii) after October 6, 2035, in cash only.
Additionally, the preferred units carry a minimum 1.80x multiple of invested capital liquidation preference, inclusive of the value of the common units; provided, that (x) in connection with an initial public offering or a drag-along sale in which the sellers receive highly liquid securities, the minimum multiple of invested capital increases to 2.00x and (y) with respect to any additional equity contributions with respect to the Polaris Forge 1 (other than pursuant to the additional closings under the A&R UPA), the then applicable minimum multiple of invested capital will be reduced by an amount that reflects the time between when MIP HPC Holdings, LLC first committed to make the investment and when the actual contribution is made, calculated as interest at a fixed annual rate of 12.75%, accruing daily, on the amount of such additional equity contribution for such period.
The preferred units and the common units are redeemable after April 6, 2028, in exchange for: (i) from April 6, 2028 up to October 6, 2029, the sum of (x) the applicable minimum multiple of invested capital, plus (y) 120% of the fair market value of such common unit(s); (ii) from October 6, 2029 up to October 6, 2030, the sum of (x) the applicable minimum multiple of invested capital, plus (y) 112.5% of the fair market value of such common unit(s); and (iii) from and after October 6, 2030, the greater of (x) the accreted amount, plus any accrued and unpaid dividend, plus the fair market value of such common units, plus certain indemnity payments by TopCo 2 for breaches of business representations of the TopCo 2 under the A&R UPA, if any, and (y) the applicable multiple of invested capital minus certain indemnity payments by the Company for breaches of fundamental representations of the Company under the A&R UPA (such greater amount, the “Liquidation Preference Amount”).
If the preferred units and common units are outstanding on October 6, 2032, or if certain trigger events occurs and are not cured within specified time periods, MIP HPC Holdings, LLC may require TopCo 2 to commence a customary marketed sale process managed by an independent investment bank, where the proceeds of any such sale are to be used to redeem the preferred units and the common units on the terms set forth above.
Distributions of available excess cash will be made in accordance with a multi-tiered waterfall, generally as follows: (i) first, to MIP HPC Holdings, LLC, to pay certain specified losses under the A&R UPA, if any; (ii) second, to MIP HPC Holdings, LLC, to pay any accrued but unpaid dividends on its preferred units; (iii) third, to the MIP HPC Holdings, LLC, until it has received its Liquidation Preference Amount; and (iv) fourth, to the holders of common units, pro rata in accordance with the number of common units held by them.
The preferred units and corresponding common units were determined to have embedded derivative features, the Redemption features and the Contingent Dividend Rate Increase feature, requiring bifurcation and remeasurement at fair value at each reporting date, with the changes in fair value recorded through earnings. The Redemption features are inclusive of the Investor put option upon a Sale, APLD Holdings call option, and the Distribution Redemptions (all as defined within the A&R UPA). The Company engaged a third party valuation specialist in determining the value of the embedded derivatives using a binomial lattice model, which includes Level 3 unobservable inputs. The key inputs used were the estimated credit spread of the associated preferred stock and corresponding common units, volatility, and risk-free rate of the derivative assets. As the noncontrolling interest has embedded features that require bifurcation, the fair value at issuance was allocated between the components. As such, the net proceeds were first allocated to the derivatives at their

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
fair value. The remainder of the proceeds were then allocated to the warrants and noncontrolling interests based on their relative fair values. As of November 30, 2025, the derivative assets were fair valued at $55.7 million.
The balance sheets and operating activities of TopCo 2 are included in the Company's unaudited condensed consolidated financial statements. The Company adjusts net income in the unaudited condensed consolidated statements of operations to exclude the proportionate share of results that is attributable to the noncontrolling interest. Additionally, the Company presents the proportionate share that is attributable to the noncontrolling interest as temporary equity within the unaudited condensed consolidated balance sheets. This temporary equity presentation is the result of the noncontrolling interest being subject to certain redemption rights that are not entirely within the Company's control. Due to these redemption rights, at each balance sheet date, the Company is required to adjust the carrying value of the derivatives to fair value and record any changes in fair value within earnings. The Company will adjust noncontrolling interest for the attribution of net income (loss) and preferred dividends of TopCo 2 to the noncontrolling interest holder.
Net loss attributable to MIP HPC Holdings, LLC was $0.1 million for the three months ended November 30, 2025. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's unaudited condensed consolidated statements of operations.
The noncontrolling interest as measured at fair value was $517.0 million at November 30, 2025. There was no noncontrolling interest at May 31, 2025. The change in noncontrolling interest consists of $513.9 million of contributions from noncontrolling interest, net of costs, $3.1 million of preferred stock dividends paid in-kind, and $0.1 million in current year net loss attributable to non-controlling interest.
14.    Leases
Lessor Accounting
On May 28, 2025, APLD ELN-02 LLC and APLD ELN-03 LLC, the Company's subsidiaries, each entered into a data center lease with CoreWeave, Inc. (together, the "CoreWeave Leases") to deliver up to an aggregate of 250 MW of infrastructure to host CoreWeave’s HPC operations at Polaris Forge 1. The first lease is for the full capacity of Building 2, our 100 MW data center, which was completed and became operational in November 2025. The second lease is for the full capacity of Building 3, a 150 MW data center that is also under construction and is expected to become operational during the calendar year 2026.
On August 28, 2025, APLD ELN-02 C LLC, a subsidiary of the Company, entered into a third data center lease with CoreWeave to deliver an additional 150MW at Polaris Forge 1, bringing the total capacity under contract at Polaris Forge 1 to 400 MW. The Company has guaranteed the obligations of APLD ELN-02 C LLC under the data center lease. The third lease is for the full capacity of Building 4, which is currently in the design phase and is expected to be service-ready in middle of calendar year 2027.
On October 20, 2025, APLD FAR-01 LLC and APLD FAR-02 LLC, the Company’s subsidiaries, entered into a data center lease with a U.S. based investment grade hyperscaler to deliver 200MW of critical IT load to support the hyperscaler’s AI and HPC infrastructure at Polaris Forge 2, which is currently under construction. The initial 200 MW are phased within two buildings expected to begin to come online during the calendar year 2026.
A summary of minimum lease payments due from these leases is shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless the Company is reasonably certain it will exercise the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below (in thousands):

Minimum Contracted Payments
FY26	$72,000
FY27	479,540
FY28	855,950
FY29	883,279
FY30	908,393
Thereafter	12,351,943
Total	$15,551,105
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
Components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Operating lease cost:
Operating lease expense	$174	$174	$348	$348
Short-term lease expense	108	51	806	85
Total operating lease cost	282	225	1,154	433
Finance lease expense:
Amortization of right-of-use assets(1)	5,570	2,091	6,528	3,570
Interest on lease liabilities	724	619	1,020	834
Total finance lease cost	6,294	2,710	7,548	4,404
Variable lease cost	(21)	62	(2)	118
Total net lease cost	$6,555	$2,997	$8,700	$4,955
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
The following table represents the Company’s future minimum lease payments as of November 30, 2025:

	Operating Leases	Finance Leases	Total
FY26	$383	$1,387	$1,770
FY27	365	14	379
FY28	27	1	28
FY29	—	—	—
FY30	—	—	—
Thereafter	—	—	—
Total lease payments	775	1,402	2,177
Less: imputed interest	(38)	(28)	(66)
Total lease liabilities	737	1,374	2,111
Less: Current portion of lease liability	(632)	(1,366)	(1,998)
Long-term portion of lease liability	$105	$8	$113
Supplemental cash flow and other information related to leases is as follows:

	Six Months Ended
	November 30, 2025	November 30, 2024
Weighted-average years remaining (in years):
Operating leases	0.8 years	1.4 years
Finance leases	0.3 years	4.8 years

Weighted-average discount rate:
Operating leases	9.4%	9.9%
Finance leases	9.1%	9.2%

15.    Commitments and Contingencies
Commitments
Energy Contracts
As of November 30, 2025, the Company had a minimum commitment of approximately $33.1 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility payable over, approximately, the next 1.2 years.
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
For the Three and Six Months Ended November 30, 2025
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
As of November 30, 2025, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
16.    Business Segments
The Company's business is made up of two operating segments: the Data Center Hosting Business and the HPC Hosting Business. These segments represent management's view of the business for which separate financial information is

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
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
The Company does not allocate interest expense, net, gain on change in fair value of derivative, gain on change in fair value of investment, loss on conversion of debt, loss on change in fair value of debt or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance. The "Other" includes corporate related items not allocated to reportable segments for purposes of making operating decisions or assessing financial performance.
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
The following tables present segment information, including revenue by segment and segment profit (loss) for the three months ended November 30, 2025 and November 30, 2024 (in thousands):

	Three Months Ended November 30, 2025		Six Months Ended November 30, 2025
	Data Center Hosting Business	HPC Hosting Business	Data Center Hosting Business	HPC Hosting Business
Revenue	$41,597	$84,992	$79,517	$111,288
Related party revenue	—	—	—	—
Total segment revenue	41,597	84,992	79,517	111,288
Costs and expenses
Cost of revenues	25,153	75,447	55,562	100,631
Selling, general and administrative (1)	485	12,141	1,450	14,036
Loss on abandonment of assets	—	—	512	1,239
Total costs and expenses	25,638	87,588	57,524	115,906
Segment profit (loss)	$15,959	$(2,596)	$21,993	$(4,618)
(1)Does not include selling, general and administrative expense that is not allocated to reportable segments, such as certain amounts of stock-based compensation, personnel expenses, and professional service expenses.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025

	Three Months Ended November 30, 2024		Six Months Ended November 30, 2024
	Data Center Hosting Business	HPC Hosting Business	Data Center Hosting Business	HPC Hosting Business
Revenue	$36,163	$—	$69,086	$—
Related party revenue	—	—	1,926	—
Total segment revenue	36,163	—	71,012	—
Costs and expenses
Cost of revenues	22,537	31	44,943	55
Selling, general and administrative (1)	795	5,813	1,567	8,740
Gain on classification of held for sale	192	—	(24,616)	—
Loss on abandonment of assets	90	—	718	—
Total costs and expenses	23,614	5,844	22,612	8,795
Segment profit (loss)	$12,549	$(5,844)	$48,400	$(8,795)
(1)Does not include selling, general and administrative expense that is not allocated to reportable segments, such as certain amounts of stock-based compensation, personnel expenses, and professional service expenses.
The following tables presents reconciliation to net (loss) income from continuing operations before income tax expense (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Segment profit
Data Center Hosting Business	$15,959	$12,549	$21,993	$48,400
HPC Hosting Business	(2,596)	(5,844)	(4,618)	(8,795)
Total segment profit	13,363	6,705	17,375	39,605
Other (2)	(44,320)	(19,510)	(70,624)	(27,116)
Operating (loss) income	(30,957)	(12,805)	(53,249)	12,489
Interest expense, net	11,484	2,929	15,431	5,888
Gain on change in fair value of derivative	(13,126)	—	(13,126)	—
Gain on change in fair value of investment	(2,767)	—	(2,767)	—
Loss on conversion of debt	—	25,410	—	33,612
Loss on change in fair value of debt	—	87,218	—	85,439
Net (loss) income from continuing operations before income tax expense	$(26,548)	$(128,362)	$(52,787)	$(112,450)
(2)Other includes corporate related items not allocated to reportable segments.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Depreciation and amortization:
Data Center Hosting Business	$3,347	$3,289	$6,739	$6,657
HPC Hosting Business	4,715	1,353	5,413	2,074
Other (2)	524	61	587	124
Total depreciation and amortization (3)	$8,586	$4,703	$12,739	$8,855
(2)Other includes corporate related items not allocated to reportable segments.
(3)Includes amortization of the finance lease right-of-use assets.

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	November 30, 2025	May 31, 2025
Data Center Hosting Business	$130,760	$141,764
HPC Hosting Business	4,430,786	1,363,341
Total segment assets	4,561,546	1,505,105
Cloud Services Business (Discontinued operations)	313,403	304,466
Other (2)	354,395	60,519
Total assets	$5,229,344	$1,870,090
(2)Other includes corporate related items not allocated to reportable segments.
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
For the Three and Six Months Ended November 30, 2025
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Net loss	$(14,450)	$(138,726)	$(31,376)	$(142,973)
Net loss attributable to noncontrolling interest	(3,061)	—	(3,061)	—
Preferred dividends	(1,571)	(629)	(3,146)	(673)
Net loss attributable to common stockholders	$(19,082)	$(139,355)	$(37,583)	$(143,646)

Net (loss) income attributable to common stockholders:
Continuing operations	$(31,195)	$(128,992)	$(59,017)	$(113,124)
Discontinued operations	12,113	(10,363)	21,434	(30,522)
Net loss	$(19,082)	$(139,355)	$(37,583)	$(143,646)

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.11)	$(0.61)	$(0.22)	$(0.63)
Discontinued operations	0.04	(0.05)	0.08	(0.17)
Basic and diluted net loss per share	$(0.07)	$(0.66)	$(0.14)	$(0.80)

Basic and diluted weighted average number of shares outstanding	277,423,733	209,560,339	266,599,490	179,119,398
As of November 30, 2025 and November 30, 2024, the Company had approximately 14.9 million and 7.6 million shares, respectively, of granted but unvested restricted stock awards, performance stock units, and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of November 30, 2025 and November 30, 2024, the Company had approximately 4.2 million and 7.5 million shares, respectively, associated with the Company’s preferred stock which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Additionally, the Company had approximately 28.1 million and 6.3 million warrants outstanding as of November 30, 2025 and November 30, 2024, respectively, which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive. Lastly, if the Company's Convertible Notes were converted into shares of the Company's common stock as of November 30, 2025, approximately 46.1 million shares were excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
18.    Subsequent Events
Additional Issuance under the A&R UPA
On December 9, 2025, the Subsidiary Issuer sold to the Purchaser an additional 337,500 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $337.5 million, bringing the total amount funded to date under the A&R UPA to $900.0 million.
DevCo Facility
On December 18, 2025 (the “Closing Date”), APLD DevCo LLC (the “Borrower”), a Delaware limited liability company and a subsidiary of the Company, entered into an ongoing credit arrangement with Macquarie Equipment Capital, Inc., a

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Delaware corporation (the “Lender”), for the purposes of funding the initial sourcing, planning, development and construction costs associated with a new data center project (the “DevCo Facility”) and other potential projects.
The DevCo Facility is evidenced by, among other documents, a promissory note (the “Promissory Note”) executed by the Borrower in favor of the Lender. The Promissory Note provides for a principal sum of (a) $45 million (the “First Draw”), which was drawn on the Closing Date, plus (b) $55 million (the “Second Draw,” and, together with the First Draw, each, a “Draw” and, collectively, the “Initial Loan”), to be funded upon the Borrower’s request at any time after the Closing Date subject to satisfaction of or waiver by the Lender of certain conditions precedent on or prior to the Second Draw, plus (c) the principal sum of any Additional Loans (as defined below, and, together with the Initial Loan, the “Loan”), if applicable, made by the Lender (at the mutual consent of the Borrower and the Lender).
In addition, the Promissory Note provides for, upon request of the Borrower occurring prior to the Maturity Date (as defined below), (a) rolling over of the outstanding principal balance of the Loan from time to time into one or more loans for one or more new projects (such rollovers, the “Rollover Loans”), or (b) increasing the size of the existing Loan by advancing new loans to the Borrower (such loans, the “Additional Loans”), in either case, for the purpose of financing development activities at new or existing data center projects at direct or indirect, wholly owned domestic subsidiaries of the Borrower, each of which shall become a guarantor with respect to such Additional Loans or Rollover Loans, as applicable, subject to the prior written approval of the Lender (in its sole discretion) and the satisfaction of the conditions specified by the Lender.
The First Draw is fully committed, but the Second Draw and any Additional Loans or Rollover Loans made by the Lender under the Promissory Note would be on an uncommitted, discretionary basis (with no specified maximum borrowing limit for any Additional Loans or Rollover Loans).
The Loan shall bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”).
The Loan matures on the earliest of (i) the date of acceleration of the Loan, (ii) July 18, 2026, if the Initial Lease Execution (as defined therein) has not occurred on or before April 18, 2026, or (iii) December 18, 2027 (the “Maturity Date”).
Proceeds from the Loan will be used, in part, to (i) pay transaction expenses, and (ii) fund the purchase, development and improvement of, and the purchase of equipment for, the Company’s latest new project under development.
In connection with the Loan, (i) the Borrower, APLD Intermediate HoldCo LLC (“Intermediate Holdings”), a Delaware limited liability company, as parent of the Borrower, and the Borrower’s subsidiaries have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of the Lender (the “Guarantee and Collateral Agreement”).
Cloud Services Business Update
On December 30, 2025, the Company announced it had entered into a non-binding term sheet for a proposed business combination of the Cloud Services Business, Applied Digital Cloud, with EKSO Bionics Holdings, Inc. (Nasdaq: EKSO) (“EKSO”), which, once closed, will go forward as ChronoScale Corporation, an accelerated compute platform purpose-built to support AI workloads (the “Proposed Transaction”).
Upon closing of the Proposed Transaction, the Company expects to initially own over 80% of the combined company, which will operate under the name ChronoScale. The Applied Digital Cloud and EKSO businesses would continue to operate upon consummation of the Proposed Transaction.
The Proposed Transaction is subject to execution of final binding documents, completion of customary due diligence, customary regulatory and shareholder approvals, and satisfaction of closing conditions.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended November 30, 2025
Mr. Cummins Award
On January 6, 2026 (the “Grant Date”), the Board of Directors (the “Board”) of the Company, based on the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), unanimously approved the grant of 4,500,000 performance stock units (“PSUs”) and 1,500,000 restricted stock units (the “RSUs”) to Wes Cummins, Chairman and Chief Executive Officer of the Company, under the Company’s 2024 Omnibus Equity Incentive Plan (as amended from time to time, the “Plan”). Each PSU and RSU represents a right to receive one share of the Company’s common stock upon vesting, subject to the terms and conditions described below. These awards are intended to be in lieu of any future equity awards to Mr. Cummins for the next five years (unless there are unexpected changes in the Company’s business or other unforeseen factors that the Board or the Compensation Committee determines would make it in the best interests of the Company and its stockholders to grant additional equity award(s) to Mr. Cummins), are structured to further align Mr. Cummins’ total compensation with the Company’s continued growth and would (in the case of the PSUs) require significant value creation for the Company’s stockholders before any value from the grant can be realized by Mr. Cummins.
The RSUs are subject to vesting as follows: 300,000 of the RSUs shall vest on the one-year anniversary of the Grant Date (the “Cliff Date”), and the remainder will vest in equal installments of 150,000 every six months after the Cliff Date, such that the RSUs will be fully vested on the five-year anniversary of the Grant Date.
The PSUs are eligible to vest based on the achievement of stock price hurdles, measured based on the Company’s average closing price per share over a 90 consecutive calendar day period (the “Average Closing Price”), as set forth in the table below. The PSUs will only be earned and vest if the Average Closing Price equals or exceeds the applicable stock price hurdle on a date that is on or before the five-year anniversary of the Grant Date, subject to Mr. Cummins’ continued full-time employment with the Company in a role approved by the Board on the applicable vesting date. Shares of common stock issued with respect to the PSUs may not be transferred for two years from the date of issuance, other than shares withheld in respect of tax withholding obligations, or shares transferred by Mr. Cummins for estate planning purposes.

Company Average Closing Price	PSUs Eligible to Vest
50	1,500,000
75	1,500,000
100	1,500,000

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
•volatility of cryptoasset prices; and
•uncertainties of cryptoasset regulation policy; and
•our ability to keep up with the use and continued pace of developments in AI and evolving data center requirements and regulatory frameworks for AI.
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
A comparison of our results of operations and cash flows for the three and six months ended November 30, 2024 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, filed with the SEC on October 9, 2025.
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
The Company consolidates a Variable Interest Entity (“VIE”) where it has been determined that the Company is the primary beneficiary of the entity's operation in accordance with ASC Topic 810, Consolidations. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its variable interest holders. The Company also evaluates its economic interests in the VIE.
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
Fair Value Measurements - Derivative Assets
In connection with the issuance of the redeemable noncontrolling interest, we evaluated the instrument for any features that must be bifurcated and separately accounted for as embedded derivatives. We determined that the Redemption features and Contingent Dividend Rate Increase feature met all the requirements to be separately accounted for as bifurcated derivatives. The bifurcated derivatives are remeasured to fair value each reporting period with changes in fair value recorded in earnings. We utilized third party valuation specialists to estimate the fair value of the derivative assets using a binomial lattice model. Inherent in a binomial lattice model are unobservable inputs and assumptions. The inputs for the valuation of the derivative assets included the volatility, credit spread, and term. As the noncontrolling interest has embedded features that require bifurcation, the fair value at issuance was allocated between the components. As such, the net proceeds were first allocated to the derivatives at their fair value. The remainder of the proceeds were then allocated to the warrants and noncontrolling interests based on their relative fair values.
Business Update
Data Center Hosting Business
Our Data Center Hosting Business provides energized infrastructure services to crypto mining customers. Our custom-designed data centers allow customers to rent space based on their power requirements.
As of November 30, 2025, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota continue to operate at full capacity.
We recognized $41.6 million and $79.5 million, in revenue from this business segment during the three and six months ended November 30, 2025, respectively.
HPC Hosting Business
Our HPC Hosting Business designs, constructs, and operates next-generation data centers, which are designed to provide massive computing power and support HPC applications within a cost-effective model.
We recently commenced operations at our first HPC data center at our Polaris Forge 1 campus with 100MW of capacity. We continue building our second HPC data center at Polaris Forge 1 to provide an additional 150MW of capacity. These facilities are being designed and purpose-built to host high-density graphics processing unit architecture or other HPC applications, such as artificial intelligence, natural language processing, machine learning, and additional HPC developments. Our third HPC focused data center facility at Polaris Forge 1, which is expected to provide an additional 150MW of capacity, is currently under construction, with an anticipated ready for service date in 2027.
On May 28, 2025, APLD ELN-02 LLC and APLD ELN-03 LLC, our subsidiaries, each entered into a data center lease (together, the “Data Center Leases”) with CoreWeave, Inc. (“CoreWeave”) to deliver an aggregate of 250 MW of infrastructure to host CoreWeave’s HPC operations at Polaris Forge 1. The first lease is for the full capacity of our 100 MW data center that was completed and became operational in October 2025, and the second lease is for the full capacity of our 150 MW data center that is also under construction. We have guaranteed the obligations of APLD ELN-02 LLC and APLD ELN-03 LLC under the respective Data Center Lease to which such subsidiary is a party.

On August 28, 2025, APLD ELN-02 C LLC, our subsidiary, entered into a third data center lease, the (“Building 4 Lease”) with CoreWeave to deliver an additional 150 MW at Polaris Forge 1, bringing the total capacity under contract at Polaris Forge 1 to 400 MW. We have guaranteed the obligations of APLD ELN-02 C LLC under the Building 4 Lease.
On August 18, 2025, we also announced that we would be breaking ground on our Polaris Forge 2 campus with an initial 200 MW data center near Harwood, North Dakota. The project has begun and we currently anticipate reaching initial capacity in 2026 and reaching full capacity in early 2027. On October 22, 2025, we announced that we entered into an approximately 15-year lease agreement with a U.S. based investment grade hyperscaler for 200 MW of critical IT load at our Polaris Forge 2 campus.
We recognized $85.0 million and $111.3 million, in revenue from this business segment during the three and six months ended November 30, 2025, respectively.
Discontinued Operations
The Cloud Services Business provides high-performance computing power for AI and machine learning applications. Near the end of the fiscal third quarter 2024, this business began generating revenue. In the fourth quarter of fiscal year 2025, we determined that the Cloud Services Business met the criteria to be classified as “held for sale,” and as the sale represents a strategic shift for the Company, discontinued operations. As such, for the three and six months ended November 30, 2025, we have reported the Cloud Services Business as held for sale on the unaudited condensed consolidated balance sheets and discontinued operations on the unaudited condensed consolidated statement of operations. The comparative periods have been updated to present the Cloud Services Business as held for sale and discontinued operations as of June 1, 2024.
We recognized $18.4 million and $35.1 million in revenue from this business segment during three and six months ended November 30, 2025, respectively, and $27.7 million and $53.6 million during the three and six months ended November 30, 2024, respectively, within discontinued operations. The Cloud Services Business operates in three states: Colorado, Minnesota and Utah, by renting space at third party co-location centers and providing customers with Company-owned equipment.
On December 30, 2025, we announced we had entered into a non-binding term sheet for a proposed business combination of the Cloud Services Business, Applied Digital Cloud, with EKSO Bionics Holdings, Inc. (Nasdaq: EKSO) (“EKSO”), which, once closed, will go forward as ChronoScale Corporation, an accelerated compute platform purpose-built to support AI workloads (the “Proposed Transaction”).
Upon closing of the Proposed Transaction, we expect to initially own over 80% of the combined company, which will operate under the name ChronoScale. The Applied Digital Cloud and EKSO businesses would continue to operate upon consummation of the Proposed Transaction.
Management Update
On August 1, 2025, we entered into an employment agreement with Jason Zhang, one of the Company’s founders and former directors, to serve in the role of Chief Strategy Officer of the Company.
Organizational Update
In part to facilitate the Notes Offering (as defined below), we completed a targeted reorganization of the entities and assets related to the Polaris Forge 1 campus. This reorganization included a series of steps such as renaming certain existing entities and forming new direct and indirect wholly owned subsidiaries of APLD HPC Holdings LLC and APLD HPC Holdings 2 LLC, including APLD ComputeCo LLC, the issuer of the Notes (“APLD ComputeCo LLC”), and additional internal transactions, including equity distributions and contributions and asset transfers, resulting in APLD ELN-02 LLC, APLD ELN-03 LLC, ELN-02 and ELN-03 being owned by APLD ComputeCo. APLD ComputeCo is wholly owned by a joint venture entity, APLD HPC TopCo 2, in which we own 92.5% of fully diluted common equity, and an affiliate of funds and investment vehicles managed by entities within MAM owns 7.5% of fully diluted common equity, as well as preferred equity.

Debt and Equity Offerings and Changes to Equity
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
On October 7, 2025, the Company entered into the third amendment (the “Third Amendment”) to the PEPA, dated April 30, 2025, by and between the Company and the investors signatory thereto, as amended by the First Amendment and the Second Amendment, in order to increase its access to capital to fund the continued construction and development of its Polaris Forge I data center in Ellendale, North Dakota. The Third Amendment amends the PEPA to, among other things, increase the aggregate commitment amount of the shares of the Series G Preferred Stock from 450.0 million to 590.0 million.
On October 21, 2025, Applied Digital entered into the fourth amendment (the “Fourth Amendment”) to the PEPA in order to increase its access to capital to fund the continued construction and development of its Polaris Forge 1 and Polaris Forge 2 data centers in Ellendale and Harwood, North Dakota, as well as general working capital purposes and for transaction expenses.
The Fourth Amendment amended the PEPA to, among other things: (i) increase the aggregate commitment amount of the shares of Series G Preferred Stock, from $590.0 million to $1.6 billion; (ii) subject to waiver by a majority-in-interest of the investors, (a) set the maximum put issuance amount to $75.0 million per issuance, (b) set the limit to one put issuance per seven (7) business day period, and (c) set the maximum aggregate stated value of Series G Preferred Stock outstanding at any one time to $75.0 million; (iii) increase the original discount from 2% to 3%; (iv) eliminate the placement agent fee; and (v) eliminate the prohibition on Variable Rate Transactions (as defined in the PEPA). On October 21, 2025, in connection with the entry into the Fourth Amendment, the Applied Digital filed an amendment (the “Fifth Certificate of

Designations Amendment”) to the Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended on each of August 14, 2025, September 11, 2025, September 25, 2025 and October 14, 2025 (as amended, the “Certificate of Designations”). The Fifth Certificate of Designations Amendment amended the Certificate of Designations to, among other things, (i) increase the authorized shares of Series G Preferred Stock from 204,000 shares to 1,030,000 shares, and (ii) increase the limit below which the Floor Price (as defined in Section 1.5(c)(ii) of the Certificate of Designations) may not be reduced from $4.33 to $4.48. In addition, under the Fifth Certificate of Designations Amendment, the Applied Digital’s Board of Directors may increase or decrease the applicable Floor Price with respect to any put, at its sole discretion.
As Series G Preferred Stock may be reissued, during the three and six months ended November 30, 2025, the Company issued and sold 424,050 and 604,050 shares of Series G Preferred Stock, respectively, for gross proceeds of $415.0 million and $590.0 million, respectively. During the three and six months ended November 30, 2025, 380,800 and 638,800 shares of Series G Preferred Stock, respectively, were converted into 15.4 million and 43.6 million shares of the Company’s common stock, respectively. As of November 30, 2025, 43,250 shares of Series G Preferred Stock were issued and outstanding.
CoreWeave Warrants
On August 28, 2025, in connection with the entry into the Building 4 Lease, the Company issued to CoreWeave a warrant (the “Building 4 Warrant”) to acquire up to 8,393,611 shares of the Company’s common stock at an exercise price of $10.75 per share, subject to adjustment in accordance with the terms and conditions set forth in the Building 4 Warrant. The Building 4 Warrant is on the same Form of Warrant as the initial warrant issued to CoreWeave on May 28, 2025, in connection with the data center leases entered into for Building 2 and Building 3 on May 28, 2025. In addition, we agreed to file a resale registration statement with the SEC to register the resale of the shares of common stock issuable upon exercise of the Building 4 Warrant pursuant to the Registration Rights Agreement, dated May 28, 2025, between us and CoreWeave (“CoreWeave Registration Rights Agreement”). On October 31, 2025, CoreWeave assigned the Building 4 Warrant and its rights under the CoreWeave Registration Rights Agreement to Jane Street Global Trading, LLC.
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
In connection with the Loan, (i) APLD FAR-01 LLC, APLD FAR Holdings LLC (“Intermediate Holdings”), a Delaware limited liability company, as parent of the APLD FAR-01 LLC, and APLD FAR-02 LLC (“FAR-02”), a Delaware limited liability company, as a subsidiary of Intermediate Holdings, have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of the Lender (the “Guarantee and Collateral Agreement”).
On November 28, 2025, the Company repaid the Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and rate of return.
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
In addition, pursuant to the A&R UPA, on October 6, 2025, the Company issued to the designated affiliates of the Purchaser, warrants to purchase an aggregate of 2.4 million shares of the Company’s common stock. The warrants will become exercisable upon the Purchaser funding the full $450 million in Polaris Forge 1. Also on October 6, 2025, the Company entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed to file with the SEC a registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants within 60 days of the execution of the registration rights agreement. On November 25, 2025, the Subsidiary Issuer sold to the Purchaser 450,000 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $450.0 million.
Retirement of Treasury Stock
On October 7, 2025, the Board of Directors approve and authorized 9,291,199 shares of the Company’s capital stock that was currently held in treasury stock to be retired and returned to the authorized but unissued capital stock.
STB Warrant
During the quarter ended November 30, 2025, 800,000 of the STB Warrants were exercised for $6.3 million.
Settlement of Prepaid Forward Transaction
On November 3, 2025, the Company’s Prepaid Forward Transaction associated with the Convertible Notes matured and the Company received 7,165,300 shares of common stock which are now held in treasury stock as of November 30, 2025.

Increase In Authorized Shares
On November 5, 2025, at the Annual Stockholders’ Meeting, the Company’s stockholders approved an amendment to the Second Amended and Restated Articles of Incorporation, increasing the number of shares of common stock authorized for issuance thereunder to 600,000,000 shares, which became effective upon filing on November 6, 2025.
Increase in 2024 Plan Authorized Shares
On November 5, 2025, at the Annual Stockholders’ Meeting, the Company’s stockholders approved an amendment to the Applied Digital Corporation 2024 Omnibus Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 15,000,000 shares.
Revolving Credit Facility
On November 10, 2025, we entered into a loan and security agreement with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million. Amounts borrowed and repaid are available for future borrowing. Interest accrues on the outstanding balance at a rate of SOFR plus 2.75% per annum. The loan is secured by all of the Company’s (but none of its subsidiaries’) assets. As of November 30, 2025, there have been no draws on the facility.
Senior Secured Notes
On November 20, 2025, our subsidiary APLD ComputeCo, closed a $2.35 billion offering (the “Notes Offering”) of 9.250% senior secured notes due 2030 (the “Notes”) at an issue price of 97.000%. The Notes were issued and sold in a private offering to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The Notes are senior secured obligations of APLD ComputeCo and bear interest at a rate of 9.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026. The principal amount of the notes will amortize on a semi-annual basis on June 15 and December 15 of each year, beginning on December 15, 2027, in amounts set forth in the Indenture. The Notes will mature on December 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. The Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo. Other than a customary completion guarantee, the Company is not providing credit support for the Notes Offering.
SMBC Loan Extinguishment
Concurrently with the closing of the Notes Offering, we repaid in full the aggregate principal balance plus accrued interest under the Credit and Guaranty Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors thereunder (as defined therein), the lenders party thereto and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent.
Recent Developments
Additional Issuance under the A&R UPA
As described above, on October 3, 2025, the Company, TopCo 1, APLD HPC TopCo 2 LLC, an indirect wholly-owned subsidiary of the Company (the “Subsidiary Issuer”), and MIP HPC Holdings, LLC (formerly, MIP VI HPC Holdings, LLC) (the “Purchaser”) entered into an Amended and Restated Unit Purchase Agreement (the “A&R UPA”). On December 9, 2025, the Subsidiary Issuer sold to the Purchaser an additional 337,500 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $337.5 million, bringing the total amount funded to date under the A&R UPA to $900.0 million.
DevCo Facility
On December 18, 2025 (the “Closing Date”), APLD DevCo LLC (the “Borrower”), our subsidiary, entered into an ongoing credit arrangement with Macquarie Equipment Capital, Inc., a Delaware corporation (the “Lender”), for the purposes of funding the initial sourcing, planning, development and construction costs associated with a new data center project (the “DevCo Facility”) and other potential projects.
The DevCo Facility is evidenced by, among other documents, a promissory note (the “Promissory Note”) executed by the Borrower in favor of the Lender. The Promissory Note provides for a principal sum of (a) $45 million (the “First Draw”), which was drawn on the Closing Date, plus (b) $55 million (the “Second Draw,” and, together with the First Draw, each, a “Draw” and, collectively, the “Initial Loan”), to be funded upon the Borrower’s request at any time after the Closing Date subject to satisfaction of or waiver by the Lender of certain conditions precedent on or prior to the Second Draw, plus (c) the principal sum of any Additional Loans (as defined below, and, together with the Initial Loan, the “Loan”), if applicable, made by the Lender (at the mutual consent of the Borrower and the Lender).
In addition, the Promissory Note provides for, upon request of the Borrower occurring prior to the Maturity Date (as defined below), (a) rolling over of the outstanding principal balance of the Loan from time to time into one or more loans for one or more new projects (such rollovers, the “Rollover Loans”), or (b) increasing the size of the existing Loan by advancing new loans to the Borrower (such loans, the “Additional Loans”), in either case, for the purpose of financing development activities at new or existing data center projects at direct or indirect, wholly owned domestic subsidiaries of the Borrower, each of which shall become a guarantor with respect to such Additional Loans or Rollover Loans, as applicable, subject to the prior written approval of the Lender (in its sole discretion) and the satisfaction of the conditions specified by the Lender
The First Draw is fully committed, but the Second Draw and any Additional Loans or Rollover Loans made by the Lender under the Promissory Note would be on an uncommitted, discretionary basis (with no specified maximum borrowing limit for any Additional Loans or Rollover Loans).
The Loan shall bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”).
The Loan matures on the earliest of (i) the date of acceleration of the Loan, (ii) July 18, 2026, if the Initial Lease Execution (as defined therein) has not occurred on or before April 18, 2026, or (iii) December 18, 2027 (the “Maturity Date”).
Proceeds from the Loan will be used, in part, to (i) pay transaction expenses, and (ii) fund the purchase, development and improvement of, and the purchase of equipment for, our latest new project under development.
In connection with the Loan, (i) the Borrower, APLD Intermediate HoldCo LLC (“Intermediate Holdings”), a Delaware limited liability company, as parent of the Borrower, and the Borrower’s subsidiaries have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of the Lender (the “Guarantee and Collateral Agreement”).
Mr. Cummins Award
On January 6, 2026 (the “Grant Date”), our Board of Directors (the “Board”), based on the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), unanimously approved the grant of 4,500,000 performance stock units (“PSUs”) and 1,500,000 restricted stock units (the “RSUs”) to Wes Cummins, Chairman and Chief Executive Officer of the Company, under the Company’s 2024 Omnibus Equity Incentive Plan (as amended from time to time, the “Plan”). Each PSU and RSU represents a right to receive one share of the Company’s common stock upon vesting, subject to the terms and conditions described below. RSUs are subject to time based vesting conditions as further described in “Note 18 – Subsequent Events” of our unaudited condensed consolidated financial statements, and the PSUs are eligible to vest based on achievement of certain stock price hurdles, measured based on the average closing price per share of our common stock over a 90 consecutive day period, as further described in “Note 18 – Subsequent Events.”

Results of Operations
Comparative Results for the Three and Six Months Ended November 30, 2025 and November 30, 2024:
The following table sets forth key components of the results of operations (in thousands) during the three and six months ended November 30, 2025 and November 30, 2024.

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Revenue:
Revenue	$126,589	$36,163	$190,805	$69,086
Related party revenue	—	—	—	1,926
Total revenue	126,589	36,163	190,805	71,012
Costs and expenses:
Cost of revenues	100,553	22,661	156,158	45,404
Selling, general and administrative (1)	56,993	25,974	86,145	36,966
Loss (gain) on classification as held for sale (2)	—	192	—	(24,616)
Loss on abandonment of assets	—	141	1,751	769
Total costs and expenses	157,546	48,968	244,054	58,523
Operating (loss) income	(30,957)	(12,805)	(53,249)	12,489
Interest expense, net	11,484	2,929	15,431	5,888
Gain on change in fair value of derivative	(13,126)	—	(13,126)	—
Gain on change in fair value of investment	(2,767)	—	(2,767)	—
Loss on conversion of debt	—	25,410	—	33,612
Loss on change in fair value of debt	—	87,218	—	85,439
Net loss from continuing operations before income tax expense	(26,548)	(128,362)	(52,787)	(112,450)
Income tax expense	15	1	23	1
Net loss from continuing operations	(26,563)	(128,363)	(52,810)	(112,451)
Net (loss) income from discontinued operations	12,113	(10,363)	21,434	(30,522)
Net loss	(14,450)	(138,726)	(31,376)	(142,973)
Net loss attributable to noncontrolling interest	(3,061)	—	(3,061)	—
Preferred dividends	(1,571)	(629)	(3,146)	(673)
Net loss attributable to common stockholders	$(19,082)	$(139,355)	$(37,583)	$(143,646)

Net (loss) income attributable to common stockholders
Continuing operations	$(31,195)	$(128,992)	$(59,017)	$(113,124)
Discontinued operations	12,113	(10,363)	21,434	(30,522)
Net loss	$(19,082)	$(139,355)	$(37,583)	$(143,646)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.11)	$(0.61)	$(0.22)	$(0.63)
Discontinued operations	0.04	(0.05)	0.08	(0.17)
Basic and diluted net loss per share	$(0.07)	$(0.66)	$(0.14)	$(0.80)

Basic and diluted weighted average number of shares outstanding	277,423,733	209,560,339	266,599,490	179,119,398

Adjusted Amounts (3)
Adjusted operating income	$11,614	$1,415	$7,999	$3,579
Adjusted operating margin	9%	4%	4%	5%
Adjusted net income (loss) from continuing operations	$115	$(1,515)	$(7,455)	$(2,310)
Adjusted net income (loss) from continuing operations per diluted share	$—	$(0.01)	$(0.03)	$(0.01)
Other Financial Data (3)
EBITDA	$(6,478)	$(120,721)	$(24,617)	$(97,707)
as a percentage of revenues	(5)%	(334)%	(13)%	(138)%
Adjusted EBITDA	$20,200	$6,127	$20,738	$12,389
as a percentage of revenues	16%	17%	11%	17%
(1)Includes related party selling, general and administrative expense of $0.1 million for each of the three months ended November 30, 2025 and November 30, 2024, and for each of the six months ended November 30, 2025 and November 30, 2024, respectively. See Note 6 - Related Party Transactions for further discussion of related party transactions.
(2)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the six months ended November 30, 2024.
(3)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management’s Discussion and Analysis.
Commentary on Results of Operations Comparative Results for the Three Months Ended November 30, 2025 compared to the Three Months Ended November 30, 2024
Revenue
Revenue increased $90.4 million, or 250%, from $36.2 million for the three months ended November 30, 2024 to $126.6 million for the three months ended November 30, 2025. Approximately $85.0 million of the increase was due to revenue generated related to our HPC Hosting Business, with approximately $73.0 million related to tenant fit-out services and $12.0 million related to rental revenues as ELN-02 at Polaris Forge 1 fully energized during the current quarter. The remaining $5.4 million increase in revenue is related to the Data Center Hosting Business and is due to performance improvements compared to the three months ended November 30, 2024.
Cost of revenues
Cost of revenues increased $77.9 million, or 344%, from $22.7 million for the three months ended November 30, 2024 to $100.6 million for the three months ended November 30, 2025. The increase was primarily driven by an increase of $69.5 million in expenses associated with tenant fit-out services for our HPC Hosting Business, an increase of $3.2 million in energy costs associated with our Data Center Hosting Business, and an increase of $5.2 million in other expenses directly attributable to generating revenue.
Selling, general and administrative expense
Selling, general and administrative expense increased $31.0 million, or 119%, from $26.0 million for the three months ended November 30, 2024 to $57.0 million for the three months ended November 30, 2025. The change in selling, general and administrative expense is categorized as follows:
•approximately $23.8 million increase in stock based compensation primarily due to an increase in shares awarded related to the increase in headcount during the three months ended November 30, 2025 compared to the three months ended November 30, 2024;
•approximately $4.7 million increase in professional service expense primarily related to legal services provided on discrete transactions and projects, as well as general support of the business; and
•approximately $2.5 million increase in personnel expenses for employee costs and other costs attributable to supporting the growth of the business.

Interest expense, net
Interest expense, net increased $8.6 million, or 292%, from $2.9 million for the three months ended November 30, 2024, to $11.5 million for the three months ended November 30, 2025. The increase was primarily driven by a $10.8 million increase in loan interest due to loan activity during the three months ended November 30, 2025. These increases were partially offset by a $2.3 million increase in interest income due to an increase in funds held in money market accounts.
Gain on change in fair value of derivative
Gain on change in fair value of derivative was $13.1 million for the three months ended November 30, 2025, due to the change in fair value of our Babcock & Wilcox Enterprises, Inc. (“B&W”) common stock warrant. There was no such gain recorded in the prior year comparative period.
Gain on change in fair value of investment
Gain on change in fair value of investment was $2.8 million for the three months ended November 30, 2025, due to the change in fair value of our investment in B&W common stock. There was no such gain recorded in the prior year comparative period.
Net (loss) income from discontinued operations
Net loss (income) from discontinued operations decreased $22.5 million, or 217%, from a net loss of $10.4 million for the three months ended November 30, 2024 to a net income of $12.1 million for the three months ended November 30, 2025 and represents the income statement activity related to the Cloud Services Business. The increase in net income from the Cloud Services Business was the result of an increase of $20.6 million in operating income for the comparative periods and a decrease in interest expense of $1.9 million for the comparative periods.
Commentary on Results of Operations Comparative Results for the Six Months Ended November 30, 2025 compared to the Six Months Ended November 30, 2024
Revenue
Revenue increased $121.7 million, or 176%, from $69.1 million for the six months ended November 30, 2024 to $190.8 million for the six months ended November 30, 2025. Approximately $111.3 million of the increase was due to revenue generated related to our HPC Hosting Business, with approximately $99.3 million related to tenant fit-out services and $12.0 million related to rental revenues as ELN-02 at Polaris Forge 1 fully energized during the six months ended November 30, 2025. The remaining $8.5 million increase in revenue is related to the Data Center Hosting Business and is due to performance improvements compared to the six months ended November 30, 2024.
Cost of revenues
Cost of revenues increased by $110.8 million, or 244%, from $45.4 million for the six months ended November 30, 2024 to $156.2 million for the six months ended November 30, 2025. The increase was primarily driven by the growth in the business as more facilities were energized and more services were provided to customers compared to the six months ended November 30, 2024, which resulted in an increase of $94.5 million in expenses associated with tenant fit-out services for our HPC Hosting Business, an increase of $10.4 million in energy costs associated with our Data Center Hosting Business, and an increase of $5.8 million in other expenses directly attributable to generating revenue.
Selling, general and administrative expense
Selling, general and administrative expense increased by $49.2 million, or 133%, from $37.0 million for the six months ended November 30, 2024 to $86.1 million for the six months ended November 30, 2025. The increase was primarily due to the overall growth in the business. The change in selling, general and administrative expense is categorized as follows:
•approximately $40.4 million increase in stock based compensation primarily due to an increase in shares awarded related to the increase in headcount during the six months ended November 30, 2025 compared to the six months ended November 30, 2024 as well as the lack of PSU cancellations during the six months ended November 30, 2025 compared to the six months ended November 30, 2024;
•approximately $2.8 million increase in personnel expenses, related to an increase in salaries, wages and bonuses associated with the increase in headcount period over period; and
•approximately $6.0 million increase in other selling, general, and administrative expense such as professional service expenses, travel, computer and software expenses.

Loss on abandonment of assets
Loss on abandonment of assets increased by $1.0 million, or 128%, from $0.8 million for the six months ended November 30, 2024 to $1.8 million for the six months ended November 30, 2025, driven by the write down of assets to their fair value upon disposal.
Interest expense, net
Interest expense, net increased $9.5 million, or 162%, from $5.9 million for the six months ended November 30, 2024 to $15.4 million for the six months ended November 30, 2025. The increase was primarily driven by a $12.3 million increase in loan interest due to loan activity in the six months ended November 30, 2025. These increases were partially offset by a $2.8 million increase in interest income due to an increase in funds held in money market accounts.
Gain on change in fair value of derivative
Gain on change in fair value of derivative was $13.1 million for the six months ended November 30, 2025, due to the change in fair value of our Babcock & Wilcox Enterprises, Inc. (“B&W”) common stock warrant. There was no such gain recorded in the prior year comparative period.
Gain on change in fair value of investment
Gain on change in fair value of investment was $2.8 million for the six months ended November 30, 2025, due to the change in fair value of our investment in B&W common stock. There was no such gain recorded in the prior year comparative period.
Net (loss) income from discontinued operations
Net (loss) income from discontinued operations decreased $52.0 million, or 170%, from a net loss of $30.5 million for the six months ended November 30, 2024 to a net income of $21.4 million for the six months ended November 30, 2025 and represents the income statement activity related to the Cloud Services Business. The increase in net income from the Cloud Services Business was the result of an increase of $48.9 million in operating income for the comparative periods as well as a decrease in interest expense of $3.1 million for the comparative periods.
Comparative Segment Data for the Three and Six Months Ended November 30, 2025 and November 30, 2024:
The following table sets forth our operating profit (loss) for each of our segments for the three and six months ended November 30, 2025 and November 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Segment profit (loss)
Data Center Hosting Business	$15,959	$12,549	$21,993	$48,400
HPC Hosting Business	(2,596)	(5,844)	(4,618)	(8,795)
Total segment (loss) profit	$13,363	$6,705	$17,375	$39,605
Commentary on Segment Data Comparative Results for the Three Months Ended November 30, 2025 compared to the Three Months Ended November 30, 2024
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $3.4 million, or 27%, from a profit of $12.5 million for the three months ended November 30, 2024 to a profit of $16.0 million for the three months ended November 30, 2025. This increase was primarily due to site performance improvements for the three months ended November 30, 2025 compared to the three months ended November 30, 2024. Additionally, for the three months ended November 30, 2025, there was a decrease of $0.3 million in selling, general and administrative expenses when compared to the to the three months ended November 30, 2024 and no loss on classification of held for sale and no loss on abandonment of assets for the three months ended November 30, 2025.

HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss decreased $3.2 million, or 56%, from a loss of $5.8 million for the three months ended November 30, 2024 to a loss of $2.6 million for the three months ended November 30, 2025. The change is primarily due to revenue generated related to tenant fit-out services, net of expenses, as well as rental revenues from ELN-02 at Polaris Forge 1 as it fully energized during the three months ended November 30, 2025.
Commentary on Segment Data Comparative Results for the Six Months Ended November 30, 2025 compared to the Six Months Ended November 30, 2024
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit decreased $26.4 million, or 55%, from a profit of $48.4 million for the six months ended November 30, 2024 to a profit of $22.0 million for the six months ended November 30, 2025. This decrease in operating profit is primarily due to the recognition of a $25.0 million gain on classification of held for sale due to the release of escrowed funds related to the sale of the Garden City facility during the six months ended November 30, 2024 as there was no such gain recorded during the six months ended November 30, 2025. Also contributing to the decrease in operating profit was a larger increase in cost of revenues compared to revenue.
HPC Hosting Business
Operating Loss
HPC Hosting Business operating loss decreased $4.2 million, or 47%, from a loss of $8.8 million for the six months ended November 30, 2024 to a loss of $4.6 million for the six months ended November 30, 2025. The change is primarily due to revenue generated related to tenant fit-out services, net of expenses, as well as rental revenues from ELN-02 at Polaris Forge 1 as it fully energized during the six months ended November 30, 2025.
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
Adjusted Operating Income, Adjusted Net Income (Loss) from Continuing Operations, and Adjusted Net Income (Loss) from Continuing Operations per Diluted Share
“Adjusted Operating Income” and “Adjusted net income (loss) from continuing operations” are non-GAAP financial measures that represent operating (loss) income and net loss from continuing operations, respectively. Adjusted Operating Income is Operating (loss) income excluding stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, loss on abandonment of assets, loss (gain) on classification of held for sale, accelerated depreciation and amortization, restructuring expenses and other non-recurring expenses that Management believes are not representative of the Company’s expected ongoing costs. Adjusted net income (loss) from continuing operations is Adjusted Operating Income further adjusted for gain on change in fair value of derivative, gain on change in fair value of investment, loss on conversion of debt and loss on change in fair value of debt. We define “Adjusted net income (loss) from continuing operations per diluted share” as Adjusted net income (loss) from continuing operations divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, loss (gain) on classification of held for sale, gain on change in fair value of derivative, gain on change in fair value of investment, loss on abandonment of assets, loss on conversion of debt, loss on change in fair value of debt, restructuring expenses and other non-recurring expenses that Management believes are not representative of our expected ongoing costs.

Reconciliation of GAAP to Non-GAAP Measures

	Three Months Ended		Six Months Ended
$ in thousands	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Adjusted operating income
Operating (loss) income (GAAP)	$(30,957)	$(12,805)	$(53,249)	$12,489
Stock-based compensation	28,051	4,283	42,497	1,900
Non-recurring repair expenses (1)	—	139	173	170
Diligence, acquisition, disposition and integration expenses (2)	13,562	8,493	14,759	11,368
Litigation expenses (3)	361	759	551	1,167
Loss on abandonment of assets	—	141	1,751	769
Loss (gain) on classification of held for sale	—	192	—	(24,616)
Accelerated depreciation and amortization (4)	—	—	—	45
Loss on legal settlement	—	—	—	—
Restructuring expenses (5)	304	—	735	—
Other non-recurring expenses (6)	293	213	782	287
Adjusted operating income (Non-GAAP)	$11,614	$1,415	$7,999	$3,579
Adjusted operating margin	9%	4%	4%	5%

Adjusted net income (loss) from continuing operations
Net loss from continuing operations (GAAP)	$(26,563)	$(128,363)	$(52,810)	$(112,451)
Stock-based compensation	28,051	4,283	42,497	1,900
Non-recurring repair expenses (1)	—	139	173	170
Diligence, acquisition, disposition and integration expenses (2)	13,562	8,493	14,759	11,368
Litigation expenses (3)	361	759	551	1,167
Loss on abandonment of assets	—	141	1,751	769
Loss (gain) on classification of held for sale	—	192	—	(24,616)
Accelerated depreciation and amortization (4)	—	—	—	45
Gain on change in fair value of derivative	(13,126)	—	(13,126)	—
Gain on change in fair value of investment	(2,767)	—	(2,767)	—
Loss on conversion of debt	—	25,410	—	33,612
Loss on change in fair value of debt	—	87,218	—	85,439
Restructuring expenses (5)	304	—	735	—
Other non-recurring expenses (6)	293	213	782	287
Adjusted net income (loss) from continuing operations (Non-GAAP)	$115	$(1,515)	$(7,455)	$(2,310)
Adjusted net income (loss) from continuing operations per diluted share (Non-GAAP)	$—	$(0.01)	$(0.03)	$(0.01)

EBITDA and Adjusted EBITDA
Net loss from continuing operations (GAAP)	$(26,563)	$(128,363)	$(52,810)	$(112,451)
Interest expense, net	11,484	2,929	15,431	5,888
Income tax expense	15	1	23	1
Depreciation and amortization (4)	8,586	4,712	12,739	8,855
EBITDA (Non-GAAP)	$(6,478)	$(120,721)	$(24,617)	$(97,707)
Stock-based compensation	28,051	4,283	42,497	1,900
Non-recurring repair expenses (1)	—	139	173	170

Diligence, acquisition, disposition and integration expenses (2)	13,562	8,493	14,759		11,368
Litigation expenses (3)	361	759	551		1,167
Loss (gain) on classification of held for sale	—	192	—		(24,616)
Gain on change in fair value of derivative	(13,126)	—	(13,126)		—
Gain on change in fair value of investment	(2,767)	—	(2,767)		—
Loss on abandonment of assets	—	141	1,751		769
Loss on conversion of debt	—	25,410	—	—	33,612
Loss on change in fair value of debt	—	87,218	—		85,439
Restructuring expenses (5)	304	—	735		—
Other non-recurring expenses (6)	293	213	782		287
Adjusted EBITDA (Non-GAAP)	$20,200	$6,127	$20,738		$12,389
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
Sources of Liquidity
As of November 30, 2025, we had unrestricted cash and cash equivalents of $1.9 billion and restricted cash of $382.3 million. Historically, we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuances of common stock, preferred stock, convertible promissory notes, senior unsecured convertible notes, debt facilities and the receipt of contractual deposits and revenue payments from customers.
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
Series G Convertible Preferred Stock
During the three and six months ended November 30, 2025, the Company issued and sold 424,050 and 604,050 shares of Series G Preferred Stock, respectively, for gross proceeds of $415.0 million and $590.0 million, respectively. During the three and six months ended November 30, 2025, 380,800 and 638,800 shares of Series G Preferred Stock, respectively, were converted into 15.4 million and 43.6 million shares of the Company’s common stock, respectively. As of November 30, 2025, 43,250 shares of Series G Preferred Stock were issued and outstanding.

During the six months ended November 30, 2025, we received $80.2 million in payments for future data center hosting.
Promissory Note
On September 9, 2025, APLD FAR-01 LLC, our subsidiary, entered into a promissory note with Macquarie Equipment Capital, Inc., a Delaware corporation. The Promissory Note provides for a principal sum of (a) $50 million, which was drawn on the Closing Date, plus (b) subject to the mutual consent of us and the Lender, additional loans in an aggregate principal amount not to exceed $25 million. On November 28, 2025, the Company repaid the Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and rate of return.
Amended and Restated Unit Purchase Agreement
On October 6, 2025, as described above, the Subsidiary Issuer sold to the Purchaser 112,500 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $112.5 million. On November 25, 2025, the Subsidiary Issuer sold to the Purchaser 450,000 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $450.0 million.
Revolving Credit Facility
On November 10, 2025, we entered into a loan and security agreement with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million. As of November 30, 2025, there have been no draws on the facility.
Senior Secured Notes
On November 20, 2025, our subsidiary APLD ComputeCo LLC closed a $2.35 billion offering of 9.250% Senior Secured Notes due 2030 at an issue price of 97.000%. The net proceeds from the Senior Secured Notes after issuance costs and repayment of the SMBC loan were approximately $1.9 billion.
Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of November 30, 2025 (in thousands):

	Payments Due by Period
	Total	Remainder of FY 2026	FY 2027	FY 2028	FY 2029	FY 2030	Thereafter
Debt obligations(1)	2,859,061	6,226	13,184	100,771	187,329	184,158	2,367,393
Interest on debt obligations(2)	1,092,939	7,773	232,428	253,327	221,763	204,856	172,792
Operating lease obligations(3)	775	383	365	27	—	—	—
Financing lease obligations(4)	1,402	1,387	14	1	—	—	—
Power commitments(5)	33,140	13,962	19,178	—	—	—	—
Preferred share dividends(6)	484,304	3,119	6,237	6,237	6,237	6,237	456,237
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
(5)Power commitments represents our obligation related to the energy services agreement for our Jamestown, North Dakota co-hosting facility payable. See Note 15 to the unaudited condensed consolidated financial statements for further discussion.
(6)Preferred share dividends represent estimated future dividend payments per year in accordance with preferred stock that has been issued. The estimated future dividend payments will continue until preferred stock is redeemed.

Funding Requirements
We have experienced net losses through the period ended November 30, 2025. Our transition to profitability is dependent on the successful operation of our business.
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
Summary of Cash Flows
The following table provides information about our net cash flow for the six months ended November 30, 2025 and November 30, 2024, respectively.

	Six Months Ended
$ in thousands	November 30, 2025	November 30, 2024
Net cash used in operating activities	$(97,868)	$(128,154)
Net cash used in investing activities	(818,490)	(207,539)
Net cash provided by financing activities	3,088,806	618,584
Net increase in cash, cash equivalents, and restricted cash	2,172,448	282,891
Cash, cash equivalents, and restricted cash at beginning of period, including cash from discontinued operations	123,318	31,688
Cash, cash equivalents, and restricted cash at end of period, including cash from discontinued operations	2,295,766	314,579
Less: Cash, cash equivalents, and restricted cash from discontinued operations	2	14
Cash, cash equivalents, and restricted cash from continuing operations	$2,295,764	$314,565
Commentary on the change in cash flows between the Six Months Ended November 30, 2025 and Six Months Ended November 30, 2024
Operating Activities
The net cash used in operating activities increased by $30.3 million, or 24%, from $128.2 million for the six months ended November 30, 2024 to $97.9 million for the six months ended November 30, 2025. The increase was primarily driven by prior period activities which were not present in the current period, including losses on the conversion and fair value of debt and the gain on classification of held for sale, as well as a decrease in accounts payable due to the timing of payments. Also contributing to the increase was a decrease in depreciation and amortization due to the Cloud Services Business being classified as held for sale during the six months ended November 30, 2025. These impacts were partially offset by an increase in stock based compensation expense due to awards granted between the comparative periods and an increase in deferred revenue associated with our tenant fit-out services.
Investing Activities
The net cash used in investing activities increased by $611.0 million, or 294%, from $207.5 million for the six months ended November 30, 2024, to $818.5 million for the six months ended November 30, 2025. This increase was primarily due to an increase of approximately $575.6 million in investments in property and equipment during the six months ended November 30, 2025 as our payments in the current periods for construction of the Polaris Forge 1 data center facilities outpaced the comparative period construction payments as well as an increase in investments in other companies. Additionally, there were no proceeds from sale of assets during the six months ended November 30, 2025, compared to the six months ended November 30, 2024 to offset the increase in cash used in investing activities.
Financing Activities
The net cash provided by financing activities increased by $2.5 billion, or 399%, from $618.6 million for the six months ended November 30, 2024 to $3.1 billion for the six months ended November 30, 2025. The primary reason for the change was an increase in the net borrowings of long-term debt of $1.8 billion as well as receipt of net proceeds from offerings of our common and preferred stock of approximately $526.1 million during the six months ended November 30, 2025. Also contributing to the increase was a capital contribution from our noncontrolling interest partners of $562.5 million. These increases were partially offset by a decrease of $450.0 million in borrowings under our Convertible Notes which occurred during the six months ended November 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of November 30, 2025, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three months ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss. On January 3, 2025, the defendants filed their reply in further support of the Motion to Dismiss. On September 8, 2025, the Court issued an order staying the Securities Lawsuit and administratively closing it pending resolution of the Motion to Dismiss. See discussion in “Note 15 - Commitments and Contingencies”.
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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

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

3.2
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on September 25, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025).

3.3
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on October 14, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).

3.4
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on October 21, 2025 (Incorporated by reference to the Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2025).

3.5
Certificate of Amendment, dated November 6, 2025, to the Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2025).

4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2025).
4.2
Indenture, dated as of November 20, 2025, among APLD ComputeCo LLC, APLD HPC Holdings 2 LLC, the Subsidiary Guarantors as defined therein and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 9.250% senior secured notes (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2025).

4.3	Form of Note representing the 9.250% Senior Secured Notes due 2030 (included as Exhibit A to Exhibit 4.1).
10.1†
Promissory Note, dated September 9, 2025, issued by APLD FAR-01 LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025).

10.2
Parent Guarantee, dated September 9, 2025, issued by Applied Digital Corporation in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025).

10.3^
Guarantee and Collateral Agreement, dated September 9, 2025, by and among APLD FAR-01 LLC, APLD FAR Holdings LLC, APLD FAR-02 LLC, and Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025).

10.4^
Form of Second Amendment to Preferred Equity Purchase Agreement, dated September 11, 2025, by and between the Company and the investors signatory thereto. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025).

10.5^
Amended and Restated Unit Purchase Agreement, dated October 3, 2025, by and among Applied Digital Corporation, APLD HPC TopCo LLC, APLD HPC TopCo 2 LLC and MIP HPC Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2025).

10.6^†
Amended and Restated Limited Liability Company Agreement of APLD HPC Topco 2 LLC, dated October 6, 2025, by and among APLD Holdings 2 LLC and MIP HPC Holdings, LLC, and solely for limited purposes as set forth therein, Macquarie Infrastructure Partners VI SCSp, Macquarie Infrastructure Partners VI, L.P. and Applied Digital Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2025).

10.7
Registration Rights Agreement, dated October 6, 2025, by and between Applied Digital Corporation, MIP VI DC REIT AIV, L.P. and MIP VI REIT AIV, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2025).

10.8^
Third Amendment to Preferred Equity Purchase Agreement, dated October 7, 2025, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 9, 2025).

10.9^
Fourth Amendment to Preferred Equity Purchase Agreement, dated October 21, 2025, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2025).

10.10#
First Amendment to the Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2025).

10.11^†
Promissory Note, dated December 18, 2025, issued by APLD DevCo LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2025).

10.12†
Parent Guarantee, dated December 18, 2025, issued by Applied Digital Corporation in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2025).

10.13^†
Guarantee and Collateral Agreement, dated December 18, 2025, by APLD DevCo LLC, APLD Intermediate HoldCo LLC, and the other Grantors defined therein in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2025).

10.14#
Performance Stock Unit Award, dated January 6, 2026, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed with the SEC on January 8, 2026).

10.15#
Restricted Stock Unit Award, dated January 6, 2026, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed with the SEC on January 8, 2026).

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
† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
# Management compensatory agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on January 8, 2026.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins
Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ Saidal Mohmand
Name: Saidal Mohmand
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)