Form 10-Q
period 2026-02-28
Applied Digital Corp.
filed 2026-04-08
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
As of April 7, 2026, 285,769,539 shares of common stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of February 28, 2026 and May 31, 2025 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2026 and February 28, 2025 (unaudited)	2
	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the three and nine months ended February 28, 2026 and February 28, 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2026 and February 28, 2025 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 4.	Controls and Procedures	69

Part II - Other Information

Item 1.	Legal Proceedings	71
Item 1A.	Risk Factors	71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73
Signatures		75

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	February 28, 2026	May 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,730,440	$43,950
Restricted cash	198,423	72,368
Accounts receivable	20,753	6,830
Prepaid expenses and other current assets	478,705	9,652
Total current assets	2,428,321	132,800
Property and equipment, net	3,011,751	1,252,287
Operating lease right of use assets, net	77,457	92,335
Finance lease right of use assets, net	135,581	213,315
Other assets	593,708	179,353
TOTAL ASSETS	$6,246,818	$1,870,090

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$377,429	$251,491
Accrued liabilities	376,985	30,121
Current portion of operating lease liability	18,101	16,785
Current portion of finance lease liability	51,151	147,040
Current portion of debt	98,174	10,331
Customer deposits	16,752	16,125
Deferred revenue	12,550	3,594
Due to customer	2,658	4,807
Other current liabilities	65,518	19,431
Total current liabilities	1,019,318	499,725
Long-term portion of operating lease liability	45,051	58,800
Long-term portion of finance lease liability	20,502	15
Long-term debt	2,594,501	677,825
Total liabilities	3,679,372	1,236,365
Commitments and contingencies (Note 14)
Temporary equity
Series E preferred stock, $0.001 par value, 2,000,000 shares authorized, 301,673 shares issued and 281,673 shares outstanding at February 28, 2026, and 301,673 shares issued and outstanding at May 31, 2025	6,432	6,932
Series E-1 preferred stock, $0.001 par value, 62,500 shares authorized, 62,500 shares issued and 62,189 shares outstanding at February 28, 2026, and 62,500 shares issued and 62,485 shares outstanding at May 31, 2025	56,728	57,011
Series G preferred stock, $0.001 par value, 1,030,000 shares authorized, no shares issued and outstanding at February 28, 2026, and 78,000 shares issued and outstanding at May 31, 2025	—	72,094
Redeemable noncontrolling interest	923,065	—
Stockholders' equity:
Common stock, $0.001 par value, 600,000,000 shares authorized, 292,549,415 shares issued and 285,384,115 shares outstanding at February 28, 2026, and 234,200,868 shares issued and 224,909,669 shares outstanding at May 31, 2025	293	230
Treasury stock, 7,165,300 shares at February 28, 2026 and 9,291,199 shares at May 31, 2025, at cost	(52,737)	(31,400)
Additional paid in capital	2,216,722	1,009,913
Accumulated deficit	(583,057)	(481,055)
Total stockholders’ equity attributable to Applied Digital Corporation	1,581,221	497,688
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$6,246,818	$1,870,090

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenue:
Revenue	$126,637	$52,921	$352,562	$175,567
Related party revenue	—	—	—	1,926
Total revenue	126,637	52,921	352,562	177,493
Costs and expenses:
Cost of revenues (1)	72,832	49,141	235,398	162,562
Selling, general and administrative (2) (3)	79,723	22,723	166,814	66,852
Loss (gain) on classification of held for sale (4)	59,650	—	59,650	(24,616)
Loss on abandonment of assets	99	—	2,343	769
Total costs and expenses	212,304	71,864	464,205	205,567
Operating loss	(85,667)	(18,943)	(111,643)	(28,074)
Interest (income) expense, net	(2,387)	8,897	18,883	23,687
Gain on change in fair value of derivatives	(9,417)	—	(22,543)	—
Gain on change in fair value of investment (5)	(3,305)	—	(6,072)	—
Loss on conversion of debt	—	—	—	33,612
Loss on change in fair value of debt	—	—	—	85,439
Loss on extinguishment of debt	—	1,177	—	1,177
Loss on change in fair value of warrants	—	6,421	—	6,421
Net loss before income tax expense	(70,558)	(35,438)	(101,911)	(178,410)
Income tax (benefit) expense	(2)	117	21	118
Net loss	(70,556)	(35,555)	(101,932)	(178,528)
Net loss attributable to redeemable noncontrolling interest	(28,747)	—	(31,910)	—
Preferred dividends	(1,558)	(540)	(4,705)	(1,213)
Net loss attributable to common stockholders	$(100,861)	$(36,095)	$(138,547)	$(179,741)

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(0.16)	$(0.51)	$(0.93)
Basic and diluted weighted average number of shares outstanding	281,982,553	222,454,578	271,670,830	193,405,721
(1)Includes depreciation and amortization of $19.5 million and $17.5 million for the three months ended February 28, 2026 and February 28, 2025, and $30.4 million and $75.4 million for the nine months ended February 28, 2026 and February 28, 2025, respectively.
(2)Includes depreciation and amortization of $1.3 million and $1.2 million for the three months ended February 28, 2026 and February 28, 2025, and $3.1 million and $4.1 million for the nine months ended February 28, 2026 and February 28, 2025, respectively.
(3)Includes related party selling, general and administrative expense of $0.1 million for each of the three months ended February 28, 2026 and February 28, 2025, and $0.2 million for each of the nine months ended February 28, 2026 and February 28, 2025, respectively. See Note 5 - Related Party Transactions for further discussion of related party transactions.
(4)Includes $25 million received in connection with the sale of the Company’s Garden City facility upon the achievement of conditional approval requirements and escrowed funds were released during the nine months ended February 28, 2025.
(5)Includes related party gain on change in fair value of investment of $2.0 million for each of the three and nine months ended February 28, 2026. See Note 5 - Related Party Transactions for further discussion of related party transactions.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended February 28, 2026
(In thousands, except share data)

	Temporary Equity			Permanent Equity
	Preferred Stock (1)		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balance, November 30, 2025	387,183	$105,218	$516,972	286,248,510	$287	(7,165,300)	$(52,737)	$2,014,459	$(512,380)	$1,449,629
Issuance of common stock from stock compensation plans	—	—	—	651,935	1	—	—	(1)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	(9,371)	—	(9,371)
Issuance of Preferred Stock, net of costs	154,500	149,927	—	—	—	—	—	—	—	—
Conversion of Preferred Stock	(197,750)	(191,917)	—	5,648,970	5	—	—	191,912	—	191,917
Redemption of Preferred Stock	(71)	(68)	—	—	—	—	—	—	—	—
Preferred Stock dividends	—	—	—	—	—	—	—	(1,558)	—	(1,558)
Contributions from noncontrolling interest, net of costs	—	—	377,104	—	—	—	—	—	—	—
Noncontrolling interest preferred stock dividends	—	—	28,868	—	—	—	—	(28,868)	—	(28,868)
Stock-based compensation	—	—	—	—	—	—	—	50,149	—	50,149
Net income (loss)	—	—	121	—	—	—	—	—	(70,677)	(70,677)
Balance, February 28, 2026	343,862	$63,160	$923,065	292,549,415	$293	(7,165,300)	$(52,737)	$2,216,722	$(583,057)	$1,581,221
(1)See Note 13 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended February 28, 2025
(In thousands, except share data)

	Temporary Equity		Permanent Equity
	Preferred Stock (1)		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, November 30, 2024	351,032	$55,782	225,846,268	$222	(9,291,199)	$(31,400)	$858,713	$(392,963)	$434,572
Issuance of common stock from stock compensation plans	—	—	641,585	1	—	—	(1)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	(2,970)	—	(2,970)
Issuance of warrants, at fair value	—	—	—	—	—	—	6,471	—	6,471
Conversion of warrants	—	—	1,051,651	1	—	—	(1)	—	—
Issuance of Preferred Stock, net of costs	33,404	30,437	—	—	—	—	—	—	—
Conversion of Preferred Stock	(43,000)	(43,000)	6,142,855	6	—	—	42,994	—	43,000
Preferred Stock Dividends	—	—	—	—	—	—	(540)	—	(540)
Stock-based compensation	—	—	—	—	—	—	9,691	—	9,691
Common stock issuance costs	—	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	—	(35,555)	(35,555)
Balance, February 28, 2025	341,436	$43,219	233,682,359	$230	(9,291,199)	$(31,400)	$914,336	$(428,518)	$454,648
(1)See Note 13 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Nine Months ended February 28, 2026
(In thousands, except share data)

	Temporary Equity			Permanent Equity
	Preferred Stock (1)		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balance, May 31, 2025	442,158	$136,037	$—	234,200,868	$230	(9,291,199)	$(31,400)	$1,009,913	$(481,055)	$497,688
Issuance of common stock from stock compensation plans	—	—	—	2,288,154	3	—	—	(3)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	(24,838)	—	(24,838)
Issuance of Preferred Stock, net of costs	758,550	728,130	—	—	—	—	—	—	—	—
Conversion of Preferred Stock	(836,550)	(800,214)	—	49,231,031	48	—	—	800,166	—	800,214
Redemption of Preferred Stock	(20,296)	(793)	—	—	—	—	—	—	—	—
Preferred Stock dividends	—	—	—	—	—	—	—	(4,705)	—	(4,705)
Shares issued in offering, net of costs	—	—	—	15,320,373	15	—	—	190,402	—	190,417
Issuance of warrants, at fair value, net of costs	—	—	—	—	—	—	—	155,421	—	155,421
Exercise of warrants	—	—	—	800,188	1	—	—	6,264	—	6,265
Treasury Stock repurchase	—	—	—	—	—	(7,165,300)	(52,737)	52,737	—	—
Treasury Stock retirement	—	—	—	(9,291,199)	(4)	9,291,199	31,400	(31,396)	—	—
Contributions from noncontrolling interest, net of costs	—	—	891,015	—	—	—	—	—	—	—
Noncontrolling interest preferred stock dividends	—	—	31,980	—	—	—	—	(31,980)	—	(31,980)
Stock-based compensation	—	—	—	—	—	—	—	94,741	—	94,741
Net income (loss)	—	—	70	—	—	—	—	—	(102,002)	(102,002)
Balance, February 28, 2026	343,862	$63,160	$923,065	292,549,415	$293	(7,165,300)	$(52,737)	$2,216,722	$(583,057)	$1,581,221
(1)See Note 13 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Nine Months ended February 28, 2025
(In thousands, except share data)

	Temporary Equity		Permanent Equity
	Preferred Stock (1)		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2024	—	$—	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830
Shares issued in offering, net of costs	—	—	55,506,938	55	—	—	180,762	—	180,818
Issuance of common stock from stock compensation plans	—	—	1,908,764	3	—	—	(3)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	(2,970)	—	(2,970)
Conversions of debt	—	—	19,050,204	19	—	—	104,926	—	104,945
Issuance of other common stock	—	—	628,541	1	—	—	518	—	519
Issuance of warrants, at fair value	—	—	—	—	—	—	50,586	—	50,586
Conversion of warrants	—	—	4,905,256	5	—	—	(5)	—	—
Issuance of preferred stock, net of costs	394,627	91,569	—	—	—	—	(4,835)	—	(4,835)
Preferred stock dividends	—	—	—	—	—	—	(1,213)	—	(1,213)
Conversion of preferred stock	(53,191)	(48,350)	7,598,712	7	—	—	53,185	—	53,191
Stock-based compensation	—	—	—	—	—	—	10,233	—	10,233
Share repurchase	—	—	—	(4)	(4,258,397)	(31,338)	—	—	(31,342)
Purchase of capped call options	—	—	—	—	—	—	(51,750)	—	(51,750)
Purchase of prepaid forward contract	—	—	—	—	—	—	(52,736)	—	(52,736)
Reclass of debt conversion option	—	—	—	—	—	—	252,900	—	252,900
Net loss	—	—	—	—	—	—	—	(178,528)	(178,528)
Balance, February 28, 2025	341,436	$43,219	233,682,359	$230	(9,291,199)	$(31,400)	$914,336	$(428,518)	$454,648
(1)See Note 13 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
For the Nine Months ended February 28, 2026 and February 28, 2025

	Nine Months Ended
	February 28, 2026	February 28, 2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(101,932)	$(178,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,552	79,540
Stock-based compensation	94,741	10,233
Lease expense	16,310	23,911
Gain on change in fair value of derivatives	(22,543)	—
Gain on change in fair value of investment	(6,072)	—
Loss on extinguishment of related party debt	—	1,177
Non-cash interest expense	74,989	11,515
Loss (gain) on classification of held for sale	59,650	(24,616)
Loss on conversion of debt	—	33,612
Loss on change in fair value of debt	—	85,439
Loss on abandonment of assets	2,343	769
Loss on change in fair value of warrants issued	—	6,421
Changes in operating assets and liabilities:
Accounts receivable	(13,923)	(10,722)
Prepaid expenses and other current assets	(88,229)	(4,072)
Customer deposits	627	2,306
Related party customer deposits	—	(1,549)
Deferred revenue	8,956	(32,795)
Related party deferred revenue	—	(1,692)
Accounts payable	(171,583)	(88,378)
Accrued liabilities	64,613	(12,319)
Due to customer	(2,149)	(8,195)
Lease assets and liabilities	14,773	(13,557)
Other assets	(6,983)	(757)
CASH FLOW USED IN OPERATING ACTIVITIES	(42,860)	(122,257)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(1,576,697)	(483,340)
Proceeds from satisfaction of contingency on sale of assets	—	25,000
Finance lease prepayments	—	(4,840)
Investment in companies	(17,000)	(2,498)
CASH FLOW USED IN INVESTING ACTIVITIES	(1,593,697)	(465,678)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(94,455)	(93,992)
Borrowings of long-term debt	2,504,863	650,000
Repayments of long-term debt	(432,536)	(290,535)
Payment of deferred financing costs	(81,168)	(42,903)
Tax payments for restricted stock upon vesting	(24,838)	(2,970)
Noncontrolling interest contributions	900,000	—
Noncontrolling interest issuance costs	(62,018)	—
Proceeds from issuance of common stock	196,366	191,590
Common stock issuance costs	(5,949)	(10,253)
Proceeds from issuance of preferred stock	739,998	100,489
Preferred stock issuance costs	(11,868)	(8,914)
Redemption of preferred stock	(793)	—
Dividends issued on preferred stock	(4,705)	(1,213)
Warrant issuance costs	(8,250)	—
Exercise of warrants	6,265	—
Proceeds from issuance of SAFE agreement included in long-term debt	—	12,000
Repurchase of shares	—	(31,342)
Proceeds from convertible notes	—	450,000
Purchase of capped call options	—	(51,750)
Purchase of prepaid forward contract	—	(52,736)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	3,620,912	817,471

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
For the Nine Months ended February 28, 2026 and February 28, 2025

	Nine Months Ended
	February 28, 2026	February 28, 2025

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,984,355	229,536
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	123,318	31,688
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	2,107,673	261,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$93,455	$54,855
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$—	$20,280
Finance right-of-use assets obtained by lease obligation	$25,214	$106,754
Property and equipment in accounts payable and accrued liabilities	$(564,230)	$142,787
Conversion of debt to common stock	$—	$104,945
Consideration for guarantee of an affiliate's obligations	$2,000	$—
Conversion of preferred stock to common stock	$800,214	$53,191
Cashless exercise of warrants	$1	$5
Issuance of warrants, at fair value	$104,705	$50,586
Non-cash dividends paid in-kind	$(31,980)	$—
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026

1.    Business and Basis of Presentation
Applied Digital Corporation (the “Company”) is a designer, builder, and operator of high-performance, sustainably engineered data centers and colocation services for artificial intelligence, cloud, networking, and blockchain workloads. The Company has three reportable segments. Financial information for each segment is contained in Note 16 - Business Segments. All references to “Applied Digital Corporation,” “we,” “us,” “our” or the “Company” mean Applied Digital Corporation and its subsidiaries.
In the fourth quarter of fiscal year 2025, management determined that the Cloud Services Business, which operates primarily through our wholly-owned subsidiary, Applied Digital Cloud Corporation, met the criteria to be classified as “held for sale.” As a sale would represent a strategic shift for the Company, the Cloud Services Business was classified as discontinued operations.
On December 30, 2025, the Company announced it had entered into a non-binding term sheet for a proposed business combination of the Cloud Services Business with EKSO Bionics Holdings, Inc. (Nasdaq: EKSO) (“EKSO”), which, once closed, will go forward as ChronoScale Corporation (“ChronoScale”), an accelerated compute platform purpose-built to support AI workloads (the “Proposed Transaction”).
On February 15, 2026, APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly owned subsidiary of APLD Intermediate (“Contributor”), each a wholly owned direct or indirect subsidiary of the Company, and Applied Digital Cloud Corporation, which at the time of the closing of the Proposed Transaction, will be a wholly owned subsidiary of Contributor, entered into a Contribution and Exchange Agreement with EKSO (the “Contribution and Exchange Agreement”) for purposes of consummating the Proposed Transaction (the “Business Combination”), as a result of which (i) Applied Digital Cloud Corporation will become a wholly owned subsidiary of Ekso, (ii) Ekso will, immediately after the consummation of the Business Combination, continue as the parent of the combined company, and (iii) Ekso will change its name to ChronoScale.
Upon closing of the Proposed Transaction, the Company expects to initially own approximately 97% of the combined company. The Applied Digital Cloud and EKSO businesses would continue to operate upon consummation of the Proposed Transaction. Closing of the Proposed Transaction is subject to customary regulatory approval and satisfaction of closing conditions.
During the quarter ended February 28, 2026, the Company determined that the Cloud Services Business, which had previously been classified and reported as held for sale in accordance with ASC 360-10 and discontinued operations in accordance with ASC 205-20, no longer met the criteria for classification as held for sale and discontinued operations due to the Company entering into the Contribution and Exchange Agreement.
As a result, effective February 15, 2026, the assets and liabilities of the Cloud Services Business have been reclassified from held for sale to held and used in their respective financial statement lines on the Company’s unaudited condensed consolidated balance sheets for all periods presented. Similarly, the results of the Cloud Services Business have been reclassified from discontinued operations to continuing operations in the Company’s unaudited condensed consolidated statements of operations for all periods presented.
In connection with this change in classification, the long‑lived assets of the Cloud Services Business were remeasured in accordance with ASC 360‑10‑35‑44 at the lower of (i) their carrying amounts immediately before classification as held for sale, adjusted for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used, and (ii) their fair values at the date the Company determined that the held‑for‑sale criteria were no longer met. Management determined that as of February 15, 2026, when the Cloud Services Business no longer met the criteria for held for sale and discontinued operations, the carrying value of the long-lived assets of the Cloud Business was less than the fair value. As such, the Company recorded a loss on classification of held for sale of $59.7 million for the three and nine months ended February 28, 2026 representing the write down of the Cloud Services Business assets to their carrying value as of February 15, 2026 when it no longer qualified as held for sale.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
The Company has restated its comparative financial statements for prior periods to reflect this change in classification. The statements of operations, cash flows, and segment information for prior periods have been adjusted to include the results of the Cloud Services Business within continuing operations rather than within discontinued operations, and previously classified assets and liabilities of the Cloud Services Business are presented within the respective held‑and‑used asset and liability line items as of each balance sheet date.
Revenues, income (loss) before income taxes, net income (loss), total assets and liabilities, and cash flows previously reported as related to discontinued operations and asset and liabilities held for sale of the Cloud Services Business are now reported in the corresponding line items within continuing operations and held‑and‑used asset and liability categories for all periods presented. There was no material impact on the Company’s previously reported net income, total assets, or equity as a result of this reclassification.
The reclassification was necessary because the Cloud Services Business no longer met the requirements for held for sale presentation and discontinued operations presentation as set forth in ASC 360-10 and ASC 205-20, respectively, as the planned sale did not occur and the segment remains part of the Company’s ongoing operations as of February 28, 2026.
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
2.    Significant Accounting Policies
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
Revenue Recognition
Data Center Hosting Revenue
The Company recognizes revenue associated with our data center hosting in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. Performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Customers pay a fixed rate to the Company in exchange for a managed hosting environment supported by customer-provided equipment. Revenue is recognized based on the contractual fixed rate, net of any credits for non-performance, over the term of the agreements. Any ancillary revenue

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
for other services is generally recognized at a point in time when the services are complete. Customer contracts include advance payment terms. All advanced service payments are recorded as deferred revenue and are recognized as revenue once the related service is provided.
HPC Hosting Revenue
We generate the majority of our HPC hosting revenue by leasing our properties to customers under operating lease agreements, which are accounted for under ASC 842, Leases (“ASC 842”). We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if we determine it is probable that substantially all of the lease payments will be collected over the lease term. We commence recognition of revenue from rentals at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. The excess of rents recognized as revenue over amounts contractually due pursuant to the underlying leases is included in Accounts receivable and Other assets on the unaudited condensed consolidated balance sheets. Rental payments received in excess of revenue recognized are classified as Deferred revenue on the unaudited condensed consolidated balance sheets.
Generally, under the terms of our leases, the majority of our rental expenses, including power and security cost, are recovered from our customers. We record amounts reimbursable by customers (“tenant recoveries”) as revenue in the period the applicable expenses are incurred – which is generally on a ratable basis through the term of the lease. We account for and present rental revenue and tenant recoveries as a single component under rental and other services as the timing of recognition is the same, the pattern with which we transfer the right of use of the property and related services to the lessee are both on a straight-line basis and our leases qualify as operating leases.
Interconnection services include port and cross-connect services generally provided on terms that align with the respective lease term. We bill for these services on a monthly basis and recognize the revenue over the period the service is provided. Revenue for cross-connect installations is generally recognized in the period the cross-connect is installed.
Tenant fit-out services include the procurement and installation of customer equipment provided in accordance with the terms of the agreement with the customer. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients which costs are passed through to the client and is recognized as revenue. The Company recognizes revenue using the percentage of completion model where by total costs incurred are divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation.
We utilize the practical expedient in ASC 842 that allows us to account for lease and non-lease components associated with each lease as a single lease component recorded within revenue, instead of accounting for such items separately under Accounting Standards Codification 606, Revenue (“ASC 606”).
The Company began recognizing revenue associated with certain of its data center leases as accounted for under ASC 842 in the second quarter of the current fiscal year. See Note 14 - Leases for further information.
Cloud Services Revenue
The Company recognizes revenue associated with its cloud services business in accordance with ASC 606, Revenue from Contracts with Customers. The Company provides managed cloud infrastructure services to customers, such as artificial intelligence and machine learning developers, to help develop their advanced products. Customers pay a fixed rate to the Company in exchange for managed cloud services supported by Company-provided equipment. Revenues are recognized based on the fixed rate, net of any credits for non-performance, over the term of the agreements.
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
For the Three and Nine Months Ended February 28, 2026
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
The Company does not allocate interest (income) expense, net, gain on change in fair value of derivatives, gain on change in fair value of investment, loss on conversion of debt, loss on change in fair value of debt, loss on extinguishment of debt, loss on change in fair value of warrants or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.
The Data Center Hosting Business operates data centers to provide energized space to crypto mining customers. Customer-owned hardware is installed in the Company’s facilities and the Company provides operational and maintenance services for a fixed fee.
The Cloud Services Business primarily operates through our wholly-owned subsidiary, Applied Digital Cloud Corporation, and provides cloud services to customers at third party colocation centers located in Colorado, Minnesota and Utah, such as artificial intelligence and machine learning developers, to develop their advanced products. Customers pay a fixed rate to the Company in exchange for an energized space supported by Company-provided equipment.
The HPC Hosting Business designs, builds, and operates data centers which are designed to support high-compute applications using advanced technologies and sophisticated infrastructures to provide services to customers.
See Note 2 - Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2025, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.
Investments in equity securities
The Company’s long-term investments include equity securities without readily determinable fair values and equity securities with readily determinable fair values.
Equity securities without readily determinable fair values
The Company invests in equity securities, which are accounted for in accordance with ASC 321, Investments - Equity Securities. Equity securities are measured at fair value, with changes in fair value recognized within gain (loss) on change in fair value of investments on the unaudited condensed consolidated statement of operations. For equity securities without readily determinable fair values, the Company has elected the measurement alternative, recording these investments at cost minus impairment, adjusted for observable price changes. Quarterly, the Company performs a qualitative assessment for impairment of equity securities without readily determinable fair values. If impairment is indicated, the investment is written down to fair value through earnings.
Equity investments with readily determinable fair values
The Company accounts for certain of its investments in equity securities in accordance with ASU 2016-01 Financial Instruments-Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with ASU 2016-01, the Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period within gain (loss) on change in fair value of investments on the unaudited condensed consolidated statement of operations..
For further discussion of the Company’s investments in equity securities, see Note 5 - Related Party Transactions, Note 7 - Balance Sheet Components, and Note 8 - Derivative Assets.
Variable Interest Entity
The Company consolidates a VIE where it has been determined that the Company is the primary beneficiary of the entity's operation in accordance with ASC Topic 810, Consolidations. The primary beneficiary is the party that has both the power

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
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
Cash, Cash Equivalents, and Restricted Cash
The Company’s restricted cash balances consist of debt service reserves and letters of credit. The debt service reserves are held in separate accounts and are to be used to fund interest and principal on the Senior Secured Notes (as defined below) during construction. See further discussion in Note 6 - Debt. Additionally, the Company has letters of credit totaling $16.5 million and $38.3 million, as of February 28, 2026 and May 31, 2025, respectively, presented on its unaudited condensed consolidated balance sheets within restricted cash. The Company is required to keep these balances, which are held in money market funds, in separate accounts for the duration of the letter of credit agreements, which have terms of up to two years. The letters of credit were issued in lieu of security deposits. The Company considers the money market funds to be Level 1 which the Company believes approximates fair value.
Cash, cash equivalents, and restricted cash within the unaudited condensed consolidated balance sheets that are included in the unaudited condensed consolidated statements of cash flows as of February 28, 2026 and May 31, 2025 were as follows (in thousands):

	February 28, 2026	May 31, 2025
Cash and cash equivalents	$1,730,440	$43,950
Restricted cash	198,423	72,368
Restricted cash included in other assets	178,810	7,000
Total cash, cash equivalents, and restricted cash	$2,107,673	$123,318
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In August 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which is intended to provide guidance for the formation of a joint venture, including the initial measurement of assets and liabilities, the formation date, and basis of accounting. This new standard became effective for annual reporting periods beginning on or after January 1, 2025, with

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
early adoption permitted. The Company adopted the ASU with the execution of the Unit Purchase Agreement (as defined and described below).
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
Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update are to make other incremental improvements to GAAP and facilitate codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
reporting periods. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on the Company’s consolidated financial statements.
3.    Property and Equipment
Property and equipment consisted of the following as of February 28, 2026 and May 31, 2025 (in thousands):

	Estimated Useful Life	February 28, 2026	May 31, 2025
Networking equipment, electrical equipment, and software	3 years - 5 years	$38,163	$33,611
Mechanical infrastructure	20 years	71,934	—
Electrical infrastructure	15 years	104,238	—
Electric generation and transformers	15 years - 30 years	193,828	9,914
Land and building
Building	39 years	278,456	109,672
Building improvements	15 years - 25 years	677,001	—
Land		59,713	20,047
Land improvements	15 years	43,729	1,423
Leasehold improvements	3 years - 7 years	1,142	1,142
Construction in progress		1,544,734	1,090,587
Other equipment and fixtures	5 years - 10 years	55,616	12,447
Total cost of property and equipment		3,068,554	1,278,843
Accumulated depreciation		(56,803)	(26,556)
Property and equipment, net		$3,011,751	$1,252,287
Depreciation expense totaled $17.6 million and $27.7 million for the three and nine months ended February 28, 2026, respectively, and $3.2 million and $9.3 million for the three and nine months ended February 28, 2025, respectively.
4.    Revenue from Contracts with Customers
Below is a summary of the Company’s revenue concentration by major customers for the three and nine months ended February 28, 2026 and February 28, 2025, respectively.

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Customer A	56%	—%	52%	—%
Customer B	30%	66%	33%	54%
Customer C	14%	34%	15%	29%
Customer D	—%	—%	—%	11%
Deferred Revenue
Changes in the Company's deferred revenue balances for the nine months ended February 28, 2026 and February 28, 2025, respectively, are shown in the following table (in thousands):

	Nine Months Ended
	February 28, 2026	February 28, 2025
Balance, beginning of period	$3,593	$39,366
Advance billings	300,141	136,559
Revenue recognized	(295,209)	(177,243)
Other adjustments	4,025	6,197
Balance, end of period	$12,550	$4,879

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
Unbilled Revenue
Changes in the Company's unbilled revenue balances, which are captured in the unaudited condensed consolidated balance sheets in accounts receivable and other assets for the nine months ended February 28, 2026 and February 28, 2025, respectively, are shown in the following table (in thousands):

	Nine Months Ended
	February 28, 2026	February 28, 2025
Balance, beginning of period	$—	$—
Billings	44,727	—
Revenue recognized	(57,352)	—
Balance, end of period	$(12,625)	$—
Customer Deposits
Changes in the Company's customer deposits balances for the nine months ended February 28, 2026 and February 28, 2025, respectively, are shown in the following table (in thousands):

	Nine Months Ended
	February 28, 2026	February 28, 2025
Balance, beginning of period	$16,125	$15,367
Customer deposits received	627	5,698
Customer deposits refunded	—	(3,373)
Customer deposits applied	—	(1,567)
Balance, end of period	$16,752	$16,125
5.    Related Party Transactions
Related Party Revenue
Previously, related party revenue consisted of revenue from two customers, Customer E and Customer F. During the three months ended February 28, 2026 and 2025, there was no related party revenue. Similarly, during the nine months ended February 28, 2026, there was no related party revenue. During the nine months ended February 28, 2025, there was approximately $1.2 million of related party revenue from Customer E and approximately $0.7 million of related party revenue from Customer F, neither of which is currently a customer of the Company.
Customer E is a subsidiary of an entity which, during the first quarter of fiscal year 2025, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the controlling individual of the entity filed a Schedule 13G to report the fact that as of the date thereof, the entity had ceased to be a beneficial owner of more than 5% of such class of securities.
Customer F is 60% owned by an individual who, during the first quarter of fiscal year 2025, was deemed to beneficially own over 5% of the Company's outstanding common stock. As of July 25, 2024, the individual filed a Schedule 13G to report the fact that as of the date thereof, the individual had ceased to be a beneficial owner of more than 5% of such class of securities.
Base Electron
Base Electron, Inc., a Nevada corporation, (“Base Electron”) is an independent power producer owned and managed by a combination of third parties, as well as certain officers and directors of the Company acting in their individual capacities, for the purpose of developing stabilized power generation and infrastructure to support the broader AI industry.
The Company is party to a Guarantee (the “Guarantee”) in favor of The Babcock & Wilcox Company (“B&W”), pursuant to which it has agreed to unconditionally and irrevocably guarantee the full and timely performance by Base Electron, of its obligations under a Design-Build Agreement, dated February 26, 2026, by and between Base Electron and B&W (the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
“Design-Build Agreement”). The Design-Build Agreement contemplates the engineering, procurement, construction and commissioning of a power generation facility with an expected nameplate capacity of approximately 1.2 GW anticipated to expand power and capacity supplied to the grid and utility customers in the Midcontinent Independent System Operator (“MISO”) region.
The Company may, in its sole discretion, terminate the Guarantee and all of its existing and future obligations thereunder upon the occurrence of any one of the following events, (i) the listing of Base Electron’s equity securities on a national securities exchange, (ii) the consummation by Base Electron of a financing transaction resulting in gross proceeds of at least $50 million (provided that Base Electron is current in its payments to B&W), or (iii) the payment by the Company of a termination fee equal to either $50 million (if paid by August 1, 2026 and Base Electron is current in its payments to B&W) or $100 million. As of February 28, 2026, no liability has been recognized in the unaudited condensed consolidated financial statements, as the Company has determined that the likelihood of Base Electron failing to perform or the Company terminating the Guarantee is not probable.
In connection with and as partial consideration for the Company’s entry into the Guarantee, Base Electron issued to the Company approximately 10% of Base Electron’s outstanding equity. The investment in Base Electron will be accounted for at cost under ASC 321 as it is an equity security without a readily determinable fair value and will be evaluated quarterly for impairment indicators. There were no impairment indicators during the quarter. As of February 28, 2026, the Company determined the fair value of the investment was $2.0 million, which was recorded as an other asset on the unaudited condensed consolidated balance sheets and a gain on change in fair value of investment on the unaudited condensed consolidated statements of operations.
Other Related Party Transactions
Related party transactions included within selling, general and administrative expense on the unaudited condensed consolidated statement of operations include software license fees of $0.1 million during the three months ended February 28, 2026 and 2025, each, respectively, and $0.2 million during the nine months ended February 28, 2026 and 2025, each, respectively, which were incurred with a company whose chairman is also a member of the Company’s Board of Directors.
6.    Debt
The Company’s outstanding debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	February 28, 2026	May 31, 2025
2030 Senior Secured Notes	9.25%	December 2030	$2,350,000	$—
Convertible Notes, senior unsecured (1)	2.75%	June 2030	450,000	450,000
DevCo Facility	8.00%	December 2027	87,104	—
SMBC Loan (2)	(2)	August 2026	—	375,000
Starion Ellendale Loan (3)	7.48%	February 2028	9,183	12,283
Cornerstone Bank Loan (4)	8.59%	March 2029	10,682	12,866
Starion Term Loan (5)	6.50%	July 2027	4,711	7,061
Other long-term debt (6)			31,439	12,275
Deferred financing costs, net of amortization			(250,444)	(181,329)
Less: Current portion of debt			(98,174)	(10,331)
Long-term debt, net			$2,594,501	$677,825
(1)The net carrying amount of the Convertible Notes was $275.3 million and $273.3 million and the remaining unamortized deferred financing costs related to the issuance was $174.7 million and $176.7 million, each as of February 28, 2026 and May 31, 2025, respectively.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
During the quarter ended February 28, 2026, concurrent with the closing of the 2030 Senior Secured Notes offering (see below), the Company repaid in full the aggregate principal balance plus accrued interest. As of May 31, 2025, there were $4.4 million of unamortized deferred financing costs. The average SOFR plus the applicable margin for the fiscal year ended May 31, 2025 was 7.82%.
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
(5)The Starion Term Loan is guaranteed by APLD Hosting, LLC, a wholly-owned subsidiary of the Company, and is secured by the Jamestown hosting facility, a security interest in substantially all of the assets of APLD Hosting LLC, and interests in all master hosting agreements related to the Jamestown hosting facility. The Starion Term Loan Agreement contains customary covenants, representations and warranties and events of default. The Company is subject to a debt service coverage ratio and is in compliance as of February 28, 2026.
(6)Inclusive in this number is $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities as well as two promissory notes the Company entered into during the second fiscal quarter for a total of approximately $19.0 million.
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of February 28, 2026 (in thousands):

FY26	$90,283
FY27	13,184
FY28	100,772
FY29	187,329
FY30	184,158
Thereafter (1)	2,367,393
Total	$2,943,119
(1)Includes $12.0 million of proceeds from the issuance of two SAFE agreements which were accounted for as liabilities.
Letters of Credit
As of February 28, 2026, the Company had letters of credit secured by cash totaling $16.5 million. The Company has restricted cash related to its letters of credit and is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit terms of 12 months or less within the Restricted Cash caption within current assets and any amounts with related letter of credit terms of over 12 months in Other Assets.
Revolving Credit Facility
On November 10, 2025, the Company entered into a loan and security agreement with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million. Amounts borrowed and repaid are available for future borrowing. Interest accrues on the outstanding balance at a rate of SOFR plus 2.75% per annum. Additionally, there is an unused facility fee of 0.35% per annum based on the daily average unused amount, payable quarterly in arrears at the end of each quarter. The loan is secured by all of the Company’s (but none of its subsidiaries’) assets. As of February 28, 2026, approximately $61.9 million of letters of credit were issued under the revolving credit facility.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
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
2030 Senior Secured Notes
On November 20, 2025, APLD ComputeCo LLC (“Issuer”), a subsidiary of the Company, completed a private offering of 9.25% Senior Secured Notes due 2030 (the “2030 Notes”). The 2030 Notes were sold pursuant to the terms of a purchase agreement, dated as of November 13, 2025 and as amended thereafter, entered into by and among the Issuer, the subsidiary guarantors party thereto (the “Subsidiary Guarantors”) and Morgan Stanley & Co. LLC as the representative (the “Representative”) of the several initial purchasers (the “Initial Purchasers”) in a Rule 144A/Regulation S offering. The aggregate principal amount of Notes sold in the offering was $2.35 billion.
The 2030 Notes were issued at a price equal to 97% of their aggregate principal amount. The Issuer intends to use the net proceeds from the offering to fund a portion of the construction and associated expenses of its 100 MW and 150 MW data centers, ELN-02 and ELN-03, respectively (the “Facilities”), at the Company’s 400MW Ellendale, North Dakota campus (“Polaris Forge 1”), repay the aggregate principal balance plus any accrued and unpaid interest under the SMBC Loan, fund debt service reserves, and pay transaction expenses.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
Also on November 20, 2025, the Issuer, APLD HPC Holdings 2 LLC (the direct parent of the Issuer) and the Subsidiary Guarantors entered into an indenture (the “Indenture”) with respect to the 2030 Notes with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The 2030 Notes are senior secured obligations of the Issuer and bear interest at a rate of 9.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026. The 2030 Notes will mature on December 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. The principal amount of the 2030 Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, beginning on December 15, 2027, in amounts set forth in the Indenture. Required amortization shall be subject to adjustment in case of partial redemption or repurchase or, in certain circumstances, the issuance of additional notes.
On or after December 15, 2027, the Issuer may redeem the 2030 Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture. Prior to December 15, 2027, the Issuer may redeem the 2030 Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to December 15, 2027, the Issuer may redeem up to 40% of the aggregate principal amount of the 2030 Notes in an amount not to exceed the amount of the proceeds of certain equity offerings, at the redemption price set forth in the Indenture, plus accrued and unpaid interest.
The Indenture limits the ability of the Issuer and the Subsidiary Guarantors to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; (iii) make certain investments; (iv) create or incur liens; (v) consummate certain asset sales; (vi) enter into sale and lease back transactions; (vii) hold assets or conduct operations unrelated to the operation of the Facilities and certain additional projects; (viii) engage in certain transactions with its affiliates; and (ix) merge, consolidate or transfer or sell all or substantially all of its assets. These covenants are subject to a number of important qualifications and exceptions as set forth in the Indenture. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the 2030 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default.
The Company will provide a customary completion guarantee with respect to each Project (as defined in the Indenture) related to the Facilities, which will require the Company to provide the Issuer funds as necessary to ensure the achievement of the applicable Commencement Date (as defined in the Indenture) under the respective data center lease in the event that the proceeds of the 2030 Notes and the available funds (including previous equity contributions from the Company) are insufficient to do so.
As of February 28, 2026, remaining unamortized deferred financing costs related to the issuance of the loan was $6.4 million.
DevCo Facility
On December 18, 2025, APLD DevCo LLC (the “Borrower”), a subsidiary of the Company, entered into an ongoing credit arrangement with MEC (as defined above), for the purposes of funding the initial sourcing, planning, development and construction costs associated with a new data center project (the “DevCo Facility”) and other potential projects.
The DevCo Facility is evidenced by, among other documents, that certain Promissory Note (as amended, the “Promissory Note”) executed by the Borrower in favor of MEC. The Promissory Note provides for a principal sum of (a) $45 million (the “First Draw”), which was drawn on the Initial Closing Date, plus (b) $40 million (the “Second Draw”) which was drawn on February 24, 2026, plus (c) $15 million (the “Third Draw,”, and, together with the First Draw and the Second Draw, collectively, the “Initial Loan” and each, individually, a “Draw”), with the Third Draw to be funded upon the Borrower’s request at any time after the Initial Closing Date subject to satisfaction of or waiver by MEC of certain conditions precedent on or prior to the Third Draw, plus (d) the principal sum of any Additional Loans (as defined below, and, together with the Initial Loan, the “Loan”), if applicable, made by MEC (at the mutual consent of the Borrower and MEC).
In addition, the Promissory Note provides for, upon request of the Borrower occurring prior to the Maturity Date (as defined below), (a) rolling over of the outstanding principal balance of the Loan from time to time into one or more loans

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
for one or more new projects (such rollovers, the “Rollover Loans”), or (b) increasing the size of the existing Loan by advancing new loans to the Borrower (such loans, the “Additional Loans”), in either case, for the purpose of financing development activities at new or existing data center projects at direct or indirect, wholly owned domestic subsidiaries of the Borrower, each of which shall become a guarantor with respect to such Additional Loans or Rollover Loans, as applicable, subject to the prior written approval of MEC (in its sole discretion) and the satisfaction of the conditions specified by MEC.
Each Draw is fully committed, but any Additional Loans or Rollover Loans made by MEC under the Promissory Note would be on an uncommitted, discretionary basis (with no specified maximum borrowing limit for any Additional Loans or Rollover Loans).
The Loan shall bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”).
The Borrower may voluntarily prepay all or part of the Promissory Note at any time with no less than three (3) business days’ notice with accrued interest to the date of prepayment on the principal amount prepaid, so long as, (a) with respect to the amount outstanding under the First Draw, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals 1.25 to 1.00; provided that, such rate of return shall be reduced to (i) on or prior to the date that is four (4) months after the date on which the First Draw is funded, 1.06:1.00 or (ii) after the date that is four (4) months after the date on which the First Draw is funded but prior to the date that is twelve (12) months after the date on which the First Draw is funded, 1.10:1.00; (b) with respect to the amount outstanding under the Second Draw, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals 1.25 to 1.00; provided that, (x) if the Second Draw is funded within six (6) months of the date on which the First Draw is funded, and the prepayment occurs at any time thereafter, such rate of return shall be reduced to (i) on or prior to the date that is four (4) months after the date on which the Second Draw is funded, 1.06:1.00 or (ii) after the date that is four (4) months after the date on which the Second Draw is funded but prior to the date that is twelve (12) months after the date on which the Second Draw is funded, 1.10:1.00 and (y) if the Second Draw is funded more than within six (6) months after the date on which the First Draw is funded, and such prepayment occurs at any time thereafter, such rate of return shall be reduced to, after the date that is six (6) months after the date on which the First Draw is funded but prior to the date that is twelve (12) months after the date on which the First Draw is funded, 1.10:1.00; and (c) with respect to the amount outstanding under the Rollover Loans (as defined below) or any Additional Loans, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return on capital as determined by mutual agreement of MEC and the Borrower. The same return hurdles apply to repayment at maturity.
The Loan matures on the earliest of (i) the date of acceleration of the Loan, (ii) July 18, 2026, if the Initial Lease Execution (as defined therein) has not occurred on or before April 18, 2026, or (iii) December 18, 2027 (the “Maturity Date”). As such, as of February 28, 2026, the Promissory Note is classified as current portion of debt on the unaudited condensed consolidated balance sheet.
Proceeds from the Loan will be used, in part, to (i) pay transaction expenses, and (ii) fund the purchase, development and improvement of, and the purchase of equipment for, the Company’s latest new project under development.
In connection with the Loan, (i) APLD Intermediate HoldCo LLC, a Delaware limited liability company, as direct parent of the Borrower (“Intermediate Holdings”), the Borrower, and the Borrower’s subsidiaries have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of MEC (the “Guarantee and Collateral Agreement”), and (ii) the Company has entered into a parent guarantee in favor of MEC to guarantee the obligations of the Note Parties under the Promissory Note.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
7.    Balance Sheet Components
Certain balance sheet components are as follows (in thousands):

	February 28, 2026	May 31, 2025
Prepaid expenses and other current assets
Short term equipment deposit	$380,824	$—
Deferred issuance costs	2,800	5,469
Short term lease incentive	4,380	1,290
Prepaid expenses	14,136	1,421
Other current assets	76,565	1,472
Total Prepaid expenses and other current assets	$478,705	$9,652

	February 28, 2026	May 31, 2025
Other assets
Long term lease incentive	$201,810	$84,416
Restricted cash	178,810	7,000
Deposits on assets & construction	40,424	69,500
Deferred construction costs	12	45
Deferred lease costs	12,566	7,342
Derivative assets (1)	98,833	—
Investments in other companies (2)	43,620	6,073
Investment in related party (3)	2,000	—
Other	15,633	4,977
Total Other assets	$593,708	$179,353
(1)Balance as of February 28, 2026 consists of the fair value of derivative assets related to the preferred units and corresponding common units held by APLD HPC TopCo 2’s noncontrolling interest. See Note 13 - Temporary Equity and Note 8 - Derivative Assets for further discussion.
(2)Includes $20.9 million of warrants and $4.4 million of common shares issued by B&W to the Company in association with the Company’s investment in B&W. See further discussion of the transaction in Note 8 - Derivative Assets. The balance also includes a $15.0 million investment by the Company in Corintis SA (“Corintis”) in exchange for Series A1 preferred shares, approximating 6% of Corintis’s outstanding equity. The Series A1 preferred shares are convertible preferred shares with no redemption rights. The investment in Corintis will be accounted for at cost under ASC 321 as it is an equity security without a readily determinable fair value and will be evaluated quarterly for impairment indicators. There were no impairment indicators during the quarter.
(3)Includes a $2.0 million investment in Base Electron. See further discussion of the transaction in Note 5 - Related Party Transactions.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026

	February 28, 2026	May 31, 2025
Accrued liabilities
Accrued construction payables	$266,709	$—
Accrued expenses	42,656	23,354
Accrued interest	64,323	2,694
Other accrued liabilities	3,297	4,073
Total Accrued liabilities	$376,985	$30,121

	February 28, 2026	May 31, 2025
Other current liabilities
Construction retainer	$65,494	$19,338
Other	24	93
Total Other current liabilities	$65,518	$19,431
8.    Derivative Assets
APLD HPC TopCo 2’s Noncontrolling Interest
The preferred units and corresponding common units associated with APLD HPC TopCo 2’s noncontrolling interest were determined to have embedded derivative features, the Redemption features and the Contingent Dividend Rate Increase feature, requiring bifurcation and remeasurement at fair value at each reporting date, with the changes in fair value recorded through earnings. The Redemption features are inclusive of the Investor put option upon a Sale, APLD Holdings call option, and the Distribution Redemptions (all as defined within the A&R UPA). Due to these redemption rights, at each balance sheet date, the Company is required to adjust the carrying value of the derivatives to fair value and record any changes in fair value within earnings. The Company engaged a third party valuation specialist in determining the value of the embedded derivatives using a binomial lattice model, which includes Level 3 unobservable inputs. The key inputs used were the estimated credit spread of the associated preferred stock and corresponding common units, volatility, and risk-free rate of the derivative assets:

	October 6, 2025	December 9, 2025	February 28, 2026
Expected maturity date	October 6, 2032	October 6, 2032	October 6, 2032
Credit spread (annual)	9.00%	9.50%	9.62%
Yield volatility	35.00%	35.00%	35.00%
Put right/trigger event	de minimus	de minimus	de minimus
Risk-free rate	USD Yield Curve	USD Yield Curve	USD Yield Curve
Number of time-steps	100	100	100
As of February 28, 2026, the derivative assets were fair valued at $98.8 million. During the three and nine months ended February 28, 2026, the Company recorded a gain on change in fair value of derivatives of $3.3 million for each of the periods on the unaudited condensed consolidated statement of operations.
B&W Warrants

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
On November 4, 2025, the Company and B&W entered into an agreement under which the Company contributed $2.0 million to B&W in exchange for 500,000 shares of B&W’s common stock and a warrant to purchase 2.6 million shares of B&W’s common stock with an exercise price of $4.11 (the “Initial Warrant”). Additionally, under the agreement, to incentivize the Company to execute a definitive agreement with B&W related to B&W designing and installing natural gas technology that will provide one gigawatt of efficient energy for an APLD AI data center, B&W agreed to issue an additional warrant to purchase 7,860,000 shares of common stock for $4.11 per share (the “Additional Warrant”) to the Company upon execution of such a definitive agreement. During the quarter ended February 28, 2026, a definitive agreement was executed between Base Electron and B&W, with the Company as the guarantor. See Note 5 - Related Party Transactions.
The warrants were determined to be derivative assets and were required to be measured at fair value at issuance under ASC 815. They will be remeasured at fair value at each reporting date with changes in fair value reported on the unaudited condensed consolidated statement of operations. To allocate the initial contribution between the common stock and the warrants, the Company determined the fair value of each and utilized the relative fair value allocation method. The B&W warrants are measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, contractual term, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the B&W Warrants are based on the following significant inputs:

	November 4, 2025	February 28, 2026
Time to expiry	7 years	6.68 years
Stock price	$3.74	$8.86
Volatility	115.0%	107.5%
Risk-free rate	3.84%	3.65%
Dividend yield	—%	—%

During the three and nine months ended February 28, 2026, the Company recorded gains of $6.1 million and $19.2 million, related to the change in fair value of derivatives, respectively, on the unaudited condensed consolidated statement of operations.
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
As previously disclosed, on January 13, 2025, APLD HPC Holdings LLC (formerly, APLD ELN-02 Holdings LLC), an indirect wholly owned subsidiary of the Company, entered into a Unit Purchase Agreement (the “UPA”) for its HPC Hosting Business with MIP VI HPC Holdings, LLC, an affiliate of Macquarie Asset Management (“MAM”). On February 11, 2025, APLD HPC Holdings LLC novated and assigned its rights, title and interests and duties, liabilities and obligations under the UPA to APLD HPC TopCo LLC, an indirect wholly-owned subsidiary of the Company (“TopCo 1”). On October 3, 2025, the Company, TopCo 1, APLD HPC TopCo 2 LLC, an indirect wholly-owned subsidiary of the Company, and MIP HPC Holdings, LLC (formerly, MIP VI HPC Holdings, LLC) entered into an Amended and Restated Unit Purchase Agreement (the “A&R UPA”).
On October 6, 2025, TopCo 2, completed the initial closing under its A&R UPA, selling 112,500 preferred units for $112.5 million and issuing 75,000 common units representing 7.5% of its fully diluted common equity. In addition,

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
pursuant to the A&R UPA, on October 6, 2025, the Company issued warrants to purchase an aggregate of 2.4 million shares of the Company’s common stock as described in Note 11 - Warrants. On November 25, 2025, TopCo 2 completed a second closing under its A&R UPA, selling 450,000 preferred units for $450.0 million. On December 9, 2025, TopCo 2 completed a third closing under its A&R UPA, selling 337,500 preferred units for $337.5 million and issuing an additional 27,778 common units. This brought the total amount funded to date under the A&R UPA to $900.0 million as of quarter-end and MIP HPC Holdings, LLC holdings to 10% of TopCo 2’s fully diluted common equity. The issuance of the preferred units at closing resulted in a redeemable noncontrolling interest - see Note 13 - Temporary Equity for further discussion.
The purpose of TopCo 2 is to design, build and operate high-performance, sustainably engineered data centers and colocation services for artificial intelligence, cloud, and networking workloads in North Dakota. TopCo 2 is a bankruptcy-remote legal entity with separate assets and liabilities. The creditors of TopCo2 have recourse to the Company’s assets and general credits. The following table presents the assets and liabilities held by TopCo 2 as of February 28, 2026, which are included in the unaudited condensed consolidated balance sheets (in thousands):

February 28, 2026
Assets:
Cash and cash equivalents	$1,364,118
Restricted cash	179,820
Accounts receivable	8,329
Prepaid expenses and other current assets	469,040
Property and equipment, net	2,752,211
Other assets	506,191
Total assets	$5,279,709

Liabilities:
Accounts payable	$332,849
Accrued liabilities	355,340
Current portion of debt	11
Current deferred revenue	12,293
Other current liabilities	65,489
Long-term debt	2,276,420
Total liabilities	$3,042,402
Third-party equity ownership interests in APLD HPC TopCo 2 LLC represents a noncontrolling interest and is presented as temporary equity in the unaudited condensed consolidated balance sheets separate from the Company’s stockholders’ equity. The amount of net income (loss) attributable to noncontrolling interests is disclosed in the unaudited condensed consolidated statement of operations.
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
For the Three and Nine Months Ended February 28, 2026
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
Settlement of Prepaid Forward Transaction
On November 3, 2025, the Company’s Prepaid Forward Transaction associated with the Convertible Notes matured and the Company received 7,165,300 shares of common stock which are now held in treasury stock as of February 28, 2026.
11.    Warrants
A summary of warrant activity for the nine months ended February 28, 2026 is presented below:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at May 31, 2025	18,097,718	$7.63	8.52
Granted	10,793,611	10.20	8.52
Forfeited	—	—	—
Exercised	(800,300)	7.83	—
Outstanding at February 28, 2026	28,091,029	$8.61	8.11
AI Warrants
The Company issued warrants to purchase up to 3,000,000 shares of Common Stock related to the AI Bridge Loan during the fiscal year ended May 31, 2024 (the “AI Warrants”). The AI Warrants are exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years. 1,500,000 AI Warrants have an exercise price of $10.00 per share of Common Stock and 1,500,000 AI Warrants have an exercise price of $7.50 per share of Common Stock. As of February 28, 2026, all of the AI Warrants were outstanding.
Macquarie Warrants
On November 27, 2024, as partial consideration for the Macquarie Promissory Note, the Company issued warrants to purchase up to 1,035,197 shares of the Company’s common stock. The Macquarie Warrants are exercisable from and after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash. The Macquarie Warrants survived the termination of the Macquarie Promissory Note and remain outstanding as of February 28, 2026.
STB Warrant
On February 27, 2025, the Company issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $7.83 per share (the “STB Warrant”) for consideration of $50,000. The warrant is exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date. As of February 28, 2026, 800,000 of the STB Warrants have been exercised for $6.3 million.
CoreWeave Warrants
On May 28, 2025, in connection with the entry into the data center leases with CoreWeave (the "CoreWeave Leases"), the Company issued to CoreWeave a warrant (the “CoreWeave Warrant”) to acquire up to 13,062,521 shares of the Company's

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
common stock at an exercise price of $7.19 per share, subject to adjustment in accordance with the terms and conditions set forth in the CoreWeave Warrant. The CoreWeave Warrant is exercisable upon issuance, upon payment of the applicable exercise price in cash or through cashless exercise for a period of 10 years. As of February 28, 2026, 300 warrant shares have been exercised through cashless exercise.
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
For the Three and Nine Months Ended February 28, 2026
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
As of February 28, 2026, the Company had issued awards of approximately 23.2 million shares of common stock of the Company under the 2022 Plans, 18.9 million under the 2024 Plan, and 600,000 shares of common stock outside of either plan, related to an employment inducement award. As of February 28, 2026, there are approximately 6.6 million shares of common stock available for issuance under the 2024 Plan. During the three months ended February 28, 2026, under the 2024 Plan, the Company issued 100,000 shares to certain consultants as settlement for work performed.
The Company capitalizes a portion of stock-based compensation costs for employees who work directly on construction and development of the Company's data centers. The Company recognized stock-based compensation associated with the 2022 and 2024 Plans as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Cost of revenue	$1,089	$502	$2,724	$1,990
Selling, general, and administrative	47,932	8,668	88,961	7,415
Capitalized (1)	1,128	521	3,056	828
Total stock-based compensation	$50,149	$9,691	$94,741	$10,233
(1)Capitalized to CIP in the unaudited condensed consolidated balance sheets.
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards granted during the nine months ended February 28, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2025	271,444	$3.55
Granted	—	—
Vested	(15,397)	4.33
Forfeited	—	—
Outstanding as of February 28, 2026	256,047	$3.50
As of February 28, 2026, total remaining expense to be recognized related to these awards was $0.6 million and the weighted average remaining recognition period for the unvested awards was 1.2 years.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted during the nine months ended February 28, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2025	6,659,830	$6.56
Granted	5,532,549	25.16
Vested	(3,337,514)	8.80
Forfeited	(253,713)	8.76
Outstanding as of February 28, 2026	8,601,152	$17.60
As of February 28, 2026, total remaining expense to be recognized related to these awards was $134.4 million and the weighted average remaining recognition period for the unvested awards was 2.7 years.
Performance Stock Units
Performance stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of performance goals and continued employment during the vesting period (provided that the PSUs may remain outstanding and eligible to vest following certain terminations during the vesting period). PSUs granted by the Company vest depending on the achievement of Company and individual performance financial, operational and/or market-price driven measures, which must occur on or prior to the deadline set forth in each applicable PSU aware. The fair value of PSUs, except PSUs for which vesting is based on the market price, is based on the closing price on the date of grant. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance conditions and the number of awards expected to vest.
PSUs that Vest Based on Market Price
On January 6, 2026, the Company granted the CEO 4.5 million PSUs with market-price based and service-based vesting conditions. The awards vest based on the achievement of certain stock price targets as well as his continued employment with the Company (except that continued employment is not required if his employment is terminated by the Company without “cause,” he resigns for “good reason,” he dies or incurs a “disability,” or the Company elects not to renew his employment term). The total grant date fair value of the awards was determined to be $122.1 million, with each tranche of the awards representing approximately $42.7 million, $40.6 million, and $38.8 million of the total expense, respectively.
The fair value of the PSUs was calculated on the grant date using a Monte Carlo simulation model. The estimated fair value was based on the following significant inputs:

January 6, 2026
Valuation date stock price	$30.26
Simulation term	5.0 years
Expected volatility	100.62%
Risk free rate	3.69%
Dividend yield	—%

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
The following is a summary of the activity and balances for unvested performance stock units granted during the nine months ended February 28, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2025	7,207,500	$6.59
Granted	7,485,000	29.42
Vested	—	—
Forfeited	—	—
Outstanding as of February 28, 2026	14,692,500	$18.22
As of February 28, 2026, total remaining expense to be recognized related to these awards was $202.9 million and the weighted average remaining recognition period for the unvested awards was 2.7 years.
13.    Temporary Equity
Preferred Stock
The following is a summary of the activity and balances for preferred stock during the three and nine months ended February 28, 2025 (in thousands, other than share data):

	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of November 30, 2024	301,673	$6,932	43,000	$43,000	6,359	$5,850
Issuances, net of costs	—	—	—	—	33,404	30,437
Conversions	—	—	(43,000)	(43,000)	—	—
Redemptions	—	—	—	—	—	—
Outstanding as of February 28, 2025	301,673	$6,932	—	$—	39,763	$36,287

	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of May 31, 2024	—	$—	—	$—	—	$—
Issuances, net of costs	301,673	6,932	53,191	48,350	39,763	36,287
Conversions	—	—	(53,191)	(48,350)	—	—
Redemptions	—	—	—	—	—	—
Outstanding as of February 28, 2025	301,673	$6,932	—	$—	39,763	$36,287

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
The following is a summary of the activity and balances for preferred stock during the three and nine months ended February 28, 2026 (in thousands, other than share data):

	Series E Redeemable Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of November 30, 2025	281,673	$6,432	62,260	$56,796	43,250	$41,990
Issuances, net of costs	—	—	—	—	154,500	149,927
Conversions	—	—	—	—	(197,750)	(191,917)
Redemptions	—	—	(71)	(68)	—	—
Outstanding as of February 28, 2026	281,673	$6,432	62,189	$56,728	—	$—

	Series E Redeemable Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of May 31, 2025	301,673	$6,932	62,485	$57,011	78,000	$72,094
Issuances, net of costs	—	—	—	10	758,550	728,120
Conversions	—	—	—	—	(836,550)	(800,214)
Redemptions	(20,000)	(500)	(296)	(293)	—	—
Outstanding as of February 28, 2026	281,673	$6,432	62,189	$56,728	—	$—
Series E Redeemable Preferred Stock
During the fiscal year ended May 31, 2025, the Company closed on four offerings of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). The Company sold total shares of 301,673 for proceeds of $6.9 million net of issuance costs of $0.6 million. The Series E Preferred Stock offering was terminated on August 9, 2024.
The shares of Series E Preferred Stock have no voting or conversion rights. Holders of the Series E Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and nine months ended February 28, 2026, the Company declared and paid approximately $158,000 and $498,000, respectively, of dividends related to Series E Preferred Stock as presented on the unaudited condensed consolidated statement of operations while during the three and nine months ended February 28, 2025, approximately $170,000 and $440,000, respectively, of dividends were declared and paid.
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
For the Three and Nine Months Ended February 28, 2026
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
The Company may also redeem shares of Series E Preferred Stock after the second anniversary of the original issuance date, with a minimum notice of 10 days, at the Company Optional Redemption Settlement Amount, which is equal to the Series E Stated Value per share plus any unpaid and accrued dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Company Optional Redemption Settlement Amount divided by the closing price per share of the common stock on the date of the Company Optional Redemption exercise, subject to the Share Cap. During the nine months ended February 28, 2026, 20,000 shares of Series E Preferred Stock were redeemed.
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
The shares of Series E-1 Preferred Stock have no voting or conversion rights. Holders of the Series E-1 Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum of the Series E-1 Stated Value. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends on the shares of Series E-1 Preferred Stock must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the three and nine months ended February 28, 2026, the Company declared and paid approximately $1.4 million and $4.2 million, respectively of dividends related to the Series E-1 Preferred Stock as presented on the unaudited condensed consolidated statements of operations while during the three and nine months ended February 28, 2025, approximately $370,000 and $418,000, respectively, of dividends were declared and paid.
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
The Company may also redeem shares of the Series E-1 Preferred Stock after the second anniversary of the Original Issuance Date, with a minimum notice of 10 days, at a redemption price equal to the Series E-1 Stated Value plus any accrued but unpaid dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Settlement Amount divided by the closing price per share of the common stock on the last trading day prior to the date upon which notice was provided to the holder, subject to the Share Cap, if applicable. During the nine months ended February 28, 2026, 296 shares of Series E-1 Preferred Stock were redeemed.
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
For the Three and Nine Months Ended February 28, 2026
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
On October 21, 2025, the Company entered into the fourth amendment (the “Fourth Amendment”) to the PEPA to, among other things: (i) increase the aggregate commitment amount of the shares of Series G Preferred Stock, from $590.0 million to $1.59 billion; (ii) subject to waiver by a majority-in-interest of the investors, (a) set the maximum put issuance amount to $75.0 million per issuance, (b) set the limit to one put issuance per seven (7) business day period, and (c) set the maximum aggregate stated value of Series G Preferred Stock outstanding at any one time to $75.0 million; (iii) increase the original discount from 2% to 3%; (iv) eliminate the placement agent fee; and (v) eliminate the prohibition on Variable Rate Transactions (as defined in the PEPA). On October 21, 2025, in connection with the entry into the Fourth Amendment, the the Company filed an amendment (the “Fifth CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended on each of August 14, 2025, September 11, 2025, September 25, 2025 and October 14, 2025 (as amended, the “Certificate of Designations”). The Fifth CoD Amendment amended the Certificate of Designations to, among other things, (i) increase the authorized shares of Series G Preferred Stock from 204,000 shares to 1,030,000 shares, and (ii) increase the limit below which the Floor Price (as defined in Section 1.5(c)(ii) of the Certificate of Designations) may not be reduced from $4.33 to $4.48. In addition, under the Fifth CoD Amendment, the Company’s Board of Directors may increase or decrease the applicable Floor Price with respect to any put, at its sole discretion.
As Series G Preferred Stock may be reissued, during the three and nine months ended February 28, 2026, the Company issued and sold 154,500 and 758,550 shares of Series G Preferred Stock, respectively, for gross proceeds of $150.0 million and $740.0 million, respectively. During the three and nine months ended February 28, 2026, 197,750 and 836,550 shares

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
of Series G Preferred Stock, respectively, were converted into 5.6 million and 49.2 million shares of the Company’s common stock, respectively. As of February 28, 2026, no shares of Series G Preferred Stock were issued and outstanding.
Redeemable Noncontrolling Interest
APLD HPC TopCo 2 LLC
As discussed within Note 9 - Variable Interest Entity above, APLD HPC TopCo 2 LLC (“TopCo 2”) completed three closings under its A&R UPA as of February 28, 2026, issuing 900,000 preferred units and 102,778 corresponding common units for $900.0 million to MIP HPC Holdings, LLC, which resulted in a redeemable noncontrolling interest.
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
The preferred units and corresponding common units were determined to have embedded derivative features, the Redemption features and the Contingent Dividend Rate Increase feature, requiring bifurcation and remeasurement at fair value at each reporting date, with the changes in fair value recorded through earnings. The Redemption features are inclusive of the Investor put option upon a Sale, APLD Holdings call option, and the Distribution Redemptions (all as defined within the A&R UPA). The Company engaged a third party valuation specialist in determining the value of the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
embedded derivatives using a binomial lattice model, which includes Level 3 unobservable inputs. See Note 8 - Derivative Assets for further details. As the noncontrolling interest has embedded features that require bifurcation, the fair value at issuance was allocated between the components. As such, the net proceeds were first allocated to the derivatives at their fair value. The remainder of the proceeds were then allocated to the warrants and noncontrolling interests based on their relative fair values.
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
Net loss attributable to MIP HPC Holdings, LLC was $28.7 million and $31.9 million for the three and nine months ended February 28, 2026, respectively. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's unaudited condensed consolidated statements of operations.
The carrying value of the noncontrolling interest was $923.1 million as of February 28, 2026. There was no noncontrolling interest at May 31, 2025. The change in noncontrolling interest consists of $891.0 million of contributions from noncontrolling interest, net of costs, $32.0 million of preferred stock dividends paid in-kind, and $0.1 million in current year net income attributable to non-controlling interest.
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
For the Three and Nine Months Ended February 28, 2026
option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below (in thousands):

Minimum Contracted Payments
FY26	$36,000
FY27	479,540
FY28	855,950
FY29	883,279
FY30	908,393
Thereafter	12,351,943
Total	$15,515,105
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
Components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Operating lease cost:
Operating lease expense	$1,109	$9,889	$1,457	$27,771
Short-term lease expense	13	166	1,002	251
Total operating lease cost	1,122	10,055	2,459	28,022
Finance lease expense:
Amortization of right-of-use assets(1)	5,455	15,792	11,983	70,443
Interest on lease liabilities	715	5,064	1,735	14,343
Total finance lease cost	6,170	20,856	13,718	84,786
Variable lease cost	588	795	2,018	1,829
Total net lease cost	$7,880	$31,706	$18,195	$114,637
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
The following table represents the Company’s future minimum lease payments as of February 28, 2026:

	Operating Leases	Finance Leases	Total
FY26	$5,484	$14,951	$20,435
FY27	22,163	51,069	73,232
FY28	22,650	10,968	33,618
FY29	17,152	—	17,152
FY30	3,536	—	3,536
Thereafter	—	—	—
Total lease payments	70,985	76,988	147,973
Less: imputed interest	(7,833)	(5,335)	(13,168)
Total lease liabilities	63,152	71,653	134,805
Less: Current portion of lease liability	(18,101)	(51,151)	(69,252)
Long-term portion of lease liability	$45,051	$20,502	$65,553
Supplemental cash flow and other information related to leases is as follows:

	Nine Months Ended
	February 28, 2026	February 28, 2025
Weighted-average years remaining (in years):
Operating leases	2.6 years	2.9 years
Finance leases	2.1 years	3.5 years

Weighted-average discount rate:
Operating leases	7.6%	7.7%
Finance leases	9.9%	10.5%
15.    Commitments and Contingencies
Commitments
Energy Contracts
As of February 28, 2026, the Company had a minimum commitment of approximately $26.2 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility payable over, approximately, the next 0.9 years.
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
B&W Guarantee
The Company is party to a Guarantee (the “Guarantee”) in favor of The Babcock & Wilcox Company (“B&W”), pursuant to which it has agreed to unconditionally and irrevocably guarantee the full and timely performance by Base Electron, Inc., a Nevada corporation (“Base Electron”), of its obligations under a Design-Build Agreement, dated February 26, 2026, by and between Base Electron and B&W (the “Design-Build Agreement”). The Design-Build Agreement contemplates the engineering, procurement, construction and commissioning of a power generation facility with an expected nameplate capacity of approximately 1.2 GW anticipated to expand power and capacity supplied to the grid and utility customers in the MISO region.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
The Company may, in its sole discretion, terminate the Guarantee and all of its existing and future obligations thereunder upon the occurrence of any one of the following events, (i) the listing of Base Electron’s equity securities on a national securities exchange, (ii) the consummation by Base Electron of a financing transaction resulting in gross proceeds of at least $50 million (provided that Base Electron is current in its payments to B&W), or (iii) the payment by the Company of a termination fee equal to either $50 million (if paid by August 1, 2026 and Base Electron is current in its payments to B&W) or $100 million. As of February 28, 2026, no liability has been recognized in the unaudited condensed consolidated financial statements, as the Company has determined that the likelihood of Base Electron failing to perform or the Company terminating the Guarantee is not probable.
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
For the Three and Nine Months Ended February 28, 2026
The Company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable action were to occur, it is possible that the impact could be material to the Company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
As of February 28, 2026, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
16.    Business Segments
The Company's business is made up of three operating segments: the Data Center Hosting Business, Cloud Services Business, and the HPC Hosting Business. These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker ("CODM"), which is the Company’s Chief Executive Officer.
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
The Company does not allocate interest (income) expense, net, gain on change in fair value of derivatives, gain on change in fair value of investment, loss on conversion of debt, loss on change in fair value of debt, loss on extinguishment of debt, loss on change in fair value of warrants or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance. The "Other" includes corporate related items not allocated to reportable segments for purposes of making operating decisions or assessing financial performance.
The following tables present segment information, including revenue by segment and segment profit (loss) for the three months ended February 28, 2026 and February 28, 2025 (in thousands):

	Three Months Ended February 28, 2026
	Data Center Hosting Business	Cloud Services Business	HPC Hosting Business
Revenue	$37,542	$18,087	$71,008
Costs and expenses:
Cost of revenues	22,992	6,282	43,558
Selling, general and administrative (1)	688	4,242	9,885
Loss on classification of held for sale	—	59,650	—
Loss on abandonment of assets	3	107	—
Total costs and expenses	23,683	70,281	53,443
Segment profit (loss)	$13,859	$(52,194)	$17,565
(1)Does not include selling, general and administrative expense that is not allocated to reportable segments, such as certain amounts of stock-based compensation, personnel expenses, and professional service expenses.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026

	Three Months Ended February 28, 2025
	Data Center Hosting Business	Cloud Services Business	HPC Hosting Business
Revenue	$35,167	$17,754	$—
Costs and expenses:
Cost of revenues	25,664	23,342	45
Selling, general and administrative (1)	723	4,720	177
Total costs and expenses	26,387	28,062	222
Segment profit (loss)	$8,780	$(10,308)	$(222)
(1)Does not include selling, general and administrative expense that is not allocated to reportable segments, such as certain amounts of stock-based compensation, personnel expenses, and professional service expenses.
The following tables present segment information, including revenue by segment and segment profit (loss) for the nine months ended February 28, 2026 and February 28, 2025 (in thousands):

	Nine Months Ended February 28, 2026
	Data Center Hosting Business	Cloud Services Business	HPC Hosting Business
Revenue	$117,059	$53,207	$182,296
Costs and expenses:
Cost of revenues	78,554	12,690	144,189
Selling, general and administrative (1)	2,138	5,188	23,921
Loss on classification of held for sale	—	59,650	—
Loss on abandonment of assets	515	598	1,240
Total costs and expenses	81,207	78,126	169,350
Segment profit (loss)	$35,852	$(24,919)	$12,946
(1)Does not include selling, general and administrative expense that is not allocated to reportable segments, such as certain amounts of stock-based compensation, personnel expenses, and professional service expenses.

	Nine Months Ended February 28, 2025
	Data Center Hosting Business	Cloud Services Business	HPC Hosting Business
Revenue	$104,254	$71,313	$—
Related party revenue	1,926	—	—
Total segment revenue	106,180	71,313	—
Costs and expenses:
Cost of revenues	70,607	91,359	100
Selling, general and administrative (1)	2,290	11,882	8,922
Gain on classification of held for sale	(24,616)	—	—
Loss on abandonment of assets	718	—	—
Total costs and expenses	48,999	103,241	9,022
Segment profit (loss)	$57,181	$(31,928)	$(9,022)
(1)Does not include selling, general and administrative expense that is not allocated to reportable segments, such as certain amounts of stock-based compensation, personnel expenses, and professional service expenses.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
The following tables present the reconciliation to net loss before income tax expense (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Segment profit
Data Center Hosting Business	$13,859	$8,780	$35,852	$57,181
Cloud Services Business	(52,194)	(10,308)	(24,919)	(31,928)
HPC Hosting Business	17,565	(222)	12,946	(9,022)
Total segment (loss) profit	(20,770)	(1,750)	23,879	16,231
Other (1)	(64,897)	(17,193)	(135,522)	(44,305)
Operating loss	(85,667)	(18,943)	(111,643)	(28,074)
Interest (income) expense, net	(2,387)	8,897	18,883	23,687
Gain on change in fair value of derivatives	(9,417)	—	(22,543)	—
Gain on change in fair value of investment	(3,305)	—	(6,072)	—
Loss on conversion of debt	—	—	—	33,612
Loss on change in fair value of debt	—	—	—	85,439
Loss on change in fair value of warrants	—	6,421	—	6,421
Loss on extinguishment of debt	—	1,177	—	1,177
Net loss before income tax expense	$(70,558)	$(35,438)	$(101,911)	$(178,410)
(1)Other includes corporate related items not allocated to reportable segments.
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Depreciation and amortization:
Data Center Hosting Business	$3,363	$3,333	$10,101	$9,990
Cloud Services Business	2,289	14,403	2,289	66,355
HPC Hosting Business	14,415	982	19,828	3,056
Other (1)	746	60	1,334	183
Total depreciation and amortization (2)	$20,813	$18,778	$33,552	$79,584
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	February 28, 2026	May 31, 2025
Data Center Hosting Business	$119,634	$141,764
Cloud Services Business	255,986	304,466
HPC Hosting Business	5,441,305	1,363,341
Total segment assets	5,816,925	1,809,571
Other (1)	429,893	60,519
Total assets	$6,246,818	$1,870,090
(1)Other includes corporate related items not allocated to reportable segments.
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
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net loss	$(70,556)	$(35,555)	$(101,932)	$(178,528)
Net loss attributable to redeemable noncontrolling interest	(28,747)	—	(31,910)	—
Preferred dividends	(1,558)	(540)	(4,705)	(1,213)
Net loss attributable to common stockholders	$(100,861)	$(36,095)	$(138,547)	$(179,741)

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(0.16)	$(0.51)	$(0.93)
Basic and diluted weighted average number of shares outstanding	281,982,553	222,454,578	271,670,830	193,405,721
As of February 28, 2026 and February 28, 2025, the Company had approximately 23.5 million and 10.9 million shares, respectively, of granted but unvested restricted stock awards, performance stock units, and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of February 28, 2026 and February 28, 2025, the Company had approximately 2.5 million and 5.9 million shares, respectively, associated with the Company’s preferred stock which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Additionally, the Company had approximately 28.1 million and 4.0 million warrants outstanding as of February 28, 2026 and February 28, 2025, respectively, which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive. Lastly, if the Company's Convertible Notes were converted into shares of the Company's common stock as of February 28, 2026, approximately 46.1 million shares were excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
18.    Subsequent Events
2031 Senior Secured Notes
On March 10, 2026, our subsidiary APLD ComputeCo 2 LLC, closed a $2.15 billion offering (the “2031 Notes Offering”) of 6.750% senior secured notes due 2031 (the “2031 Notes”) at an issue price of 98.000%. The 2031 Notes were issued and sold in a private offering to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The 2031 Notes are senior secured obligations of APLD ComputeCo 2 LLC and bear interest at a rate of 6.750% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The principal amount of the 2031 Notes will amortize on a semi-annual basis on March 15 and September 15 of each year, in amounts set forth in the Indenture. The 2031 Notes will mature on March 15, 2031, unless earlier redeemed or repurchased in accordance with their terms. The 2031 Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo 2. The Company provided a customary completion guarantee for the 2031 Notes Offering. The gross proceeds from the 2031 Notes Offering were deposited into a segregated escrow account pending the execution of an electric service agreement with certain providers on the terms and conditions of a related escrow agreement. Once the escrow release condition thereunder is satisfied, the escrowed funds will be released into the project accounts to fund the development and construction of the facilities. If the escrow release condition is not satisfied on or prior to June 30, 2026, or is deemed incapable of being satisfied by such date, the 2031 Notes will be subject to a special mandatory redemption at a price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest.
B&W Warrants
On November 4, 2025, the Company and Babcock & Wilcox Enterprises (“BWE”) entered into an agreement under which the Company contributed $2.0 million to BWE in exchange for 500,000 shares of BWE’s common stock and warrants to purchase 2,600,000 shares of BWE’s common stock with an exercise price of $4.11 (the “Initial Warrants”). Additionally, under the agreement, to incentivize the Company to execute a definitive agreement with B&W related to B&W designing and installing natural gas technology that will provide one gigawatt of efficient energy for an APLD AI data center, BWE agreed to issue additional warrants to purchase 7,860,000 shares of common stock for $4.11 per share (the “Additional Warrants”) to the Company upon execution of such a definitive agreement between B&W and the Company. As described in Note 5 - Related Party Transactions and Note 8 - Derivative Assets, on February 26, 2026 a definitive agreement was executed between Base Electron and B&W, with the Company as the guarantor. Subsequent to the end of the quarter, the Company entered into an Assignment and Assumption Agreement, by and among the Company, Base Electron, BWE and B&W, pursuant to which the Company partially assigned its rights with respect to the Additional Warrants (such partial assignment representing the right to purchase up to 5,230,000 shares of BWE common stock) to Base Electron. The warrants were assigned by the Company to Base Electron in connection with Base Electron’s entry into a Design-Build Agreement with B&W. On March 18, 2026, the Company received the remaining Additional Warrants (representing the right to purchase up to 2,630,000 shares of BWE common stock). Base Electron is an independent power producer owned and managed by a combination of third parties, as well as certain officers and directors of the Company acting in their individual capacities, for the purpose of developing stabilized power generation and infrastructure to support the broader AI industry.
CoreWeave Restructuring Agreements
On March 30, 2026, the Company and CoreWeave amended the lease for Building 2 (the “ELN-02 Parent Lease”) to suspend the term for two of the four data halls covered by the lease (the “ELN-02 Parent Lease Amendment”) and the Company entered into a new data center lease with CoreWeave Compute Acquisition Co. VIII, LLC (“CoreWeave SPV”), a wholly owned subsidiary of CoreWeave, for those same two data halls on substantially the same terms as the ELN-02 Parent Lease (the “ELN-02 SPV Lease”). The ELN-02 SPV Lease is conterminous with the initial term of the ELN-02

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended February 28, 2026
Parent Lease. Upon the expiration or earlier termination of the ELN-02 SPV Lease, the suspended term under the ELN-02 Parent Lease will resume and all four data halls of Building 2 will once again be governed by the ELN-02 Parent Lease.
As further credit enhancement, CoreWeave delivered to APLD ELN-02 LLC an Unconditional Springing Guaranty of Payment and Performance (the “ELN-02 Guaranty”) in connection with CoreWeave SPV’s obligations under the ELN-02 SPV Lease.
CoreWeave is obligated to provide a letter of credit in the amount of $50,000,000 to secure obligations under the ELN-02 Parent Lease within 30 days of March 30, 2026.
In addition, on March 30, 2026, CoreWeave entered into an Assignment, Assumption and Consent Agreement with CoreWeave SPV and APLD ELN-03 LLC (the “Assignment Agreement”), assigning all of CoreWeave’s rights and obligations under its lease with the Company for Building 3 (the “ELN-03 Parent Lease”) to CoreWeave SPV for the remaining term of the ELN-03 Parent Lease and releasing CoreWeave from the ELN-03 Parent Lease. In addition, CoreWeave also provided an Unconditional Springing Guaranty of Payment and Performance in connection with CoreWeave SPV’s obligations under the ELN-03 Parent Lease (the “ELN-03 Guaranty”), similar to the ELN-02 Guaranty.

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
These statements are based on our management’s beliefs and assumptions, which are based on currently available information. Our actual results, and the assumptions on which we relied, could prove materially different from our expectations. You are cautioned not to place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. There are a number of important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:
•our ability to complete construction of our HPC facilities at each of the Polaris Forge, Polaris Forge 2 and Delta Forge 1 campuses;
•our dependence on principal customers, including our ability to execute leases with key customers, including leases for our data center campuses;
•our ability to close the sale of our Cloud Services Business;
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
•our ability to timely and successfully build new data center facilities with the appropriate contractual margins and efficiencies;
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
A comparison of our results of operations and cash flows for the three and nine months ended February 28, 2025 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, filed with the SEC on April 14, 2025.
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
Business Overview
We are a U.S. designer, developer, and operator of high-performance, sustainably engineered data centers and colocation services for artificial intelligence (“AI”), networking, and blockchain workloads. Headquartered in Dallas, TX, and founded in 2021, the Company combines hyperscale expertise, proprietary waterless cooling, and rapid deployment capabilities to deliver secure, scalable compute at industry-leading speed and efficiency, while creating economic opportunities in underserved communities through its award-winning Polaris Forge AI Factory model. We operate in three distinct business segments, data center hosting (the "Data Center Hosting Business"), cloud services (the “Cloud Services Business”) and HPC data center hosting (the "HPC Hosting Business"), all of which are included in our consolidated financial statements and continuing operations, as further discussed below. Management considers the Data Center Hosting Business and the HPC Hosting Business to be its core operations for long-run strategic and performance evaluation purposes.
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
In the fourth quarter of fiscal year 2025, we determined that the Cloud Services Business, which operates primarily through our wholly-owned subsidiary, Applied Digital Cloud Corporation, met the criteria to be classified as “held for sale.” As a sale would represent a strategic shift for the Company the Cloud Services Business was classified as discontinued operations.
On December 30, 2025, the Company announced it had entered into a non-binding term sheet for a proposed business combination of the Cloud Services Business with EKSO Bionics Holdings, Inc. (Nasdaq: EKSO) (“EKSO”), which, once closed, will go forward as ChronoScale Corporation (“ChronoScale”), an accelerated compute platform purpose-built to support AI workloads (the “Proposed Transaction”).
On February 15, 2026, APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly owned subsidiary of APLD Intermediate (“Contributor”), each a wholly owned direct or indirect subsidiary of the Company, and Applied Digital Cloud Corporation, which at the time of the closing of the Proposed Transaction, will be a wholly owned subsidiary of Contributor, entered into a Contribution and Exchange Agreement with EKSO (the “Contribution and Exchange Agreement”) for purposes of consummating the Proposed Transaction (the “Business Combination”), as a result of which (i) Applied Digital Cloud Corporation will become a wholly owned subsidiary of Ekso, (ii) Ekso will, immediately after the consummation of the Business Combination, continue as the parent of the combined company, and (iii) Ekso will change its name to ChronoScale.
During the quarter ended February 28, 2026, we determined that the Cloud Services Business, which had previously been classified and reported as held for sale in accordance with ASC 360-10 and discontinued operations in accordance with ASC 205-20, no longer met the criteria for classification as held for sale and discontinued operations due to the Company entering into the Contribution and Exchange Agreement.
We have restated our comparative financial statements for prior periods to reflect this change in classification. The statements of operations, cash flows, and segment information for prior periods have been adjusted to include the results of the Cloud Services Business within continuing operations rather than within discontinued operations, and previously classified assets and liabilities of the Cloud Services Business are presented within the respective held‑and‑used asset and liability line items as of each balance sheet date.
Revenues, income (loss) before income taxes, net income (loss), total assets and liabilities, and cash flows previously reported as related to discontinued operations and asset and liabilities held for sale of the Cloud Services Business are now reported in the corresponding line items within continuing operations and held‑and‑used asset and liability categories for all periods presented. There was no material impact on our previously reported net income, total assets, or equity as a result of this reclassification.
The reclassification was necessary because the Cloud Services Business no longer met the requirements for held for sale presentation and discontinued operations presentation as set forth in ASC 360-10 and ASC 205-20, respectively, as the planned sale did not occur and the segment remains part of the Company’s ongoing operations as of February 28, 2026.
Management has further determined that the operating characteristics and strategic role of the Cloud Services Business differ meaningfully from the Company’s long-run core operations of building and developing data center infrastructure. As a result, while the segment continues to be actively managed and reported as part of consolidated results and continuing operations, management evaluates long-term operating performance and core business trends using financial measures that exclude the results of this segment, as discussed below.
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
As of February 28, 2026, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota continue to operate at full capacity.
We recognized $37.5 million and $117.1 million, in revenue from this business segment during the three and nine months ended February 28, 2026, respectively.
Cloud Services Business
Our Cloud Services Business provides high-performance computing power for artificial intelligence and machine learning applications. We recognized revenue of $18.1 million and $53.2 million from this business segment during the three and nine months ended February 28, 2026, respectively. We currently operate our Cloud Services Business in three states: Colorado, Minnesota, and Utah, by renting space at third party colocation centers and providing our customers with Company-owned equipment to generate revenue. As of February 28, 2026, this business segment had one customer and generated 14% of total revenue for the fiscal quarter ended February 28, 2026.
As previously disclosed, during the fourth quarter of fiscal year 2025, we determined that the Cloud Services Business, which operates primarily through our wholly-owned subsidiary, Applied Digital Cloud Corporation, met the criteria to be classified as “held for sale.” As a sale would represent a strategic shift for the Company the Cloud Services Business was classified as discontinued operations. On December 30, 2025, the Company announced it had entered into a non-binding term sheet for a proposed business combination of the Cloud Services Business with EKSO Bionics Holdings, Inc. (Nasdaq: EKSO) (“EKSO”), which, once closed, will go forward as ChronoScale Corporation (“ChronoScale”), an accelerated compute platform purpose-built to support AI workloads (the “Proposed Transaction”).
On February 15, 2026, APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly owned subsidiary of APLD Intermediate (“Contributor”), each a wholly owned direct or indirect subsidiary of the Company, and Applied Digital Cloud Corporation, which at the time of the closing of the Proposed Transaction, will be a wholly owned subsidiary of Contributor, entered into a Contribution and Exchange Agreement with EKSO (the “Contribution and Exchange Agreement”) for purposes of consummating the Proposed Transaction (the “Business Combination”), as a result of which (i) Applied Digital Cloud Corporation will become a wholly owned subsidiary of Ekso, (ii) Ekso will, immediately after the consummation of the Business Combination, continue as the parent of the combined company, and (iii) Ekso will change its name to ChronoScale.
During the quarter ended February 28, 2026, we determined that the Cloud Services Business, which had previously been classified and reported as held for sale in accordance with ASC 360-10 and discontinued operations in accordance with ASC 205-20, no longer met the criteria for classification as held for sale and discontinued operations due to the Company entering into the Contribution and Exchange Agreement.
As a result, effective February 15, 2026, the assets and liabilities of the Cloud Services Business have been reclassified from held for sale to held and used in their respective financial statement lines on our unaudited condensed consolidated balance sheets for all periods presented. Similarly, the results of the Cloud Services Business have been reclassified from discontinued operations to continuing operations in our unaudited condensed consolidated statements of operations for all periods presented.
In connection with this change in classification, the long‑lived assets of the Cloud Services Business were remeasured in accordance with ASC 360‑10‑35‑44 at the lower of (i) their carrying amounts immediately before classification as held for sale, adjusted for depreciation and amortization that would have been recognized had the assets been continuously classified as held and used, and (ii) their fair values at the date we determined that the held‑for‑sale criteria were no longer met. Management determined that as of February 15, 2026, when the Cloud Services Business no longer met the criteria for held for sale and discontinued operations, the carrying value of the long-lived assets of the Cloud Business was less than the fair value. As such, we recorded a loss on classification of held for sale on our unaudited condensed consolidated statements of operations of $59.7 million for the three and nine months ended February 28, 2026 representing the write down of the Cloud Services Business assets to their carrying value as of February 15, 2026 when it no longer qualified as held for sale.
Following the reclassification of the Cloud Services Business into our consolidated and continuing operations results, Management has determined that the segment’s operating characteristics and strategic role differ meaningfully from those of the Company’s core operations. As a result, Management evaluates long-term performance and core business trends using non-GAAP financial measures that exclude the results of this segment, and the non-GAAP financial measures presented herein exclude the Cloud Services Business.
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
On January 22, 2026 we announced that we broke ground on Delta Forge 1, a 300 MW critical IT load campus located in a strategic southern U.S. market.
We recognized $71.0 million and $182.3 million, in revenue from this business segment during the three and nine months ended February 28, 2026, respectively.

Management Update
On January 15, 2026, the Company appointed Jason Zhang, co-founder and Chief Strategy Officer, to serve as the Company’s co-founder and President.
Organizational Update
In part to facilitate the 2030 Notes Offering (as defined below), we completed a targeted reorganization of the entities and assets related to the Polaris Forge 1 campus. This reorganization included a series of steps such as renaming certain existing entities and forming new direct and indirect wholly owned subsidiaries of APLD HPC Holdings LLC and APLD HPC Holdings 2 LLC, including APLD ComputeCo LLC, the issuer of the Notes (“APLD ComputeCo LLC”), and additional internal transactions, including equity distributions and contributions and asset transfers, resulting in APLD ELN-02 LLC, APLD ELN-03 LLC, ELN-02 and ELN-03 being owned by APLD ComputeCo. APLD ComputeCo is wholly owned by a joint venture entity, APLD HPC TopCo 2, in which we own 90.0% of fully diluted common equity, and an affiliate of funds and investment vehicles managed by entities within MAM owns 10.0% of fully diluted common equity, as well as preferred equity.
In order to facilitate the 2031 Notes Offering (as defined below), we also completed a targeted reorganization of the entities and assets related to the Polaris Forge 2 campus consistent with the reorganizations completed in connecting with the 2030 Notes Offering. This reorganization includes a series of steps such as renaming certain existing entities and forming new direct and indirect wholly owned subsidiaries of APLD FAR Holdings LLC, including APLD ComputeCo 2 LLC (“APLD ComputeCo 2”), the issuer of the 2031 Notes, and additional internal transactions, including equity distributions and contributions and asset transfers. Under the resulting structure, APLD FAR-01 LLC and APLD FAR-02 LLC are owned by APLD ComputeCo 2. APLD ComputeCo 2 is wholly owned by a joint venture entity, APLD HPC TopCo 2, in which we own 90.0% of fully diluted common equity, and an affiliate of funds and investment vehicles managed by entities within MAM owns 10.0% of fully diluted common equity, as well as preferred equity.
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
As Series G Preferred Stock may be reissued, during the three and nine months ended February 28, 2026, the Company issued and sold 154,500 and 758,550 shares of Series G Preferred Stock, respectively, for gross proceeds of $150.0 million and $740.0 million, respectively. During the three and nine months ended February 28, 2026, 197,750 and 836,550 shares of Series G Preferred Stock, respectively, were converted into 5.6 million and 49.2 million shares of the Company’s common stock, respectively. As of February 28, 2026, no shares of Series G Preferred Stock were issued and outstanding.
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
On December 9, 2025, the Subsidiary Issuer sold to the Purchaser an additional 337,500 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $337.5 million, bringing the total amount funded to date under the A&R UPA to $900.0 million. Additionally, 27,778 common units were issued.
Retirement of Treasury Stock
On October 7, 2025, the Board of Directors approve and authorized 9,291,199 shares of the Company’s capital stock that was currently held in treasury stock to be retired and returned to the authorized but unissued capital stock.
STB Warrant
During the quarter ended February 28, 2026, 800,000 of the STB Warrants were exercised for $6.3 million.
Settlement of Prepaid Forward Transaction
On November 3, 2025, the Company’s Prepaid Forward Transaction associated with the Convertible Notes matured and the Company received 7,165,300 shares of common stock which are now held in treasury stock as of February 28, 2026.
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
Revolving Credit Facility
On November 10, 2025, we entered into a loan and security agreement with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million. Amounts borrowed and repaid are available for future borrowing. Interest accrues on the outstanding balance at a rate of SOFR plus 2.75% per annum. The loan is secured by all of the Company’s (but none of its subsidiaries’) assets. As of February 28, 2026, approximately $61.9 million of letters of credit were issued under the revolving credit facility.
Senior Secured Notes
On November 20, 2025, our subsidiary APLD ComputeCo, closed a $2.35 billion offering (the “2030 Notes Offering”) of 9.250% senior secured notes due 2030 (the “2030 Notes”) at an issue price of 97.000%. The 2030 Notes were issued and sold in a private offering to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The 2030 Notes are senior secured obligations of APLD ComputeCo and bear interest at a rate of 9.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026. The principal amount of the 2030 Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, beginning on December 15, 2027, in amounts set forth in the Indenture. The 2030 Notes will mature on December 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. The 2030 Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo. Other than a customary completion guarantee, the Company is not providing credit support for the 2030 Notes Offering.
SMBC Loan Extinguishment
Concurrently with the closing of the 2030 Notes Offering, we repaid in full the aggregate principal balance plus accrued interest under the Credit and Guaranty Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors thereunder (as defined therein), the lenders party thereto and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent.
DevCo Facility
On December 18, 2025, APLD DevCo LLC (the “Borrower”), a subsidiary of the Company, entered into an ongoing credit arrangement with MEC, for the purposes of funding the initial sourcing, planning, development and construction costs associated with a new data center project (the “DevCo Facility”) and other potential projects.
The DevCo Facility is evidenced by, among other documents, that certain Promissory Note, dated as of December 18, 2025 (such date, the “Initial Closing Date”) (as amended and restated by that certain Amendment No. 1 to Promissory Note dated as of February 24, 2026 and as may be further amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “Promissory Note”) executed by the Borrower in favor of MEC. The Promissory Note provides for a principal sum of (a) $45 million (the “First Draw”), which was drawn on the Initial Closing Date, plus (b) $40 million (the “Second Draw”) which was drawn on February 24, 2026, plus (c) $15 million (the “Third Draw,” and, together with the First Draw and the Second Draw, the “Initial Loan,” and each, individually, a “Draw”) with the Third Draw to be funded upon the Borrower’s request at any time after the Initial Closing Date subject to satisfaction of or waiver by MEC of certain conditions precedent on or prior to the Third Draw, plus (d) the principal sum of any Additional Loans (as defined below, and, together with the Initial Loan, the “Loan”), if applicable, made by MEC (at the mutual consent of the Borrower and MEC).
In addition, the Promissory Note provides for, upon request of the Borrower occurring prior to the Maturity Date (as defined below), (a) rolling over of the outstanding principal balance of the Loan from time to time into one or more loans for one or more new projects (such rollovers, the “Rollover Loans”), or (b) increasing the size of the existing Loan by advancing new loans to the Borrower (such loans, the “Additional Loans”), in either case, for the purpose of financing development activities at new or existing data center projects at direct or indirect, wholly owned domestic subsidiaries of the Borrower, each of which shall become a guarantor with respect to such Additional Loans or Rollover Loans, as applicable, subject to the prior written approval of MEC (in its sole discretion) and the satisfaction of the conditions specified by MEC.
Each Draw is fully committed, but any Additional Loans or Rollover Loans made by MEC under the Promissory Note would be on an uncommitted, discretionary basis (with no specified maximum borrowing limit for any Additional Loans or Rollover Loans).
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
In connection with the Loan, (i) APLD Intermediate as direct parent of the Borrower, and the Borrower’s subsidiaries (the “Note Parties”) have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of MEC (the “Guarantee and Collateral Agreement”), and (ii) the Company has entered into a parent guarantee in favor of MEC to guarantee the obligations of the Note Parties under the Promissory Note.

Recent Developments
2031 Senior Secured Notes
On March 10, 2026, our subsidiary APLD ComputeCo 2 LLC, closed a $2.15 billion offering (the “2031 Notes Offering”) of 6.750% senior secured notes due 2031 (the “2031 Notes”) at an issue price of 98.000% of par. The 2031 Notes were issued and sold in a private offering to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The 2031 Notes are senior secured obligations of APLD ComputeCo 2 LLC and bear interest at a rate of 6.750% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The principal amount of the 2031 Notes will amortize on a semi-annual basis on March 15 and September 15 of each year, in amounts set forth in the Indenture. The 2031 Notes will mature on March 15, 2031, unless earlier redeemed or repurchased in accordance with their terms. The 2031 Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo 2. The Company provided a customary completion guarantee for the 2031 Notes Offering. The gross proceeds from the 2031 Notes Offering were deposited into a segregated escrow account pending the execution of an electric service agreement with certain providers on the terms and conditions of a related escrow agreement. Once the escrow release condition thereunder is satisfied, the escrowed funds will be released into the project accounts to fund the development and construction of the facilities. If the escrow release condition is not satisfied on or prior to June 30, 2026, or is deemed incapable of being satisfied by such date, the 2031 Notes will be subject to a special mandatory redemption at a price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest.
B&W Guarantee
On February 26, 2026, the Company entered into a Guarantee (the “Guarantee”) in favor of The Babcock & Wilcox Company (“B&W”), pursuant to which Applied Digital has agreed to unconditionally and irrevocably guarantee the full and timely performance by Base Electron, Inc., a Nevada corporation (“Base Electron”), of its obligations under that certain Design-Build Agreement, dated February 26, 2026, by and between Base Electron and B&W (the “Design-Build Agreement”). The Design-Build Agreement contemplates the engineering, procurement, construction and commissioning of a power generation facility with an expected nameplate capacity of approximately 1.2 GW anticipated to expand power and capacity supplied to the grid and utility customers in the Midcontinent Independent System Operator (“MISO”) region.
The Company’s obligations under the Guarantee are absolute and unconditional and continue until all obligations under the Design-Build Agreement have been fully performed or otherwise discharged. However, the Company may, in its sole discretion, terminate the Guarantee and all of its existing and future obligations thereunder upon the occurrence of any one of the following events, (i) the listing of Base Electron’s equity securities on a national securities exchange, (ii) the consummation by Base Electron of a financing transaction resulting in gross proceeds of at least $50 million (provided that Base Electron is current in its payments to B&W), or (iii) the payment by the Company of a termination fee equal to either $50 million (if paid by August 1, 2026 and Base Electron is current in its payments to B&W) or $100 million.
B&W Warrants
On November 4, 2025, the Company and Babcock & Wilcox Enterprises, Inc. (“BWE”), B&W’s parent, entered into an agreement under which the Company contributed $2.0 million to BWE in exchange for 500,000 shares of BWE’s common stock and warrants to purchase 2,600,000 shares of BWE’s common stock with an exercise price of $4.11 (the “Initial Warrants”). Additionally, under the agreement, to incentivize the Company to execute a definitive agreement with B&W related to B&W designing and installing natural gas technology that will provide on gigawatt of efficient energy for an APLD AI data center, BWE agreed to issue additional warrants to purchase 7,860,000 shares of common stock for $4.11 per share (the “Additional Warrants”) to the Company upon execution of such a definitive agreement between B&W and the Company. As described in Note 5 - Related Party Transaction and Note 8 - Derivative Assets, on February 26, 2026 a definitive agreement was executed between Base Electron and B&W, with the Company as the guarantor. Subsequent to the end of the quarter, the Company entered into an Assignment and Assumption Agreement, by and among the Company, Base Electron, BWE and B&W, pursuant to which the Company partially assigned its rights with respect to the Additional Warrants (such partial assignment representing the right to purchase up to 5,230,000 shares of BWE common stock) to Base Electron. The warrants were assigned by the Company to Base Electron in connection with Base Electron’s entry into a Design-Build Agreement with B&W. On March 18, 2026, the Company received the remaining Additional Warrants (representing the right to purchase up to 2,630,000 shares of BWE common stock). Base Electron is an independent power producer owned and managed by a combination of third parties, as well as certain officers and directors of the Company acting in their individual capacities, for the purpose of developing stabilized power generation and infrastructure to support the broader AI industry.
CoreWeave Restructuring Agreements
On March 30, 2026, the Company and CoreWeave amended the lease for Building 2 (the “ELN-02 Parent Lease”) to suspend the term for two of the four data halls covered by the lease (the “ELN-02 Parent Lease Amendment”) and the Company entered into a new data center lease with CoreWeave Compute Acquisition Co. VIII, LLC (“CoreWeave SPV”), a wholly owned subsidiary of CoreWeave, for those same two data halls on substantially the same terms as the ELN-02 Parent Lease (the “ELN-02 SPV Lease”). The ELN-02 SPV Lease is conterminous with the initial term of the ELN-02 Parent Lease. Upon the expiration or earlier termination of the ELN-02 SPV Lease, the suspended term under the ELN-02 Parent Lease will resume and all four data halls of Building 2 will once again be governed by the ELN-02 Parent Lease.
As further credit enhancement, CoreWeave delivered to APLD ELN-02 LLC an Unconditional Springing Guaranty of Payment and Performance (the “ELN-02 Guaranty”) in connection with CoreWeave SPV’s obligations under the ELN-02 SPV Lease.
CoreWeave is obligated to provide a letter of credit in the amount of $50,000,000 to secure obligations under the ELN-02 Parent Lease within 30 days of March 30, 2026.
In addition, on March 30, 2026, CoreWeave entered into an Assignment, Assumption and Consent Agreement with CoreWeave SPV and APLD ELN-03 LLC (the “Assignment Agreement”), assigning all of CoreWeave’s rights and obligations under its lease with the Company for Building 3 (the “ELN-03 Parent Lease”) to CoreWeave SPV for the remaining term of the ELN-03 Parent Lease and releasing CoreWeave from the ELN-03 Parent Lease. In addition, CoreWeave also provided an Unconditional Springing Guaranty of Payment and Performance in connection with CoreWeave SPV’s obligations under the ELN-03 Parent Lease (the “ELN-03 Guaranty”), similar to the ELN-02 Guaranty.

Results of Operations
Comparative Results for the Three and Nine Months Ended February 28, 2026 and February 28, 2025:
The following table sets forth key components of the results of operations (in thousands) during the three and nine months ended February 28, 2026 and February 28, 2025.

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenue:
Revenue	$126,637	$52,921	$352,562	$175,567
Related party revenue	—	—	—	1,926
Total revenue	126,637	52,921	352,562	177,493
Costs and expenses:
Cost of revenues (1)	72,832	49,141	235,398	162,562
Selling, general and administrative (2) (3)	79,723	22,723	166,814	66,852
Loss (gain) on classification as held for sale (4)	59,650	—	59,650	(24,616)
Loss on abandonment of assets	99	—	2,343	769
Total costs and expenses	212,304	71,864	464,205	205,567
Operating loss	(85,667)	(18,943)	(111,643)	(28,074)
Interest (income) expense, net	(2,387)	8,897	18,883	23,687
Gain on change in fair value of derivatives	(9,417)	—	(22,543)	—
Gain on change in fair value of investment (5)	(3,305)	—	(6,072)	—
Loss on conversion of debt	—	—	—	33,612
Loss on change in fair value of debt	—	—	—	85,439
Loss on extinguishment of debt	—	1,177	—	1,177
Loss on change in fair value of warrants	—	6,421	—	6,421
Net loss before income tax expense	(70,558)	(35,438)	(101,911)	(178,410)
Income tax (benefit) expense	(2)	117	21	118
Net loss	(70,556)	(35,555)	(101,932)	(178,528)
Net loss attributable to redeemable noncontrolling interest	(28,747)	—	(31,910)	—
Preferred dividends	(1,558)	(540)	(4,705)	(1,213)
Net loss attributable to common stockholders	$(100,861)	$(36,095)	$(138,547)	$(179,741)

Basic and diluted net loss per share attributable to common stockholders	$(0.36)	$(0.16)	$(0.51)	$(0.93)
Basic and diluted weighted average number of shares outstanding	281,982,553	222,454,578	271,670,830	193,405,721

Adjusted Amounts (6)
Adjusted revenue	$108,550	$35,167	$299,355	$106,180
Adjusted operating income	$25,615	$1,883	$33,614	$5,462
Adjusted operating margin	24%	5%	11%	5%
Adjusted net income (loss)	$33,156	$(2,590)	$22,607	$(4,899)
Diluted weighted average number of shares outstanding	382,306,393	222,454,578	371,994,670	193,405,721
Adjusted net income (loss) per diluted share	$0.09	$(0.01)	$0.07	$(0.03)

Other Financial Data (6)
EBITDA	$(2,227)	$(11,858)	$(26,846)	$(109,565)
as a percentage of adjusted revenue	(2)%	(34)%	(9)%	(103)%

Adjusted EBITDA	$44,139	$6,258	$64,877	$18,647
as a percentage of adjusted revenue	41%	18%	22%	18%
(1)Includes depreciation and amortization of $19.5 million and $17.5 million for the three months ended February 28, 2026 and February 28, 2025, and $30.4 million and $75.4 million for the nine months ended February 28, 2026 and February 28, 2025, respectively.
(2)Includes depreciation and amortization of $1.3 million and $1.2 million for the three months ended February 28, 2026 and February 28, 2025, and $3.1 million and $4.1 million for the nine months ended February 28, 2026 and February 28, 2025, respectively.
(3)Includes related party selling, general and administrative expense of $0.1 million for each of the three months ended February 28, 2026 and February 28, 2025, and $0.2 million for each of the nine months ended February 28, 2026 and February 28, 2025, respectively. See Note 5 - Related Party Transactions for further discussion of related party transactions.
(4)Includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released during the nine months ended February 28, 2025.
(5)Includes related party gain on change in fair value of investment of $2.0 million for each of the three and nine months ended February 28, 2026. See Note 5 - Related Party Transactions for further discussion of related party transactions.
(6)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. These non-GAAP measures exclude the results of the Cloud Services Business. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management’s Discussion and Analysis.
Commentary on Results of Operations Comparative Results for the Three Months Ended February 28, 2026 compared to the Three Months Ended February 28, 2025
Revenue
Revenue increased $73.7 million, or 139%, from $52.9 million for the three months ended February 28, 2025 to $126.6 million for the three months ended February 28, 2026. Approximately $71.0 million of the increase was due to revenue generated related to our HPC Hosting Business, with approximately $44.1 million related to base rent, $18.9 million related to tenant fit-out services and $8.1 million related to power pass through arrangements and other ancillary revenue streams as our first HPC data center at our Polaris Forge 1 campus was fully operating during the current quarter. The remaining increase in revenue was due to performance improvements in our other segments during the three months ended February 28, 2026 compared to the three months ended February 28, 2025.
Cost of revenues
Cost of revenues increased $23.7 million, or 48%, from $49.1 million for the three months ended February 28, 2025 to $72.8 million for the three months ended February 28, 2026. The increase in cost of revenues was categorized as follows:
•approximately $18.0 million increase in expenses associated with tenant fit-out services for our HPC Hosting Business;
•approximately $4.8 million increase in personnel expenses due to the increases in headcount as well as other related costs directly supporting revenue;
•approximately $4.1 million increase in energy costs associated with our Data Center Hosting Business; and
•approximately $2.0 million increase in depreciation and amortization expense due to an increase in owned and leased assets in-service directly supporting revenue.
These increases were partially offset by a decrease of $5.2 million in lease and lease related expenses due to the renegotiations of certain of our leases during fiscal year 2026.

Selling, general and administrative expense
Selling, general and administrative expense increased $57.0 million, or 251%, from $22.7 million for the three months ended February 28, 2025 to $79.7 million for the three months ended February 28, 2026. The change in selling, general and administrative expense was categorized as follows:
•approximately $39.3 million increase in stock based compensation primarily due to an increase in shares awarded related to the increase in headcount and performance stock awards granted during the three months ended February 28, 2026 compared to the three months ended February 28, 2025;
•approximately $8.6 million increase in professional service expense primarily related to legal services provided on discrete transactions and projects, as well as general support of the business;
•approximately $5.1 million increase in personnel expenses related to the increase in headcount; and
•approximately $8.0 million increase in other selling, general, and administrative expense such as travel, computer and software expenses.
These increases were partially offset by a decrease of $3.9 million in lease and lease related expense due to the renegotiations of certain of our leases during fiscal year 2026.
Loss on classification as held for sale
Loss on classification of held for sale was $59.7 million for the three months ended February 28, 2026, due to the write down of the Cloud Services Business assets to their carrying value as of February 15, 2026 when it no longer qualified as held for sale. See further discussion above. There was no such loss recorded in the prior year comparative period.
Loss on abandonment of assets
Loss on abandonment of assets was $0.1 million for the three months ended February 28, 2026, driven by the write down of assets to their fair value upon disposal. There was no such loss recorded in the prior year comparative period.
Interest (income) expense, net
Interest (income) expense, net decreased $11.3 million, or 127%, from interest expense, net of $8.9 million for the three months ended February 28, 2025, to interest income, net of $2.4 million for the three months ended February 28, 2026. The change was due to an increase of $19.3 million in interest income due to an increase in funds held in interest-bearing demand deposit accounts and a decrease of $3.0 million in finance lease interest associated with the renegotiation of the majority of our finance leases during the three months ended February 28, 2026. This decrease was partially offset by increases of $9.9 million in loan interest expense and $1.1 million in issuance costs amortization as we entered into more debt arrangements during the three months ended February 28, 2026.
Gain on change in fair value of derivatives
Gain on the change in fair value of derivatives was $9.4 million for the three months ended February 28, 2026, due an increase of $6.1 million in the fair value of our Babcock & Wilcox Enterprises, Inc. (“B&W”) common stock warrant and an increase of $3.3 million in the fair value of the derivative assets related to the preferred units and corresponding common units held by APLD HPC TopCo 2’s noncontrolling interest. There was no such gain recorded in the prior year comparative period.
Gain on change in fair value of investment
Gain on change in fair value of investment was $3.3 million for the three months ended February 28, 2026, due to an increase of $1.3 million in the fair value of our investment in B&W common stock and an increase of $2.0 million in fair value of our investment in Base Electron, a related party. There was no such gain recorded in the prior year comparative period.
Commentary on Results of Operations Comparative Results for the Nine Months Ended February 28, 2026 compared to the Nine Months Ended February 28, 2025
Revenue
Revenue increased $177.0 million, or 101%, from $175.6 million for the nine months ended February 28, 2025 to $352.6 million for the nine months ended February 28, 2026. Our HPC Hosting Business commenced operations at our first HPC data center at our Polaris Forge 1 campus resulting in the recognition of approximately $182.3 million, with approximately $118.2 million related to tenant fit-out services, $55.7 million related to base rent and $8.4 million related to power pass through arrangements and other ancillary revenue streams as our first HPC data center at our Polaris Forge 1 campus became fully operational during the current fiscal year. Additionally, there was an increase of $12.8 million in revenue generated by our Data Center Hosting Business due to performance improvements compared to the nine months ended February 28, 2025. These increases were offset by a decrease of $18.1 million in revenue from our Cloud Services Business during the nine months ended February 28, 2026 due to a decrease in the fixed rate per GPU compared to the nine months ended February 28, 2025.
Cost of revenues
Cost of revenues increased by $72.8 million, or 45%, from $162.6 million for the nine months ended February 28, 2025 to $235.4 million for the nine months ended February 28, 2026. The increase was primarily driven by the growth in the business as more facilities were energized and more services were provided to customers compared to the nine months ended February 28, 2025. The increase in cost of revenues was categorized as follows:
•approximately $112.5 million increase in expenses associated with tenant fit-out services for our HPC Hosting Business which we began providing during the current fiscal year;
•approximately $14.3 million increase in energy costs associated with our Data Center Hosting Business; and
•approximately $5.7 million increase in other expenses such as personnel expenses directly attributable to generating revenue.
These increases were partially offset by a decrease of $45.0 million in depreciation and amortization expense and a decrease of $14.7 million in lease and related expenses for the nine months ended February 28, 2026 compared to the nine months ended February 28, 2025, primarily due to the Cloud Services Business being classified as held for sale until February 15, 2026, as well as due to the renegotiations of certain of our leases during fiscal year 2026.
Selling, general and administrative expense
Selling, general and administrative expense increased by $100.0 million, or 150%, from $66.9 million for the nine months ended February 28, 2025 to $166.8 million for the nine months ended February 28, 2026. The increase was primarily due to the overall growth in the business. The change in selling, general and administrative expense was categorized as follows:
•approximately $81.5 million increase in stock based compensation primarily due to an increase in shares awarded related to the increase in headcount and performance stock awards granted during the nine months ended February 28, 2026 compared to the nine months ended February 28, 2025 as well as the lack of PSU cancellations during the nine months ended February 28, 2026 compared to the nine months ended February 28, 2025;
•approximately $11.6 million increase in other selling, general, and administrative expense such as travel, computer and software expenses;
•approximately $10.4 million increase in professional service expense primarily related to legal services provided on discrete transactions and projects, as well as general support of the business; and
•approximately $8.1 million increase in personnel expenses, related to the increase in headcount period over period.
These increases were partially offset by a decrease of $10.7 million in lease and related expenses and a decrease of $1.0 million in depreciation and amortization expense for the nine months ended February 28, 2026 compared to the nine months ended February 28, 2025, primarily due to the Cloud Services Business being classified as held for sale until February 15, 2026, which resulted in decreased depreciation and amortization recorded as well as due to the renegotiations of certain of our leases during fiscal year 2026.
Loss (gain) on classification of held for sale
Loss (gain) on classification of held for sale changed by $84.3 million, or 342%, from a gain of $24.6 million for the nine months ended February 28, 2025 to a loss of $59.7 million for the nine months ended February 28, 2026. The loss during the nine months ended February 28, 2026 was due to the write down of the Cloud Services Business assets to their carrying value as of February 15, 2026 when it no longer qualified as held for sale. See further discussion above. Comparatively, the gain during the nine months ended February 28, 2025 was due to the receipt of $25.0 million of funds received in connection with the sale of our Garden City facility as conditional approval requirements were met and escrowed funds were released.
Loss on abandonment of assets
Loss on abandonment of assets increased by $1.6 million, or 205%, from $0.8 million for the nine months ended February 28, 2025 to $2.3 million for the nine months ended February 28, 2026, driven by the write down of assets to their fair value upon disposal.
Interest expense, net
Interest expense, net decreased $4.8 million, or 20%, from $23.7 million for the nine months ended February 28, 2025 to $18.9 million for the nine months ended February 28, 2026. The decrease was primarily driven by a $22.1 million increase in interest income due to an increase in funds held in interest-bearing demand deposit accounts and a decrease of $6.0 million in finance lease interest due to renegotiations of certain of our leases during the fiscal year 2026. This decrease was partially offset by increases of $21.4 million in loan interest expense and $1.9 million in issuance costs amortization as we entered into more debt arrangements during the nine months ended February 28, 2026.
Gain on change in fair value of derivatives
Gain on change in fair value of derivatives was $22.5 million for the nine months ended February 28, 2026, due an increase of $19.2 million in fair value of our Babcock & Wilcox Enterprises, Inc. (“B&W”) common stock warrant and an increase of $3.3 million in fair value of the derivative assets related to the preferred units and corresponding common units held by APLD HPC TopCo 2’s noncontrolling interest. There was no such gain recorded in the prior year comparative period.
Gain on change in fair value of investment
Gain on change in fair value of investment was $6.1 million for the nine months ended February 28, 2026, due to an increase of $4.1 million in fair value of our investment in B&W common stock and an increase of $2.0 million in fair value of our investment in Base Electron, a related party. There was no such gain recorded in the prior year comparative period.
Comparative Segment Data for the Three and Nine Months Ended February 28, 2026 and February 28, 2025:
The following table sets forth the operating (loss) profit for each of our segments for the three and nine months ended February 28, 2026 and February 28, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Segment (loss) profit
Data Center Hosting Business	$13,859	$8,780	$35,852	$57,181
Cloud Services Business	(52,194)	(10,308)	(24,919)	(31,928)
HPC Hosting Business	17,565	(222)	12,946	(9,022)
Total segment (loss) profit	$(20,770)	$(1,750)	$23,879	$16,231
Commentary on Segment Data Comparative Results for the Three Months Ended February 28, 2026 compared to the Three Months Ended February 28, 2025
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $5.1 million, or 58%, from $8.8 million for the three months ended February 28, 2025 to $13.9 million for the three months ended February 28, 2026 primarily due to site performance improvements. Additionally, for the three months ended February 28, 2026, there was a decrease of $2.7 million in cost of revenues due to more advantageous power pricing when compared to the to the three months ended February 28, 2025.

Cloud Services Business
Operating Loss
Cloud Services Business operating loss increased $41.9 million, or 406%, from $10.3 million for the three months ended February 28, 2025 to $52.2 million for the three months ended February 28, 2026. This increase was primarily due to the write down of the Cloud Services Business assets to their carrying value as of February 15, 2026 when it no longer qualified as held for sale.
HPC Hosting Business
Operating Profit
HPC Hosting Business operating profit increased $17.8 million, or 8012%, from a loss of $0.2 million for the three months ended February 28, 2025 to a profit of $17.6 million for the three months ended February 28, 2026. The change is primarily due to revenue generated related to tenant fit-out services, net of expenses, as well as rental revenues at our first HPC data center at our Polaris Forge 1 campus as it was fully operational during the three months ended February 28, 2026.
Commentary on Segment Data Comparative Results for the Nine Months Ended February 28, 2026 compared to the Nine Months Ended February 28, 2025
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit decreased $21.3 million, or 37%, from $57.2 million for the nine months ended February 28, 2025 to $35.9 million for the nine months ended February 28, 2026. This decrease in operating profit is primarily due to the recognition of a $25.0 million gain on classification of held for sale during the nine months ended February 28, 2025 due to the release of escrowed funds related to the sale of the Garden City facility. There was no such gain recorded during the nine months ended February 28, 2026.
Cloud Services Business
Operating Loss
Cloud Services Business operating loss decreased $7.0 million, or 22%, from $31.9 million for the nine months ended February 28, 2025 to $24.9 million for the nine months ended February 28, 2026. This decrease in operating loss is primarily due to a decrease in finance lease amortization expense as we renegotiated the duration of the lease agreements during fiscal year 2026.
HPC Hosting Business
Operating Profit
HPC Hosting Business operating profit increased $22.0 million, or 243%, from a loss of $9.0 million for the nine months ended February 28, 2025 to a profit of $12.9 million for the nine months ended February 28, 2026. The change is primarily due to revenue generated related to tenant fit-out services, net of expenses, as well as rental revenues from our first HPC data center at our first HPC data center at our Polaris Forge 1 campus as it became fully operational during the nine months ended February 28, 2026.
Non-GAAP Measures
To supplement our unaudited condensed consolidated financial statements presented under GAAP, we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations by providing perspective on results absent one-time or significant non-cash items. We utilize these measures in the business planning process to understand expected operating performance and to evaluate results against those expectations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our core business operating results regarding factors and trends affecting our business and provide a reasonable basis for comparing our ongoing results of operations. Management considers the Data Center Hosting Business and the HPC Hosting Business to be its core operations for long-run strategic and performance evaluation purposes. Accordingly, these non-GAAP financial measures exclude the results of our Cloud Services Business. The Cloud Services Business is included in our consolidated financial statements and results of continuing operations. Due to its strategic role relative to the Company’s core business, Management believes the Cloud Services Business results may obscure underlying trends in the performance of core operations when included in certain non-GAAP measures.
These non-GAAP financial measures are provided as supplemental measures to our performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Excluding the results of the Cloud Services Business in our non-GAAP financial measures removes revenues and expenses that are part of the Company’s consolidated results and continuing operations and should not be viewed as measures or reflections of liquidity or profitability in accordance with U.S. GAAP. Further, these non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this Quarterly Report on Form 10-Q have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate our business.
Adjusted Revenue
“Adjusted revenue” is a non-GAAP financial measure that represents revenue excluding the Cloud Services Business. Adjusted revenue is Total Revenue excluding Total Revenue from the Cloud Services Business.
Adjusted Operating Income, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) per Diluted Share
“Adjusted operating income” and “Adjusted net income (loss)” are non-GAAP financial measures that represent operating income (loss) and net income (loss) from operations excluding the Cloud Services Business, respectively. Adjusted operating income (loss) is Operating income (loss) excluding operating income (loss) from the Cloud Services Business, and stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, (gain) loss on abandonment of assets, gain on classification of held for sale, accelerated depreciation and amortization, restructuring expenses and other non-recurring expenses that Management believes are not representative of our expected ongoing costs. Adjusted net income (loss) is Adjusted operating income further adjusted for interest expense directly attributable to the Cloud Services Business, gain on change in fair value of derivative, gain on change in fair value of investment, loss on change in fair value of warrants, loss on conversion of debt, loss on change in fair value of debt, loss on extinguishment of related party debt and interest expense on convertible debt. We define “Adjusted net income (loss) per diluted share” as Adjusted net income (loss) divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization and excluding results of the Cloud Services Business. “Adjusted EBITDA” also excludes results of the Cloud Services Business and is defined as EBITDA adjusted for stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, gain on classification of held for sale, gain on change in fair value of derivative, gain on change in fair value of investment, (gain) loss on abandonment of assets, loss on conversion of debt, loss on change in fair value of debt, loss on change in fair value of warrants, loss on extinguishment of related party debt, restructuring expenses and other non-recurring expenses that Management believes are not representative of our expected ongoing costs.

Reconciliation of GAAP to Non-GAAP Measures
(In thousands, except percentage data)

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Adjusted revenue
Total Revenue (GAAP)	$126,637	$52,921	$352,562	$177,493
Less: Cloud Services Business revenue	(18,087)	(17,754)	(53,207)	(71,313)
Adjusted revenue (Non-GAAP)	$108,550	$35,167	$299,355	$106,180

Adjusted operating income
Operating loss (GAAP)	$(85,667)	$(18,943)	$(111,643)	$(28,074)
Operating loss from the Cloud Services Business	52,194	10,308	24,919	31,928
Stock-based compensation	48,946	9,035	91,444	10,935
Non-recurring repair expenses (1)	107	3	280	173
Diligence, acquisition, disposition and integration expenses (2)	6,145	992	20,904	12,360
Litigation expenses (3)	320	174	872	1,341
(Gain) loss on abandonment of assets	(7)	—	1,744	769
Gain on classification of held for sale	—	—	—	(24,616)
Accelerated depreciation and amortization (4)	—	—	—	45
Restructuring expenses (5)	358	43	1,093	43
Other non-recurring expenses (6)	3,219	271	4,001	558
Adjusted operating income (Non-GAAP)	$25,615	$1,883	$33,614	$5,462
Adjusted operating margin	24%	5%	11%	5%

Adjusted net income (loss)
Net loss (GAAP)	$(70,556)	$(35,555)	$(101,932)	$(178,528)
Operating loss from the Cloud Services Business	52,194	10,308	24,919	31,928
Interest expense directly attributable to the Cloud Services Business	2,058	4,541	7,897	13,444
Stock-based compensation	48,946	9,035	91,444	10,935
Non-recurring repair expenses (1)	107	3	280	173
Diligence, acquisition, disposition and integration expenses (2)	6,145	992	20,904	12,360
Litigation expenses (3)	320	174	872	1,341
(Gain) loss on abandonment of assets	(7)	—	1,744	769
Gain on classification of held for sale	—	—	—	(24,616)
Accelerated depreciation and amortization (4)	—	—	—	45
Gain on change in fair value of derivative	(9,417)	—	(22,543)	—
Gain on change in fair value of investment	(3,305)	—	(6,072)	—
Loss on change in fair value of warrants	—	6,421	—	6,421
Loss on conversion of debt	—	—	—	33,612
Loss on change in fair value of debt	—	—	—	85,439
Loss on extinguishment of debt	—	1,177	—	1,177
Restructuring expenses (5)	358	43	1,093	43
Interest expense on convertible debt (7)	3,094	—	—	—
Other non-recurring expenses (6)	3,219	271	4,001	558
Adjusted net income (loss) (Non-GAAP)	$33,156	$(2,590)	$22,607	$(4,899)
Diluted weighted average number of shares outstanding (Non-GAAP) (8)	382,306,393	222,454,578	325,850,275	193,405,721

Adjusted net income (loss) per diluted share (Non-GAAP)	$0.09	$(0.01)	$0.07		$(0.03)

EBITDA and Adjusted EBITDA
Net loss (GAAP)	$(70,556)	$(35,555)	$(101,932)		$(178,528)
Operating loss from the Cloud Services Business	52,194	10,308	24,919		31,928
Interest (income) expense, net	(2,387)	8,897	18,883		23,687
Income tax (benefit) expense	(2)	117	21		118
Depreciation and amortization (4)	18,524	4,375	31,263		13,230
EBITDA (Non-GAAP)	$(2,227)	$(11,858)	$(26,846)		$(109,565)
Stock-based compensation	48,946	9,035	91,444		10,935
Non-recurring repair expenses (1)	107	3	280		173
Diligence, acquisition, disposition and integration expenses (2)	6,145	992	20,904		12,360
Litigation expenses (3)	320	174	872		1,341
Gain on classification of held for sale	—	—	—		(24,616)
Gain on change in fair value of derivative	(9,417)	—	(22,543)		—
Gain on change in fair value of investment	(3,305)	—	(6,072)		—
(Gain) loss on abandonment of assets	(7)	—	1,744		769
Loss on conversion of debt	—	—	—	—	33,612
Loss on change in fair value of debt	—	—	—		85,439
Loss on change in fair value of warrants	—	6,421	—		6,421
Loss on extinguishment of debt	—	1,177	—		1,177
Restructuring expenses (5)	358	43	1,093		43
Other non-recurring expenses (6)	3,219	271	4,001		558
Adjusted EBITDA (Non-GAAP)	$44,139	$6,258	$64,877		$18,647
(1)Represents costs incurred for the non-recurring repair and replacement of equipment at our data center facilities.
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
(7)Represents interest expense excluded from the calculation of Adjusted net income (loss) per diluted share (Non-GAAP) that would occur if the Convertible Notes had been converted into stock at the beginning of the period. This adjustment is only present in periods where its effect would be dilutive.
(8)Includes shares that would be issued upon conversion of our outstanding Convertible Notes totaling 46,144,395 shares.
Sources of Liquidity
As of February 28, 2026, we had unrestricted cash and cash equivalents of $1.7 billion and restricted cash of $377.2 million. Historically, we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuances of common stock, preferred stock, convertible promissory notes, senior unsecured convertible notes, senior secured notes (issued by our subsidiaries) debt facilities and the receipt of contractual deposits and revenue payments from customers.

We believe that existing cash balances, cash flows from operations, existing debt facilities, and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and other contractual obligations, for at least the next twelve months.
Given the project development nature of our business, we raise capital through public and private debt and equity issuances, as well as commercial borrowings, to fund this development activity. We are and expect to be constantly exploring, negotiating and consummating financing transactions, which may include refinancing existing capital arrangements as well as new issuances.
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
Series G Convertible Preferred Stock
During the three and nine months ended February 28, 2026, the Company issued and sold 154,500 and 758,550 shares of Series G Preferred Stock, respectively, for gross proceeds of $150.0 million and $740.0 million, respectively. During the three and nine months ended February 28, 2026, 197,750 and 836,550 shares of Series G Preferred Stock, respectively, were converted into 5.6 million and 49.2 million shares of the Company’s common stock, respectively. As of February 28, 2026, no shares of Series G Preferred Stock were issued and outstanding.
During the nine months ended February 28, 2026, we received $119.3 million in payments for future data center hosting.
Promissory Note
On September 9, 2025, APLD FAR-01 LLC, our subsidiary, entered into a promissory note with Macquarie Equipment Capital, Inc. (“MEC”). The Promissory Note provides for a principal sum of (a) $50 million, which was drawn on the Closing Date, plus (b) subject to the mutual consent of us and the Lender, additional loans in an aggregate principal amount not to exceed $25 million. On November 28, 2025, the Company repaid the Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and rate of return.
Amended and Restated Unit Purchase Agreement
On October 6, 2025, as described above, the Subsidiary Issuer sold to the Purchaser 112,500 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $112.5 million. On November 25, 2025, the Subsidiary Issuer sold to the Purchaser 450,000 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $450.0 million. On December 9, 2025, the Subsidiary Issuer sold to the Purchaser an additional 27,778 common units and 337,500 Preferred Units in the Subsidiary Issuer at a price per Preferred Unit of $1,000, for an aggregate purchase price of $337.5 million, bringing the total amount funded to date under the A&R UPA to $900.0 million.
Revolving Credit Facility
On November 10, 2025, we entered into a loan and security agreement with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million. As of February 28, 2026, approximately $61.9 million of letters of credit were issued under the revolving credit facility.
2030 Senior Secured Notes
On November 20, 2025, our subsidiary, APLD ComputeCo LLC, closed a $2.35 billion offering of 9.25% Senior Secured Notes due 2030 at an issue price of 97.0%. The net proceeds from the 2030 Notes after issuance costs and repayment of the SMBC loan were approximately $1.9 billion.

DevCo Facility
On December 18, 2025, Borrower and MEC entered into the DevCo Facility. The Promissory Note provides for a principal sum of (a) the First Draw, plus (b) the Second Draw, plus (c) the Third Draw, with the Third Draw to be funded upon the Borrower’s request at any time after the Initial Closing Date subject to satisfaction of or waiver by MEC of certain conditions precedent on or prior to the Third Draw, plus (d) the principal sum of any Additional Loans, if applicable.
Loans under the DevCo Facility bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”). As of February 28, 2026, $85 million has been drawn.
Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of February 28, 2026 (in thousands):

	Payments Due by Period
	Total	Remainder of FY 2026	FY 2027	FY 2028	FY 2029	FY 2030	Thereafter
Debt obligations(1)	$2,943,119	$90,283	$13,184	$100,772	$187,329	$184,158	$2,367,393
Interest on debt obligations(2)	1,104,009	18,996	232,386	253,289	221,730	204,828	172,780
Operating lease obligations(3)	70,985	5,484	22,163	22,650	17,152	3,536	—
Financing lease obligations(4)	76,988	14,951	51,069	10,968	—	—	—
Power commitments(5)	26,236	7,058	19,178	—	—	—	—
Preferred share dividends(6)	482,713	1,558	6,231	6,231	6,231	6,231	456,231
(1)Debt obligations presented in the table reflect scheduled principal payments related to our outstanding debt as described in Note 6 to the unaudited condensed consolidated financial statements for further discussion.
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
Funding Requirements
We have experienced net losses through the period ended February 28, 2026. Our transition to profitability is dependent on the successful operation of our business.
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

Summary of Cash Flows
The following table provides information about our net cash flow for the nine months ended February 28, 2026 and February 28, 2025, respectively.

	Nine Months Ended
$ in thousands	February 28, 2026	February 28, 2025
Net cash used in operating activities	$(42,860)	$(122,257)
Net cash used in investing activities	(1,593,697)	(465,678)
Net cash provided by financing activities	3,620,912	817,471
Net increase in cash, cash equivalents, and restricted cash	1,984,355	229,536
Cash, cash equivalents, and restricted cash at beginning of period	123,318	31,688
Cash, cash equivalents, and restricted cash at end of period	$2,107,673	$261,224
Commentary on the change in cash flows between the Nine Months Ended February 28, 2026 and Nine Months Ended February 28, 2025
Operating Activities
The net cash used in operating activities changed by $79.4 million, or 65%, from $122.3 million for the nine months ended February 28, 2025 to $42.9 million for the nine months ended February 28, 2026. Activities that positively impacted operating cash flows during the nine months ended February 28, 2026 included stock-based compensation, loss on classification of held for sale and non-cash interest expense as well as a decrease in net loss between comparative periods. These positive impacts were partially offset by prior period activities which were not present in the current period, including losses on the conversion and fair value of debt. Other impacts included changes in operating assets and liabilities associated with energizing our first HPC data center at our Polaris Forge 1 campus during the current fiscal year.
Investing Activities
The net cash used in investing activities increased by $1.1 billion, or 242%, from $465.7 million for the nine months ended February 28, 2025, to $1.6 billion for the nine months ended February 28, 2026. This increase was primarily due to an increase of approximately $1.1 billion in investments in property and equipment during the nine months ended February 28, 2026 as our payments in the current period for construction of each of our Polaris Forge 1, Polaris Forge 2, and Delta Forge 1 campus data center facilities increased as well as an increase in investments in other companies. Additionally, there were no proceeds from sale of assets during the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025 to offset the increase in cash used in investing activities.
Financing Activities
The net cash provided by financing activities increased by $2.8 billion, or 343%, from $817.5 million for the nine months ended February 28, 2025 to $3.6 billion for the nine months ended February 28, 2026. The primary reason for the change was an increase in the net borrowings of long-term debt of $1.9 billion from the issuance of our 2030 Notes as well as an increase in receipt of net proceeds from offerings of our common and preferred stock of approximately $645.6 million during the nine months ended February 28, 2026. Also contributing to the increase was a capital contribution from our noncontrolling interest partners of $900.0 million. These increases were partially offset by a decrease of $450.0 million in borrowings under our Convertible Notes which occurred during the nine months ended February 28, 2025 as well as an increase of $142.0 million in repayments of long-term debt during the nine months ended February 28, 2026 compared to the nine months ended February 28, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2026, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three months ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Series G Preferred Stock Offering
On October 21, 2025, we entered into the fourth amendment (the “Fourth Amendment”) to the PEPA, dated April 30, 2025, by and between the Company and the investors signatory thereto, as amended by the First Amendment, the Second Amendment, and the Third Amendment,in order to increase its access to capital to fund the continued construction and development of its Polaris Forge I data center in Ellendale, North Dakota.
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
The offer and sale of the Series G Preferred Stock pursuant to the Fourth Amendment, and the shares of common stock issuable upon the conversion of the Series G Preferred Stock, is and will be made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. During the nine months ended February 28, 2026, we have issued and sold 231,750 shares of Series G Preferred Stock pursuant to the Fourth Amendment, all of which have been converted to shares of common stock of the Company.
The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the full text of the Fourth Amendment, a form of which is attached hereto as Exhibit 10.1 and is incorporated in its entirety by reference herein.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document
4.1
Indenture, dated as of March 10, 2026, among APLD ComputeCo 2 LLC, the Subsidiary Guarantors as defined therein and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 6.750% senior secured notes (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2026).

4.2	Form of Note representing the 6.750% Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.1).
10.1^
Fourth Amendment to Preferred Equity Purchase Agreement, dated October 21, 2025, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2025).

10.2^†
Promissory Note, dated December 18, 2025, issued by APLD DevCo LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2025).

10.3†
Parent Guarantee, dated December 18, 2025, issued by Applied Digital Corporation in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2025).

10.4^†
Guarantee and Collateral Agreement, dated December 18, 2025, by APLD DevCo LLC, APLD Intermediate HoldCo LLC, and the other Grantors defined therein in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2025).

10.5#
Performance Stock Unit Award, dated January 6, 2026, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2026).

10.6#
Restricted Stock Unit Award, dated January 6, 2026, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 8, 2026).

10.7#
Amendment No. 1, effective as of January 14, 2026, to the Employment Agreement, dated August 1, 2025, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2026).

10.8#
Performance Stock Unit Award, dated February 6, 2026, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2026).

10.9#
Performance Stock Unit Award, dated February 6, 2026, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2026).

10.10#
Restricted Stock Unit Award, dated February 6, 2026, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2026).

10.11#
Restricted Stock Unit Award, dated February 6, 2026, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2026).

10.12^
Contribution and Exchange Agreement, dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., APLD ChronoScale Holdco LLC, APLD Intermediate Holdco LLC, and Applied Digital Cloud Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026).

10.13
Form of Investor Rights Agreement by and between ChronoScale Corporation and APLD ChronoScale Holdco LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026).

10.14
Guarantee, dated February 26, 2026, by Applied Digital Corporation in favor of the Babcock & Wilcox Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2026).

10.15#
Amended and Restated Performance Stock Unit Award, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on March 13, 2026).

10.16*	Amendment No. 1, effective as of February 24, 2026, to the Promissory Note, dated December 18, 2025, issued by APLD DevCo LLC and payable to Macquarie Equipment Capital, Inc.

10.17^†
Unconditional Springing Guaranty of Payment and Performance, dated March 30, 2026, by and between APLD ELN-02 LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2026).

10.18^†
Unconditional Springing Guaranty of Payment and Performance, dated March 30, 2026, by and between APLD ELN-03 LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2026).

10.19^
Assignment, Assumption and Consent, dated March 30, 2026, by and among APLD ELN-03 LLC, CoreWeave, Inc. and CoreWeave Compute Acquisition Co. VIII, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2026).

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
# Management compensatory agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on April 8, 2026.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins
Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ Saidal Mohmand
Name: Saidal Mohmand
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)