Form 10-K
period 2026-05-31
Applied Digital Corp.
filed 2026-07-29
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6.9 billion, based on the closing price of the registrant’s common stock on November 30, 2025, as reported on the Nasdaq Global Select Market. Shares of the registrant’s common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 291,469,112 shares of common stock as of July 28, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended May 31, 2026, are incorporated by reference in Part III of this Form 10-K.

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
•our ability to complete construction of our data center campuses;
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
•our ability to timely and successfully build new data center facilities with the appropriate contractual margins and efficiencies; and
•uncertainties of regulation policy.
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

Item 1. Business
Overview
Our Business
We are a U.S.-based designer, developer, owner, and operator of large-scale, purpose-built data centers engineered to support high-performance computing (“HPC”) workloads, including artificial intelligence (“AI”), machine learning, and other accelerated-compute applications. We design, build, and operate high-performance, sustainably engineered data centers—which we refer to as AI factories—and deliver that capacity to investment-grade hyperscalers and other leading compute customers under long-term lease and hosting arrangements. Our standardized, repeatable design model spans site selection, design, construction, and operations, and has been qualified by major hyperscalers, enabling rapid, flexible deployment in both air-cooled and liquid-cooled configurations.
Over the past several fiscal years, we have evolved from a company focused on blockchain hosting into a purpose-built HPC data center platform organized around our proprietary AI factory model. Today, our growth, capital allocation, and operating focus are centered on developing and operating HPC data centers, while our legacy blockchain hosting operations represent a smaller, single-customer component of our business that we expect to continue to decline in relative significance over time.
We conduct our business through two reportable segments: our HPC data center hosting business (the “HPC Hosting Business”) and our blockchain data center hosting business (the “Data Center Hosting Business”). As discussed further under Note 1 - Business and Basis of Presentation and Note 19 - Business Segments, our cloud services business is no longer an operating or reportable segment following the May 2026 transaction.
Our Competitive Strengths
We believe the following strengths position us to capture growing demand for HPC and AI infrastructure:
Control of power-advantaged sites
We originate and control large, contiguous sites with access to substantial, cost-competitive power and the interconnection rights necessary to energize high-density compute at scale. We believe that securing power and interconnection ahead of demand is the principal constraint on new HPC capacity and a core differentiator for us from many of our competitors.
Purpose-built, high-density design
Our campuses are engineered for liquid-cooled, high-density graphics processing unit (GPU) deployments, with redundant electrical and mechanical systems designed to meet the uptime and performance requirements of mission-critical AI workloads.
Long-term contracted revenue with high-quality counterparties
Our HPC capacity is contracted under long-term leases, including with investment-grade hyperscalers, providing long-dated revenue visibility.
Standardized, repeatable AI factory platform
We develop our campuses using a standardized, franchise-style design that is engineered to deliver state-of-the-art data centers of approximately 150 MW in approximately 14 to 18 months, with low water usage. A scalable operating model which standardizes operations and leverages the same core roles across campuses and our master service and master telecom service agreements with leading hyperscalers—agreements that are difficult to obtain—position us to move quickly as hyperscaler AI infrastructure investment accelerates.
HPC Hosting Business
Our HPC Hosting Business designs, constructs, owns, and operates next-generation data centers purpose-built to host high-density GPU and other accelerated-compute infrastructure for AI, machine learning, and other HPC applications.

Polaris Forge 1
Our flagship HPC campus, located in Ellendale, North Dakota, is being developed in phases. Our first HPC data center at the campus, with approximately 100 MW of critical IT load, became operational in October 2025. A second data center, expected to provide an additional 150 MW, is partially operational, and a third data center, also expected to provide approximately 150 MW, is under construction with an anticipated ready-for-service date in calendar year 2027.
On May 28, 2025, our subsidiaries APLD ELN-02 LLC and APLD ELN-03 LLC each entered into a data center lease (the "ELN-02 Lease" and the "ELN-03 Lease”) with CoreWeave, Inc. (“CoreWeave”) to deliver an aggregate of 250 MW of capacity to host CoreWeave’s HPC operations at Polaris Forge 1. On August 28, 2025, our subsidiary APLD ELN-02 C LLC entered into a third lease (the “Building 4 Lease”) with CoreWeave for an additional 150 MW, bringing the total contracted capacity at Polaris Forge 1 under our CoreWeave leases to 400 MW. We have guaranteed the obligations of the applicable subsidiaries under each of these leases. On March 30, 2026, as a result of an internal restructuring at CoreWeave, the ELN-02 Lease was amended and the ELN-03 Lease was assigned, in each case, to a wholly owned subsidiary of CoreWeave, CoreWeave Compute Acquisition Co. VIII, LLC, as further described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Business Overview."
Polaris Forge 2
On August 18, 2025, we broke ground on our Polaris Forge 2 data center campus near Harwood, North Dakota, with an initial 200 MW data center. We currently anticipate reaching initial capacity in the second half of calendar year 2026 and full capacity in early calendar year 2027. On October 22, 2025, we entered into an approximately 15-year lease with a U.S.-based investment-grade hyperscaler for 200 MW of critical IT load at the campus.
Delta Forge 1
On January 22, 2026, we broke ground on Delta Forge 1, a 300 MW critical IT load campus located in a strategic southern U.S. market. On April 23, 2026, we entered into two approximately 15-year leases with a second U.S.-based investment-grade hyperscaler for an aggregate 300 MW of critical IT load at the campus.
Polaris Forge 3
Polaris Forge 3 is a 300 MW critical IT load data center campus located in our northern United States region, currently under construction across two buildings. The aggregate 300 MW of critical IT load is contracted under two approximately 15-year leases (with three five-year renewal options) with a high investment-grade hyperscaler, representing approximately $7.5 billion of contracted revenue over the base term, with expected delivery beginning in the second half of calendar year 2027 through the second half of calendar year 2028.
Delta Forge 2
Delta Forge 2 is a 210 MW critical IT load campus located in our southern region, comprising a single building under construction. The full 210 MW of critical IT load is contracted under an approximately 15-year lease (with three five-year renewal options) with a high investment-grade hyperscaler, representing approximately $5.2 billion of contracted revenue over the base term, with expected delivery in the first half of calendar year 2028.
Contracted Lease Portfolio
As of May 31, 2026, we had executed long-term leases representing approximately 1,410 MW of contracted critical IT load across five campuses, representing approximately $36.2 billion of total contracted revenue over the initial 15-year base lease terms. Each lease is a direct, long-term agreement with CoreWeave or an investment-grade hyperscaler, is structured on a take-or-pay basis, and is non-cancellable, such that a termination for convenience would require payment of the full remaining contractual value. The following table summarizes our contracted HPC lease portfolio as of May 31, 2026:

Campus	Anchor Tenant	Contracted Critical IT Load	Lease Term	Total Contracted Revenue (1)	Expected Delivery (2)
Polaris Forge 1	CoreWeave	400 MW	15 years	~$11.0B	2H25–1H27
Polaris Forge 2	Investment-grade hyperscaler	200 MW	15 years	~$5.0B	2H26–1H27
Polaris Forge 3	High investment-grade hyperscaler	300 MW	15 years	~$7.5B	2H27–2H28
Delta Forge 1	High investment-grade hyperscaler	300 MW	15 years	~$7.5B	1H27–1H28
Delta Forge 2	High investment-grade hyperscaler	210 MW	15 years	~$5.2B	1H28
Total / Portfolio		1,410 MW		~$36.2B	2H25–2H28
(1)Total contracted revenue reflects the initial 15-year base term of each lease and excludes renewal options. Each lease includes multiple five-year renewal options (three five-year options, except Polaris Forge 2, which includes two five-year options), which are not reflected in the amounts shown.
(2)Expected delivery reflects management’s current estimates of the periods during which contracted capacity is expected to be placed in service and is subject to construction, permitting, interconnection, and other risks. Expected delivery is presented as calendar year periods.
Site and Power Pipeline
In addition to our contracted lease portfolio, we are developing and originating additional capacity that we expect to support future HPC leasing. We categorize this pipeline as follows:
Secured and under construction
As of May 31, 2026, we had approximately 1.5 GW of critical IT load that is contracted and operating or under construction across our five named campuses—Polaris Forge 1, Polaris Forge 2, and Polaris Forge 3 in our northern region and Delta Forge 1 and Delta Forge 2 in our southern region—of which approximately 100 MW was operating and revenue-generating. Each megawatt in this category is backed by land under our control and/or an executed utility power agreement.
Active pipeline
We are advancing an active development pipeline of over 3 GW of utility (gross) power, consisting of near-term greenfield sites in multiple states together with expansion capacity at our existing campuses, certain of which are scalable to 1 GW or more.
Extended pipeline
We are additionally evaluating an extended pipeline of more than 5 GW of utility (gross) power that is in earlier stages of discussion or due diligence.
In addition, through our partnership with Base Electron Corporation ("Base Electron"), an independent power producer, we are pursuing the development of approximately 1.2 GW of front-of-the-meter, natural gas-fired generation in the Dakotas, which we expect to unlock additional power capacity for our development pipeline.
Data Center Hosting Business
Our Data Center Hosting Business provides energized infrastructure allowing the customer to deploy equipment based on its power requirements. This is a legacy line of business: we currently serve a single crypto mining customer under a contract with a remaining term of approximately one and a half years, and we expect this segment to represent a declining share of our business as we scale our HPC operations. We operate hosting sites in Jamestown, North Dakota (a 106 MW facility) and Ellendale, North Dakota (a 180 MW facility), representing total hosting capacity of approximately 286 MW.
ChronoScale
On May 5, 2026, we completed the separation of our cloud business in a series of transactions that resulted in the Company owning approximately 97% of the issued and outstanding equity of ChronoScale Corporation. On July 1, 2026

ChronoScale Corporation completed a holding company transaction, as a result of which the holding company became the public parent, ChronoScale Holdings Corporation (“ChronoScale”). ChronoScale owns and operates our historic cloud business and is consolidated into our financial statements. The common stock of ChronoScale began trading on the Nasdaq Capital Market under the symbol “CHRN” on May 5, 2026.
ChronoScale's cloud business currently operates in three states: Colorado, Minnesota and Utah. This business provides cloud services to customers, such as AI and machine learning developers by renting space at third party co-location centers and providing the customers with access to its cloud computing equipment.
ChronoScale's legacy Ekso Bionics, Inc. (“Legacy Ekso”) business designs, develops, and markets exoskeleton and complementary products that augment human strength, endurance, and mobility. On June 4, 2026, ChronoScale announced that its Board of Directors committed to a plan to divest the Legacy Ekso business and to focus its operations solely on its cloud business. As such, the Legacy Ekso business was designated as “held for sale.”
Competition
We operate in a competitive market for the development and operation of data centers serving HPC and AI workloads. Competition centers on securing and developing sites with access to large-scale, reliable, and cost-competitive power and interconnection; designing and delivering facilities capable of supporting high-density compute; attracting and retaining customers; and accessing capital on attractive terms.
We compete with established data center owners and operators, including Digital Realty Trust, Inc. and Equinix, Inc., as well as hyperscalers that develop their own capacity, independent and private data center developers, and other power-advantaged developers, including companies that have expanded from blockchain hosting into HPC infrastructure, such as IREN Limited, Cipher Digital Inc., TeraWulf Inc., Hut 8 Corp., Riot Platforms, Inc., CleanSpark, Inc., HIVE Digital Technologies Ltd., Core Scientific, Inc., Bitdeer Technologies Group, Galaxy Digital Inc., Fermi Inc., Keel Infrastructure Corp, and MARA Holdings, Inc. Within our legacy Data Center Hosting Business, we compete with other blockchain hosting providers.
Industry Trends
The build-out of AI infrastructure is accelerating rapidly. Hyperscaler capital expenditures on AI infrastructure are estimated to exceed $700 billion annually by 2026, and U.S. data center construction spending has tripled since 2022 and is on track to surpass general office construction. Industry sources project that global demand for data center capacity could triple by 2030, while the U.S. Department of Energy projects that the grid will require approximately 100 GW of new capacity by 2030—roughly half of it driven by data centers—and the Boston Consulting Group estimates a U.S. data center power shortfall that could exceed 45 GW by 2030. At the same time, rising rack power densities driven by successive generations of AI accelerators are pushing critical IT loads beyond the levels most legacy facilities can support, increasing demand for the purpose-built, high-density, liquid-cooled capacity we develop.
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
The AI market has experienced significant growth in recent years, driven by the rapid advancement of machine learning, generative AI, and other accelerated-compute applications across a broad range of industries. Training and serving advanced AI models requires substantially greater power density than traditional computing, which is changing the power and cooling requirements of modern data centers and driving demand for purpose-built, high-density, liquid-cooled facilities.
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
Materials and Suppliers
The development and operation of our data centers require significant electrical infrastructure, specialized power and cooling equipment, and construction materials, certain of which may be subject to long lead times, price volatility, or the effects of tariffs and trade measures. We proactively procure these materials and equipment in sufficient quantities, and sufficiently in advance, to support hardware deployment at scale and on accelerated construction timelines, and we have established long-term contracts with key suppliers that give us greater certainty regarding the availability and pricing of essential components. We continuously monitor market conditions and maintain open communication with our suppliers to anticipate and address potential supply chain challenges.
Our standardized AI factory design further strengthens our supply chain position. Because power distribution, cooling architecture, and data hall layouts are standardized across our campuses, we are able to consolidate purchasing around a common set of trusted, qualified partners—including ABB for electrical equipment, BASX for mechanical and cooling systems, and Caterpillar for backup generation—and to place bulk orders against a multi-gigawatt development pipeline. Combined with prefabricated skids, modular construction, and early procurement of long-lead equipment, this approach supports repeatable build cycles of approximately 12 to 18 months per 100 to 150 MW facility and reduces delivery and schedule risk as we scale.
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
Global Logistics
Global supply logistics have caused delays across all distribution channels, impacting the markets we serve. Delivery schedules for specialized equipment, such as power and cooling systems for HPC data centers, including AI focused data centers, have been affected due to constraints on globalized supply chains and have been, and may be further, impacted by tariffs. These constraints extend to procuring construction materials and specialized electricity distribution equipment required to develop HPC and AI facilities. Efforts to mitigate delivery delays are ongoing to avoid materially impacting deployment schedules; however, there are no assurances that such mitigation efforts will continue to be successful. To help address global supply logistics and pricing concerns, we have implemented proactive measures such as procuring and holding required materials. We continuously monitor developments in the global supply chain which is necessary to assess their potential impact on the Company’s expansion plans within the HPC data center market.
Regulatory
The regulatory landscape surrounding HPC and data center hosting services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. Any such developments may significantly impact our business and operations in ways that are difficult to predict.
There are growing concerns about the ethical implications and potential misuse of these technologies, particularly in association with AI and machine learning. Governments and regulatory bodies alike are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines.
The amount of energy used for our services has also received significant attention. The U.S. Energy Information Administration has recently launched surveys relating to electricity consumption from both data centers and cryptocurrency mining in the U.S. Certain U.S. states have also conducted similar studies. This indicates that more focus is being placed on the energy usage of these activities. It is unclear how the information collected will be used for future regulations, but it is expected that energy efficiency and sustainability will be critical factors regulating our industries. While there is currently insufficient support for any particular proposal, we expect that regulatory efforts in this area will continue to evolve and potentially impact our business.
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
Employees and Human Capital Resources
During fiscal year 2026, we invested significantly in our workforce to retain and attract top-tier employees. We expanded our employee base and promoted individuals internally to critical positions. As of May 31, 2026, we employed approximately 256 full-time employees across various departments, including design, engineering, IT, operations, construction, administration, finance, and marketing. We also engage consultants and contractors as needed to supplement our permanent workforce.
Our human capital strategy aligns employee interests with our long-term success drivers. During fiscal year 2026, we granted eligible employees service-based restricted stock unit awards that vest over three years and performance-based restricted stock unit awards that vest upon achieving specific performance milestones. This program is a key employee incentive, aligning their long-term interests with the Company’s objectives.
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
Compensation and Benefits
Our compensation programs are structured to incentivize the recruitment, retention, and motivation of personnel to pursue our long-term objectives. We conduct rigorous evaluations, benchmarking salary and wages against quantitative metrics, and adjust monetary compensations to ensure competitive alignment with employee roles, skill levels, tenure, and geographic considerations. Our commitment to pay equity is reinforced by a robust process that facilitates merit-based increases in incentives and compensation tied to performance.
Furthermore, our benefits portfolio encompasses various offerings, including medical, dental, and vision insurance coverage for employees and their dependents, various paid and unpaid leave options, and life and disability/accident insurance coverage.

Our Growth Strategies
Continued expansion of businesses
We continue our expansion into HPC hosting for AI workloads. As such, we have plans to expand our HPC hosting capacity through build outs at existing and future locations. The locations have been and will continue to be strategically selected for their power, fiber and land capabilities along with a specialized design for high density compute.
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
Integrate power assets
We are increasingly looking at various types of power assets to support the growth of our hosting operations. Our management team has experience not only in evaluating and acquiring power assets, but also in the conversion of power assets to the construction of data centers.
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
Our data center campuses are engineered to support high-density, mission-critical compute while emphasizing efficient power utilization, advanced cooling architectures, and resilient electrical design. These facilities are designed to operate with a range of long-duration power resources, including grid-supplied electricity and, where appropriate, on-site generation. Our liquid cooling system utilizes a closed-loop design that reduces water waste by recycling water rather than consuming it, addressing a common concern among communities about water usage. As a result, our data centers are designed to operate at a near-zero water usage effectiveness (WUE).
Our environmental focus is centered on disciplined development, efficient operations, and long-term infrastructure stewardship rather than reliance on any single energy source or environmental attribute.
Customers
We have material customer concentration in our Data Center Hosting Business. We currently serve one crypto mining customer with a remaining contract term of one and a half years. We also have material customer concentration in our HPC Hosting Business. We currently have three customers in this business segment, each of which is party to approximately fifteen-year leases with us.
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
•In the past we have identified material weaknesses in our internal control over financial reporting and, though remediated, may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•We may be unable to complete our data center campuses in a timely manner or within anticipated cost estimates.
•Delays in lease commencement could adversely affect our financial condition and results of operations.
•Our business has and is expected to continue to have significant customer concentration.
•Our consolidated financial statements include the financial results of ChronoScale.
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
•We have substantially concentrated our operations in the state of North Dakota and, thus, are particularly exposed to the regulatory framework and changes in the regulatory environment, market conditions and natural disasters in that state.
•Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.
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
•We are establishing data centers in remote areas, which may adversely affect our ability to recruit, retain staff and could increase our compensation costs.
Risks Related to Our Industry
•Uncertainty in the global economy and international relations instability and unpredictability, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business.
•We depend on significant customers in our HPC Hosting Business and Data Center Hosting Business.
•The use and continued pace of developments in AI are inherently uncertain. Failure by us to keep up with evolving data center requirements and regulatory frameworks for AI, could have a material adverse effect on our business and financial condition.
•The development and advancement in the efficiency of AI models presents risks and challenges that may adversely impact our business and operating results.
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
•The Convertible Notes (as defined below) may adversely affect the market price of our common stock.
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
We expect to need to raise substantial additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or unanticipated working capital requirements. Construction of our data center campuses, are capital-intensive projects, and we anticipate that our current and future strategic growth initiatives will likewise continue to be capital-intensive. We expect to raise additional capital to fund these and other future strategic growth initiatives, however, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all, which could impair our growth and adversely affect our existing operations. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, pay dividends to our shareholders, or take other actions. We may also be required to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of our operations and financial condition may suffer.
Our level of debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
We utilize debt financings, including high yield bond offerings, in our capital structure and may incur additional debt in the future. Our level of debt could have significant consequences, including limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes; imposing financial and other restrictive covenants on our operations, including debt service coverage requirements and limitations on our ability to (i) declare or pay dividends or repurchase shares of our common stock; (ii) purchase assets, make investments, complete acquisitions, consolidate or merge with or into, or sell, transfer or lease all or substantially all of our assets to, another person; (iii) enter into sale/leaseback transactions or certain transactions with affiliates; (iv) incur additional indebtedness; and (v) incur liens, making us more vulnerable to economic downturns and limiting our ability to withstand competitive pressures or take advantage of new opportunities to grow our business.
Our ability to meet our debt service obligations, comply with our debt covenants and deleverage depends on our cash flows and financial performance, which are affected by financial, business, economic and other factors. The rate at which we will be able to or choose to deleverage is uncertain. Failure to meet our debt service obligations or comply with our debt covenants could result in an event of default under the applicable indebtedness. We may be unable to cure, or obtain a waiver of, an event of default or otherwise amend our debt agreements to prevent an event of default thereunder on terms acceptable to us or at all. In that event, the debt holders could accelerate the related debt, which may result in the cross-acceleration or cross-default of other debt or other obligations. We also utilize convertible debt in our capital structure. In the event that holders of our convertible debt exercise conversion rights, we may be required to settle the principal amount of any converted notes in cash. If we do not have sufficient funds available to repay indebtedness when due, whether at maturity, by acceleration or upon conversion, we may be required to sell important strategic assets; refinance our existing debt; incur additional debt or issue common stock or other equity securities, which we may not be able to do on terms acceptable to us, in amounts sufficient to meet our needs, or at all. Our inability to service our debt obligations or refinance our debt could harm our business. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holder of such debt could proceed against the collateral securing the indebtedness. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.
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
Covenants in the Credit Agreement entered into on May 29, 2026 by and among APLD Intermediate HoldCo LLC, a first-tier subsidiary of the Company (“APLD Intermediate HoldCo”), and certain other subsidiaries of the Company as subsidiary guarantors with First National Bank of Omaha, as administrative agent and collateral agent, and the lenders and issuing banks party thereto (the “Revolving Credit Agreement”) and the indentures governing our notes contain a number of restrictions that impose operating and financial limitations on us and may inhibit our ability to execute our growth strategy or engage in acts that may be in our long-term best interest, including restrictions on our ability to incur additional indebtedness, grant liens on assets, make distributions, dispose of assets, make loans, pay other indebtedness, engage in mergers, and other matters. In addition, we must maintain compliance with certain financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants could result in an event of default under our Revolving Credit Agreement or the indentures governing our notes. Any such default may allow the applicable creditors to accelerate the related debt. In the event our lenders accelerate the repayment of our borrowings, we may not have sufficient funds to repay that indebtedness.
We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.
It is likely that we will need to refinance at least a portion of our outstanding debt. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions or obtain project financing, as the case may be, then our cash flow may not be sufficient in all years to repay all such maturing debt and to pay distributions. Further, if prevailing interest rates or other factors at the time of refinancing, such as the reluctance of lenders to make commercial real estate loans, result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase.
In the past we have identified material weaknesses in our internal control over financial reporting and, though remediated, may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
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
We may be unable to complete our data center campuses in a timely manner or within anticipated cost estimates.
Our business depends upon the completion and build-out of our AI-focused data center campuses (including the Polaris Forge and Delta Forge Campuses). Until we complete construction of the facilities required by our customer leases, we will not realize the full amount of projected revenue from those leases. While our present data center projects are proceeding on time and within our cost expectations, we cannot guarantee we will complete these projects on time or within our anticipated cost estimates, if at all.
The build-out of our data center campuses expose us to significant construction risks, including risks related to construction delays; lack of availability of parts and/or labor; increased prices; work stoppages; unanticipated environmental issues and geological problems; delays related to permitting and approvals from public agencies and utility companies; and delays in site readiness, which may lead to our failure to meet commitments, including missing ready for service dates under our existing and future leases which could result in an adverse effect on our business and results of operations. Construction-related projects depend on the skill, experience, and performance of designers, contractors, subcontractors and key suppliers. Should any such party experience financial difficulties or other problems, we could experience significant delays, increased costs and other negative impacts to our expected timelines and returns.
Delays in lease commencement could adversely affect our financial condition and results of operations.
Under certain circumstances, lessees may have the right to terminate applicable leases if there are significant delays in construction. In the event of a termination, we may not be able to re-lease the applicable data center in a timely or profitable manner. As a result, a lease termination could adversely affect our financial condition and results of operations.
Our business has and is expected to continue to have significant customer concentration.
We generate a large portion of our revenue from a small number of customers. If we were to lose one or more of our large customers, our operating results could suffer dramatically.
HPC Hosting Business
During fiscal year 2026, this business segment was comprised of one customer accounting for 59% of our total revenue from continuing operations. No other customers accounted for more than 10% of revenue.
This business segment began generating meaningful revenues once the first HPC building within Polaris Forge 1 became operational in fiscal year 2026. As of the date of this report, we have entered into numerous lease agreements with multiple customers for a combined capacity of approximately 1.4 GW. As a result, we expect significant growth in revenue from this segment in the coming years.
Due to the limited number of hyperscalers, we expect that a limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If a subset or all of our customers were to experience harm or loss due to unforeseen circumstances, it could negatively impact their businesses. In the event that any of our customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our lease prices in some instances or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operating results.
Data Center Hosting Business
During fiscal year 2026, this business segment was comprised of one customer accounting for 25% of our revenue from continuing operations. No other customers accounted for more than 10% of revenue.
As of the date of this report, we have only one customer in this business segment. As a result of the risks our crypto mining customer faces, it is not possible for us to predict the future level of demand for our services that will be generated by this customer or the future demand for the products and services of this customer. Should this customer suffer from harm or loss due to a set of circumstances, their business could be negatively impacted. Further, although this customer is currently under a five year contract with us, with one and a half years remaining, they may choose to unilaterally reduce or discontinue their contract with us at any time (subject to notice and certain other provisions). If our customer experiences declining mining operations for any reason or determines to stop utilizing our facilities altogether, and we are not able to timely replace this customer with one or more comparable revenue-generating customers, our ability to generate any revenue from this business segment could be materially adversely affected, which in turn would have a material adverse effect on our financial condition, results of operations and cash flows.
Our consolidated financial statements include the financial results of ChronoScale.
We recently completed the separation of our cloud business segment into a separate publicly traded company, ChronoScale, of which we currently own approximately 96%. Although ChronoScale is a separate public company, we expect to continue consolidating its financial results in our consolidated financial statements for so long as we are required to do so under applicable accounting rules. As a result, the accuracy and timeliness of ChronoScale’s financial reporting, internal control over financial reporting, disclosure controls and procedures, audit process, and related accounting judgments may directly affect our consolidated financial statements and our periodic reports filed with the SEC.
There can be no assurance that ChronoScale will complete its audit or file its annual report on Form 10-K before we are required to finalize and file our own annual report on Form 10-K. If ChronoScale’s audited financial statements are not available before we complete our financial reporting process, we may be required to consolidate financial information for ChronoScale that is preliminary, unaudited, based on estimates, or otherwise subject to completion of ChronoScale’s audit and year-end reporting procedures. Those preliminary results may differ from ChronoScale’s final audited financial statements once available, including as a result of audit adjustments, changes in accounting estimates, identification of errors or control deficiencies, impairment analyses, tax adjustments, revenue recognition judgments, valuation matters, or other period-end accounting determinations.
If ChronoScale’s final audited results differ materially from the preliminary results that we consolidate, our consolidated financial statements could contain a material misstatement or omission. In that event, we may be required to revise or restate our financial statements, amend prior SEC filings, delay future filings, conclude that our disclosure controls and procedures or internal control over financial reporting were ineffective, or incur additional audit, accounting, legal, and other expenses. Any such developments could adversely affect investor confidence in our financial reporting, result in regulatory scrutiny or stockholder litigation, and have a material adverse effect on the trading price of our securities, our access to capital, and our business, financial condition, results of operations, and cash flows.
In addition, any adverse developments affecting ChronoScale, including operating losses, liquidity constraints, customer or supplier issues, regulatory matters, litigation, impairments, debt covenant defaults or other liabilities, could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.
Furthermore, our consolidation of ChronoScale depends on applicable accounting rules and our continuing ability to control ChronoScale for financial reporting purposes. If our ownership interest or governance rights were reduced, if minority holders obtained additional rights, or if accounting standards or interpretations changed, we could be required to deconsolidate ChronoScale or otherwise change the manner in which we present its results. Any such change could materially affect the presentation of our financial statements, make period-to-period comparisons more difficult and adversely affect investors’ perception of our business, results of operations and financial condition.
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
Our customers’ businesses are subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, cryptoasset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, AI, cryptoassets and related technologies. As a result, they do not contemplate or address unique issues associated with AI or the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another.
Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of AI and the crypto economy requires us to exercise our judgment as to whether certain laws, rules and regulations apply to us or our customers, and it is possible that governmental bodies and regulators may disagree with our or our customers’ conclusions. To the extent we or our customers have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As cryptoassets have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network and the Federal Bureau of Investigation) have begun to examine the operations of cryptoasset networks, cryptoasset users and cryptoasset exchange markets.
Ongoing and future regulatory actions could effectively prevent our customers’ ongoing or planned operations, limiting or preventing future revenue generation by us or rendering our operations obsolete. Such actions could severely impact our ability to continue to operate and our ability to continue as a going concern or to pursue our strategy at all, which would have a material adverse effect on our business, prospects or operations.
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
We are in the business of developing, owning and operating data centers. A reduction in the demand for data center space, power or connectivity would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a less specialized use. Our substantial development activities make us particularly susceptible to general economic slowdowns as well as adverse developments in the data center, internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to metropolitan areas that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our newly developed data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a loss of business to us or put pressure on our pricing. Mergers or consolidations of technology companies could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.
Any delays or unexpected costs developing our existing space, developable land and newly acquired properties may delay and harm our growth prospects, future operating results and financial condition.
We are currently in the process of constructing numerous data center campuses and we may in the future continue to build out additional HPC hosting facilities on a speculative basis at significant cost. Our successful development of our announced campuses and future projects is subject to many risks, including those associated with:
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
If we are not able to secure additional financing to continue our construction efforts with respect to our announced campuses, the completion of these projects may be delayed and our ability to collect any potential rental revenue or to otherwise monetize these facilities may be compromised, which could have an adverse effect on our expansion strategy and our ability to generate significant or any revenue from our HPC Hosting Business segment. In addition, development activities, regardless of whether they are ultimately successful, also typically require a substantial portion of our management’s time and attention. This may distract our management from focusing on other operational activities of our business. If we are unable to complete development projects successfully, our business may be adversely affected.
We have substantially concentrated our operations in the state of North Dakota and, thus, are particularly exposed to the regulatory framework and changes in the regulatory environment, market conditions and natural disasters in that state.
While we are currently constructing data center campuses in other states, we are currently operational only in the state of North Dakota. The revenue we collected from operating these data centers was responsible for the majority of our revenue in the fiscal years ended May 31, 2026, 2025, and 2024. Consequently, our business operations and financial condition are particularly reliant on the performance of these data centers, which are all located in North Dakota.
As a result of the concentrated nature of our operations in this state, the operation of our business is particularly exposed to the regulatory framework, including but not limited to state utility permitting regulations, and changes in the regulatory environment, market conditions and natural disasters in the state, any of which may cause delays in the construction and operation of our data center facilities or prevent us from executing on our expansion strategy.
We may be unable to lease vacant or development space, renew leases, or re-lease space as leases expire.
We intend to continue to add new space to our development inventory and to continue to develop additional space from this inventory. A portion of the space that we develop has been, and may continue to be, developed on a speculative basis, meaning that we do not have a signed customer agreement for the space when we begin the development process. We also develop space specifically for customers pursuant to agreements signed prior to the beginning of the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate the agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we may lease data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. We cannot assure you that once we have developed space or land we will be able to successfully lease it at all, or at rates we consider favorable or expected at the time we commenced development. Further, once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. If we are not able to complete development in a timely manner or successfully lease the space that we develop, if development costs are higher than we currently estimate, or if rental rates are lower than expected when we began the project or are otherwise undesirable, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.
Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.
Our ability to attract customers to our data centers depends on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition and results of operations.
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
Our operations require significant amounts of electrical power and we anticipate our demand for electrical power will continue to grow as we begin to operate our data center campuses. The fluctuating price of electricity required for our operations and to power our planned expansion may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.
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
We rely on third parties to provide power to our data centers, and we cannot ensure that these third parties will deliver such power in adequate quantities or on a consistent basis. We are also reliant on third parties to deliver the additional power capacity required to support the growth of our business. If the amount of power available to us is inadequate to support our customer requirements, we may be unable to satisfy our obligations to our customers or grow our business. In addition, our data centers may be susceptible to power shortages and planned or unplanned power outages caused by these shortages. Power outages may last beyond our backup and alternative power arrangements, which would harm our customers and our business. Any loss of services or equipment damage could adversely affect both our ability to generate revenues and our operating results, harm our reputation and potentially lead to customer disputes or litigation.
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
In determining to engage with potential competitors and entities with whom our officers or directors may have relationships, including ChronoScale and Base Electron, we considered the risks and risk mitigation factors, including requiring that transactions valued at over $120,000 in which our officers, directors and holders of more than 5% of our common stock have an interest be approved or ratified by our Audit Committee. Mr. Cummins holds over 7% of our common stock and has a financial interest in the success of our operations. We also have more than a majority of independent directors on our Board in order to ensure that there are limitations on the risks of conflicts of interest impacting Board level decisions. We cannot, however, guarantee that any conflicts of interest will not manifest in advice or decisions that negatively impact our financial results and our operations. Our company maintains business relationships with several companies, including those involved in power generation, cloud computing and software development. For example, several of our Board members serve on the board of directors of other related companies such as ChronoScale and Base Electron. One of our Board members, Richard Nottenburg, has interests in various companies, some of which provide software services to our crypto hosting business. The current value of the annual contract with his software providers is below $500,000 per year. While we strive to maintain transparent and ethical business practices, potential conflicts of interest may arise due to these relationships. We continuously monitor and manage such situations to ensure compliance with legal and regulatory requirements.
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
We rely on computer systems, hardware, software, online sites and networks, as well as physical, digital and operational technology infrastructure to support our internal and external operations (collectively, “Information Systems”). We own, operate, and manage complex, global Information Systems and also rely on third-party providers for a range of Information Systems and other products and services. We face evolving risks that threaten the confidentiality, integrity, and availability of Information Systems and data, including from state-sponsored espionage actors, financially motivated hackers, hacktivists and insiders, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), human or technological error, or due to “bugs,” misconfigurations and known and unknown vulnerabilities in hardware, software, systems and processes that support our business.
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
In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for AI, demand for Bitcoin, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.
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
We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar products or services at this time. Our industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do.
We may experience great difficulties in expanding and improving our services and product offerings to remain competitive. Competition from existing and future competitors, particularly those that have access to competitively priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on our results of operations, financial condition and the trading price of our common stock, which would harm our investors.
If we cannot adapt to evolving technology or customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may be adversely affected.
The markets for the data centers we own and operate, as well as the specific industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, and frequent new service introductions. Our ability to deliver technologically sophisticated power to our customers requires an ongoing commitment to maintaining and improving existing data centers and substation infrastructure, developing new and diversified data centers, and investing in personnel and resources. The widespread adoption of new technologies and services, new industry standards, or significant changes in customer requirements could require substantial new investments in our data centers and infrastructure. If and when we pursue international expansion, our infrastructure maintenance and expansion costs may increase due to investment outside the U.S. and the increased costs of compliance with local laws and regulations. Although we regularly upgrade our power infrastructure and data centers to handle increased densities and higher power levels necessary for our customers’ businesses, there can be no assurance that such upgrades would adequately mitigate the risk that our data centers and infrastructure may not be able to meet the needs of our customers in the future or, may become obsolete, unmarketable, or subject to competitive pressures. The costs of modifying our data centers and infrastructure in response to technological change, customer requirements, or industry changes, which may include retrofitting our data centers for more efficient cooling capabilities, could be substantial. In addition, if and when we expand internationally, changes in customer requirements, technological advances, or standards in other countries may further lengthen the time necessary to generate revenue at new data centers or utilize infrastructure in new regions, and, as a result, we may not be able to recover the cost of these investments. Furthermore, our ability to deliver technologically sophisticated power to our customers depends on our suppliers providing us with the equipment that meets our specifications. If our suppliers cannot provide us with the equipment needed or if we are required to modify our data centers or infrastructure based on technological changes, we may not be able to serve our customers or incur significant costs in doing so, which could materially adversely affect our business and results of operations.
If one of our customers were to obtain exclusive rights to the technologies we employ across our businesses, our ability to realize significant operating efficiencies could be jeopardized.
Our business model leverages our ability to share significant technological hardware innovations for solutions in the ultra-low temperature immersion cooling and high-power applications spaces across our data centers and hosting customers. If one of our customers were to obtain exclusive rights to the hardware technologies we employ across our businesses, we could be limited in obtaining essential supplies at competitive costs and may be unable to share research and development costs across our businesses. As a result, our ability to realize significant operating efficiencies by modifying our existing or new data centers utilizing these technologies and our ability to serve all our customers could be jeopardized, which could materially adversely affect our business, results of operations and future prospects.

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
Our customers may not adequately respond to rapidly changing technology or methods of, rules of, or access to, platforms which may negatively affect our business. Rapidly changing technology or platform methods, rules and access may render our data center and crypto mining and related equipment and facilities obsolete, unprofitable or unusable.
Competitive conditions within the data center and cryptoasset industries requires that our customers use sophisticated technology in the operation of their businesses. AI and blockchain technology are characterized by rapid technological changes, new product introductions, enhancements and evolving industry standards. New technologies, techniques or products could emerge that might offer better performance than the software and other technologies we currently utilize, and we may have to manage transitions to these new technologies to remain competitive. Our customers may not be successful, generally or relative to their competitors, in timely implementing new technology into their systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into their operations, they may experience system interruptions and failures and may find existing AI or crypto mining equipment and infrastructure investments have become obsolete. Furthermore, there can be no assurances that they will recognize, in a timely manner or at all, the benefits that they may expect as a result of our implementing new technology into our operations. Additionally, the methods, rules and access to the platforms which they mine change rapidly and could result in the platforms becoming obsolete or unusable by them. As a result of such changes to technology and/or platforms, our customers and our business and operations may suffer.
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
We are establishing data centers in remote areas, which may adversely affect our ability to recruit and retain staff and could increase our compensation costs.
As we are establishing data centers in areas with lower populations, recruiting and retaining the necessary staff to operate our locations may pose a challenge.
We have data centers in North Dakota, with an estimated population of approximately 797,000, as well as data centers under construction in rural areas of other states. As a result of the relatively low populations in these areas, the pool of available employees is limited. In addition, some employers have offered significantly higher wages in order to fill vacant positions. This may adversely affect our ability to attract and retain qualified personnel and may increase our employee costs if we have to increase the compensation we pay in response to the market.

Risks Related to Our Industry
Uncertainty in the global economy and instability within international relations, including changes in governmental policies relating to technology, and any potential downturn in the semiconductor and electronics industries, may negatively impact our business.
There is inherent risk, based on the complex relationships between certain countries and within regions, that political, diplomatic or military events could result in trade disruptions and other disruptions in the markets and industries we serve and in our supply chain. For example, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, and geopolitical risks with respect to Taiwan, which serves as a central hub for the technology industry supply chain, could, directly or indirectly, materially harm our business, financial condition and results of operations. In addition, as a result of the current global semiconductor shortage, the ability to export or import products or services by the semiconductor or electronics systems industry is adversely restricted, thereby causing delays in supplies of hardware components and products, which may adversely impact our revenue, results of operations and financial condition. Furthermore, political or economic conflicts between various global actors, and responsive measures that have been or could be taken, have created and can further create significant global economic uncertainty that could prolong or expand such conflicts, which could have a lasting impact on regional and global economies and harm our business and operating results.
Inflation in the global economy, increased interest rates, political dissension and adverse global economic conditions, like the ones we are currently experiencing, could negatively affect our business and financial condition.
We are in the process of completing several data center campuses. Fluctuations in long-term interest rates can materially impact the cost of capital required to finance our current and future projects.
Inflation is impacting various aspects of our business. We are also experiencing an increase in our costs to procure power and supply chain issues globally. Rising prices for materials related to the construction of our data center campuses and our data center offerings, energy and gas prices, as well as rising wages and benefits costs negatively impact our business by increasing our operating costs. Further, disagreement in the U.S. Congress on government spending levels could increase the possibility of a government shutdown, further adversely affecting global economic conditions. The adverse economic conditions we are currently experiencing may cause a decrease in sales as some customers may need to take cost cutting measures or scale back their operations. This could result in churn in our customer base, reductions in revenues from our offerings, adverse effects to our days of sales outstanding in accounts receivable, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection. The uncertain economic environment could also have an impact on our foreign exchange forward contracts if our counterparties' credit deteriorates or if they are otherwise unable to perform their obligations. Further, volatility in the financial markets and rising interest rates like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
Our efforts to mitigate the risks associated with these adverse conditions may not be successful and our business and growth could be adversely affected.
We depend on significant customers for our data centers.
Many factors, including global economic conditions, may cause our AI factory customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render our AI factory customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If a customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.
If a customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us.

Our claim against the customer for unpaid, future rent and other payments could be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue could be materially adversely affected if a significant customer were to become bankrupt or insolvent, suffer a downturn in its businesses, fail to renew its contract or renew on terms less favorable to us than its current terms.
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
The development and advancement in the efficiency of AI models presents risks and challenges that may adversely impact our business and operating results.
The introduction of, and advancement in the efficiency of AI models could potentially adversely affect data center usage by significantly reducing the computational power needed to train AI models, potentially leading to less demand for high-power density, liquid-cooled data center infrastructure. New advancements in AI models could also alter the way data centers are currently designed and utilized and may adversely affect our business and results of operations.
There are risks related to technological obsolescence, the vulnerability of the global supply chain to AI and cryptoasset hardware disruption, and our customers’ difficulty in obtaining new hardware which may have a negative effect on our business.
Our customers’ operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with AI and mining cryptoassets are lower than the price of AI services and cryptoassets, respectively. As our customers operate, their equipment experiences ordinary wear and tear and general hardware breakdown and may also face more significant malfunctions caused by a number of extraneous factors beyond our or their control. The physical degradation of their equipment will require them to, over time, replace the hardware which is no longer functional. Additionally, as the technology evolves, they may be required to acquire newer hardware to remain competitive in the market. The cost and availability of new hardware is unpredictable. As a result, at times, they may obtain hardware from third parties at premium prices, to the extent they are available. In order to keep pace with technological advances and competition from other companies, it will be necessary to purchase new hardware, which will eventually need to be repaired or replaced along with other equipment from time to time to stay competitive. This upgrading process requires substantial capital investment, and our customers may face challenges in doing so on a timely and cost-effective basis.

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
Our ATM offerings allow us to raise capital as needed by tapping into the existing trading market for our shares by selling newly issued shares into the market depending on prevailing market prices. On June 2, 2025, we entered into a Sales Agreement with Northland Securities, Inc. and Wells Fargo Securities, LLC (the “June 2025 Sales Agreement"). Up to $200,000,000 of shares of our common stock may be issued if and when sold pursuant to the June 2025 Sales Agreement. As of May 31, 2026, the Company has sold approximately 15.3 million shares under the June 2025 Sales Agreement for gross proceeds of approximately $196.4 million.

On April 30, 2025, we entered into a preferred equity purchase agreement (as amended from time to time, the “PEPA”) with the investors signatory thereto. Under the PEPA, we may issue up to $2 billion (the “Commitment Amount”) shares of our Series G Convertible Preferred Stock, par value $0.001 (the “Series G Preferred Stock”), at our option during the period commencing on April 30, 2025 and terminating on the earliest of (i) August 27, 2029, (ii) the date on which the Investors shall have made payment of the aggregate purchase price for put issuances pursuant to the PEPA equal to the Commitment Amount, or (iii) such date as there ceases to be a sufficient number of authorized but unissued shares of common stock remaining under the Exchange Cap (as defined in the PEPA). As of the date of this report, we have entered into six amendments to the PEPA and have issued 1,068,300 shares of Series G Preferred Stock, for aggregate gross proceeds of $1.04 billion, of which, 995,146 shares of Series G Preferred Stock were subsequently converted into approximately 52.8 million shares of our common stock.
Our efforts to raise capital is for the purpose of executing on development plans and strategic growth opportunities as they arise; however, holders of our common stock may experience dilution as a result of our sales of newly issued shares of our common stock or preferred stock convertible into shares of our common stock in such offerings. Any issuances of shares of our common stock upon issuance and conversion of the Series G Preferred Stock under the PEPA, for example, will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our common stock. Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.
On November 5, 2025, our Board of Directors approved the First Amendment to the Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (the “Amended 2024 Plan”), which our stockholders approved on November 5, 2025. The First Amendment increased the number of shares of our common stock available for future issuance under the Amended 2024 Plan by 15,000,000. As of May 31, 2026, there were 35,722 shares outstanding underlying unvested restricted stock awards and 22,352,083 shares underlying unvested restricted stock units and performance stock units. Vesting of these restricted stock awards, restricted stock units and performance stock units, as well as future issuances under our plans, would also result in dilution of current stockholders’ relative ownership of us.
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
Although we may opt to redeem our Series E and E-1 Preferred Stock with shares of our common stock in our sole and absolute discretion, the rights of the holders of shares of Series E and E-1 Preferred Stock while such shares remain outstanding rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation, dissolution or winding up of our affairs. Unless full cumulative dividends on our shares of Series E and E-1 Preferred Stock for all past dividend periods have been paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of our affairs, the holders of shares of our Series E and E-1 Preferred Stock are entitled to receive a liquidation preference, plus all accrued but unpaid dividends, prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities junior to the Series E and E-1 Preferred Stock. As of the date of this report, (i) 276,673 shares of Series E Preferred Stock are outstanding, and (ii) 61,878 shares of Series E-1 Preferred Stock are outstanding.
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
On August 16, 2022, the IR Act was signed into federal law. Depending on the number of shares of our Series E and E-1 Preferred Stock we sell and the number of holders of Series E Preferred Stock who redeem their stock, the Excise Tax could also be applicable to us and adversely affect the cash we have available for our operations. As of the date of this report, we sold approximately 364,173 shares of Preferred Stock for net proceeds of approximately $64.0 million.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management
We, like other companies in our industry, face several cybersecurity risks in connection with our business. To date, we have not identified any cybersecurity incidents that have materially affected our business strategy, results of operations, or financial condition.
During the fiscal year ended May 31, 2026, we did not identify any cybersecurity incidents that we determined to be material, individually or in the aggregate.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes. The program includes defined incident detection, response, and escalation procedures, including processes for assessing severity, containing threats, notifying appropriate stakeholders, and complying with applicable regulatory requirements. Our cybersecurity risk management program is overseen by our Vice President of Data Center Technology and our Vice President of Compliance and Enterprise Risk. The Vice President of Data Center Technology is responsible for the Company's cybersecurity strategy, technical controls, and operational cybersecurity capabilities, while the Vice President of Compliance and Enterprise Risk oversees cybersecurity governance, risk management, and compliance activities. Together, they oversee the Company's cybersecurity risk management processes and are supported by third-party cybersecurity advisors. We leverage both third-party service providers and internal personnel to support continuous monitoring, detection, and incident response activities. We maintain processes to evaluate and monitor cybersecurity risks associated with third-party service providers, including due diligence procedures, contractual security requirements, and periodic reviews based on vendor criticality.
We have implemented and maintain a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program is intended to address applicable SOC2 and SOX requirements. Our cybersecurity risk management program incorporates several components, including information security program assessments, a risk register, continuous monitoring of critical risks from cybersecurity threats using automated tools, backup and recovery testing to support business continuity and operational resilience, periodic threat testing, and employee training. We deploy a wide range of security tools, use single sign-on, and require multi-factor authentication across all systems. We also utilize access control policies to further limit access to data within the systems, including quarterly reviews, generally, and on a weekly basis for financial operations.
We periodically engage third parties, which are subject to our standards, policies and procedure, to conduct audits and risk assessments, including penetration testing and other system vulnerability analyses. As a result of these assessments and testing, we have responded to all known medium, high, and critical risks and are constantly hardening our environment. Additionally, our program includes privacy and cybersecurity training for all employees. Training occurs prior to accessing the system or performing assigned duties, when required by system changes, and annually thereafter.
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
Item 2. Properties
We lease office space located in Dallas, Texas for our principal offices. In addition, we lease office and warehouse space in Irving, Texas to support our operations.
We own our Polaris Forge and Delta Forge data centers, including the land on which such data centers are located in North Dakota and Louisiana. See Item 1. Business for further descriptions of our facilities and sites.
ChronoScale leases office space in Menlo Park, California for its principal offices. ChronoScale also leases data center colocation space in Colorado, Utah, and Minnesota to support its operations.
We believe that our leased and owned facilities are adequate to support our near-term business needs and that should it be needed, suitable additional or alternative space will be available to support our operations.
Item 3. Legal Proceedings
From time to time, we may become involved in legal proceedings.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of NASDAQ listing rules. On May 22, 2024, the court appointed Lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss. On January 3, 2025, the defendants filed their reply in further support of the Motion to Dismiss. On September 8, 2025, the court issued an order staying the Securities Lawsuit and administratively closing it pending resolution of the Motion to Dismiss. See further discussion in "Note 18 - Commitments and Contingencies".
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
As of May 31, 2026, there were no other pending or threatened lawsuits that could reasonably be expected to have a material adverse effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company's management or affiliates is an adverse party or has a material interest adverse to the Company's interest.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Primary Market
The Company's Common Stock is traded on the Nasdaq Global Select Market under the symbol "APLD."
Holders
As of May 31, 2026, we had approximately 91 shareholders of record of our common stock.
Stock Performance Graph
The following graph shows a comparison, from May 31, 2022 through May 31, 2026, of the cumulative total return on our common stock, The Nasdaq Composite Index and a peer group of publicly traded digital-asset mining and infrastructure companies selected by us in good faith on a line-of-business basis (the “Peer Group”), consisting of Riot Platforms, Inc. (RIOT), CleanSpark, Inc. (CLSK), Cipher Digital Inc. (CIFR), TeraWulf Inc. (WULF), HIVE Digital Technologies Ltd. (HIVE), Hut 8 Corp. (HUT), IREN Limited (IREN), Core Scientific, Inc. (CORZ), Fermi Inc. (FRMI), Galaxy Digital Inc. (GLXY), Keel Infrastructure Corp. (KEEL), Bitdeer Technologies Group (BTDR), Equinix, Inc. (EQIX), Digital Realty Trust, Inc. (DLR), and MARA Holdings, Inc (MARA). Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index and the Peer Group assumes an investment of $100 on May 31, 2022 and reinvestment of dividends. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Comparison of 48 Months Cumulative Total Return
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
May-22
Aug-22
Nov-22
Feb-23
May-23
Aug-23
Nov-23
Feb-24
May-24
Aug-24
Nov-24
Feb-25
May-25
Aug-25
Nov-25
Feb-26
May-26
Applied Digital Corporation (APLD)
Peer Group (15 comps)
Nasdaq Composite

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding our purchases of shares of our common stock during the year ended May 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share
June 1, 2025 through August 31, 2025	—	$—
September 1, 2025 through November 30, 2025	7,165,300	$7.36
December 1, 2025 through February 28, 2026	—	$—
March 1, 2026 through May 31, 2026	—	$—
Total	7,165,300	$—
Recent Sales of Unregistered Securities
During the fiscal year ended May 31, 2026, there were no unregistered sales of our securities except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.
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
This Item generally discusses fiscal year 2026 and 2025 items and year-to-year comparisons between fiscal year 2026 and 2025. A comparison of our results of operations and cash flows for fiscal year 2025 and fiscal year 2024 is not included in this Annual Report and can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025, filed with the SEC on July 30, 2025.
During the fiscal year 2026, we completed the contribution of our Cloud Services Business to ChronoScale (each as defined below), formerly Ekso (as defined below). As a result of this transaction, certain prior-period amounts presented in this Annual Report have been recast to conform to the current period presentation. The recast primarily reflects changes associated with the transaction, including revisions to segment reporting and the presentation of certain historical financial statement line items and related disclosures. As a result, certain fiscal year 2025 and fiscal year 2024 amounts presented in this Annual Report differ from the amounts previously reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our,” and “the Company” are intended to mean the business and operations of Applied Digital Corporation and its subsidiaries.
Business Overview
We are a U.S. designer, developer, and operator of high-performance, sustainably engineered data centers and colocation services for artificial intelligence (“AI”), networking, and blockchain workloads. We provide digital infrastructure solutions to the rapidly growing industries of high-performance computing (“HPC”) and AI. As of May 31, 2026, we operated in two distinct business segments, data center hosting (the "Data Center Hosting Business") and HPC data center hosting (the “HPC Hosting Business”), all of which are included in our consolidated financial statements, as further discussed below. Management considers the Data Center Hosting Business and the HPC Hosting Business to be its core operations for long-run strategic and performance evaluation purposes.
We consolidate variable interest entities (“VIE”) and voting interest entities ("VOE") where it has been determined that the Company is the primary beneficiary of the entities' operation in accordance with ASC Topic 810, Consolidations. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's/VOE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE/VOE that could potentially be significant to the VIE/VOE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its power to direct the most significant activities of the VIE/VOE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its variable interest holders. The Company also evaluates its economic interests in the VIE/VOE.
On May 5, 2026, the Company completed the previously announced divestiture of its cloud business pursuant to that certain Contribution and Exchange Agreement (the “Contribution and Exchange Agreement”), dated February 15, 2026, by and among Ekso Bionics Holdings, Inc. (“Ekso”), APLD Intermediate HoldCo LLC, a Delaware limited liability company (“APLD Intermediate”), APLD ChronoScale HoldCo LLC, a Delaware limited liability company and a wholly owned subsidiary of APLD Intermediate (“Contributor”), each a wholly owned direct or indirect subsidiary of the Company, and Applied Digital Cloud Corporation, a Nevada corporation, a wholly owned indirect subsidiary of the Company and a direct subsidiary of Contributor (“Cloud”), for purposes of consummating a business combination (the “Cloud Business Combination”). Pursuant to the Contribution and Exchange Agreement, Contributor contributed to Ekso all of its right, title and interest in and to 1,200 shares of common stock of Cloud, constituting 100% of the issued and outstanding equity of Cloud, in exchange for 138,216,820 newly issued shares of Ekso common stock, par value $0.001 per share. As a result of the Cloud Business Combination, Cloud became a wholly owned subsidiary of Ekso, Ekso changed its name to ChronoScale Corporation (“ChronoScale”) and ChronoScale’s common stock began trading on the Nasdaq Capital Market under the symbol “CHRN” on May 5, 2026. Immediately following the closing of the Cloud Business Combination, the Company (on an aggregate basis with Contributor), owned approximately 97% of the issued and outstanding equity of ChronoScale.
Business Update
HPC Hosting Business
Our HPC Hosting Business designs, constructs, and operates next-generation data centers, which are designed to provide massive computing power and support HPC applications within a cost-effective model.
We recently commenced operations at our first HPC data center at our Polaris Forge 1 campus with 100MW of capacity. We continue building our second HPC data center at Polaris Forge 1 to provide an additional 150MW of capacity. These facilities are being designed and purpose-built to host high-density graphics processing unit architecture or other HPC applications, such as artificial intelligence, natural language processing, machine learning, and additional HPC developments. Our third HPC focused data center facility at Polaris Forge 1, which is expected to provide an additional 150MW of capacity, is currently under construction, with an anticipated ready for service date in calendar year 2027.
On May 28, 2025, APLD ELN-02 LLC and APLD ELN-03 LLC, our subsidiaries, each entered into a data center lease (the “ELN-02 Lease” and the “ELN-03 Lease”) with CoreWeave, Inc. (“CoreWeave”) to deliver an aggregate of 250 MW of infrastructure to host CoreWeave’s HPC operations at Polaris Forge 1. The ELN-02 Lease is for the full capacity of our 100 MW data center that was completed and became operational in October 2025, and the ELN-03 Lease is for the full capacity of our 150 MW data center that is also under construction. We have guaranteed the obligations of APLD ELN-02 LLC and APLD ELN-03 LLC under the respective lease to which such subsidiary is a party.
On March 30, 2026, the Company and CoreWeave amended the ELN-02 Lease to suspend the term for two of the four data halls covered by the lease (the “ELN-02 Lease Amendment”) and the Company entered into a new datacenter lease with CoreWeave Compute Acquisition Co. VIII, LLC (“CoreWeave SPV”), a wholly owned subsidiary of CoreWeave, for those two data halls on substantially the same terms as the ELN-02 Lease (the “ELN-02 SPV Lease”). The ELN-02 SPV Lease is conterminous with the initial term of the ELN-02 Lease. Upon the expiration or earlier termination of the ELN-02 SPV Lease, the suspended term under the ELN-02 Lease will resume and all four data halls of ELN-02 will once again be governed by the ELN-02 Lease. As further credit enhancement, CoreWeave delivered to APLD ELN-02 LLC an Unconditional Springing Guaranty of Payment and Performance (the “ELN-02 Guaranty”) in connection with CoreWeave SPV’s obligations under the ELN-02 SPV Lease. CoreWeave is obligated to provide a letter of credit in the amount of $50 million to secure obligations under the ELN-02 Lease within 30 days of March 30, 2026.
Also on March 30, 2026, CoreWeave entered into an Assignment, Assumption and Consent Agreement with CoreWeave SPV and APLD ELN-03 LLC, assigning all of CoreWeave’s rights and obligations under the ELN-03 Lease to CoreWeave SPV for the remaining term of the ELN-03 Lease and releasing CoreWeave from the ELN-03 Lease. In addition, CoreWeave also provided an Unconditional Springing Guaranty of Payment and Performance in connection with CoreWeave SPV’s obligations under the ELN-03 Lease, similar to the ELN-02 Guaranty.
On August 28, 2025, APLD ELN-02 C LLC, our subsidiary, entered into a third data center lease, the (“Building 4 Lease”) with CoreWeave to deliver an additional 150 MW at Polaris Forge 1, bringing the total capacity under contract at Polaris Forge 1 to 400 MW. We have guaranteed the obligations of APLD ELN-02 C LLC under the Building 4 Lease.
On August 18, 2025, we also announced that we would be breaking ground on our Polaris Forge 2 campus with an initial 200 MW data center near Harwood, North Dakota. The project has begun and we currently anticipate reaching initial capacity in the calendar year 2026 and reaching full capacity in early calendar year 2027. On October 20, 2025, APLD FAR-01 LLC and APLD FAR-02 LLC, the Company’s subsidiaries, entered into a data center lease with a U.S.-based investment-grade hyperscaler to deliver 200MW of critical IT load to support the hyperscaler’s AI and HPC infrastructure at Polaris Forge 2, which is currently under construction. The initial 200 MW are phased within two buildings expected to begin to come online during the calendar year 2026.

On January 22, 2026 we announced that we broke ground on Delta Forge 1, a 300 MW critical IT load campus located in a strategic southern U.S. market.
On April 20, 2026 and April 22, 2026, APLD AEX-01 LLC and APLD AEX-02 LLC, respectively, each a subsidiary of the Company, entered into separate data center leases with a second U.S.-based investment-grade hyperscaler to deliver a combined 300MW of critical IT load to support the hyperscaler’s AI and HPC infrastructure at Delta Forge 1. Initial operations at Delta Forge 1 are anticipated to commence during calendar year 2027. On May 20, 2026, a different subsidiary of the Company entered into a data center lease with the same U.S.-based investment-grade hyperscaler to deliver a combined 300MW of critical IT load to support the second hyperscaler’s AI and HPC infrastructure at Polaris Forge 3. Initial operations at Polaris Forge 3 are anticipated to commence during calendar year 2027.
We began to generate revenue from this business segment in fiscal year 2026, recognizing $385.3 million in revenue during the fiscal year ended May 31, 2026, with $270.6 million related to services revenue and $114.7 million related to data center rental and other revenue.
Data Center Hosting Business
Our Data Center Hosting Business provides energized infrastructure services to crypto mining customers. Our custom-designed data centers allow customers to rent space based on their power requirements. We currently serve one crypto mining customer with a remaining contractual term of one and a half years. As of May 31, 2026, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota continue to operate at full capacity.
We recognized $154.4 million, $144.2 million, and $136.6 million in revenue from this business segment during the fiscal years ended May 31, 2026, May 31, 2025, and May 31, 2024 respectively.
ChronoScale
On May 5, 2026, we completed the separation of our cloud business in a series of transactions that resulted in the Company owning approximately 97% of the issued and outstanding equity of ChronoScale Corporation ("ChronoScale"). ChronoScale owns and operates our historic cloud business and is consolidated into our financial statements. The common stock of ChronoScale began trading on the Nasdaq Capital Market under the symbol “CHRN” on May 5, 2026.
ChronoScale's cloud business currently operates in three states: Colorado, Minnesota and Utah. This business provides cloud services to customers, such as AI and machine learning developers by renting space at third party co-location centers and providing the customers with access to its cloud computing equipment.
Management Updates
On January 15, 2026, the Company appointed Jason Zhang, co-founder and Chief Strategy Officer, to serve as the Company’s co-founder and President.
Organizational Update
In part to facilitate the 2030 9.250% Notes Offering (as defined below), we completed a targeted reorganization of the entities and assets related to the Polaris Forge 1 campus. This reorganization included a series of steps such as renaming certain existing entities and forming new direct and indirect wholly owned subsidiaries of APLD HPC Holdings 2 LLC, including APLD ComputeCo LLC, the issuer of the 2030 9.250% Notes (“APLD ComputeCo”), and additional internal transactions, including equity distributions and contributions and asset transfers, resulting in APLD ELN-02 LLC and APLD ELN-03 LLC being owned by APLD ComputeCo. APLD ComputeCo is wholly owned by APLD HPC TopCo 2, in which we own 86.5% of fully diluted common equity, and an affiliate of funds and investment vehicles managed by entities within MAM owns 13.5% of fully diluted common equity, as well as preferred equity.
In order to facilitate the 2031 6.750% Notes Offering (as defined below), we also completed a targeted reorganization of the entities and assets related to the Polaris Forge 2 campus consistent with the reorganizations completed in connecting with the 2030 9.250% Notes Offering. This reorganization included a series of steps such as renaming certain existing entities and forming new direct and indirect wholly owned subsidiaries of APLD FAR Holdings LLC, including APLD ComputeCo 2 LLC (“APLD ComputeCo 2”), the issuer of the 2031 6.750% Notes, and additional internal transactions, including equity distributions and contributions and asset transfers. Under the resulting structure, APLD FAR-01 LLC and APLD FAR-02 LLC are owned by APLD ComputeCo 2. APLD ComputeCo 2 is wholly owned by APLD HPC TopCo 2.
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
On October 14, 2025, the Company filed a fourth amendment (the “Fourth CoD Amendment”) to the Series G Certificate of Designation, as amended. The Fourth CoD Amendment amended the Series G Certificate of Designation, as amended, which increased the Floor Price (as set forth in Section 1.5(c)(i) of the Certificate of Designation) to $34.00 from $22.00. On October 21, 2025, the Company entered into the fourth amendment (the “Fourth Amendment”) to the PEPA in order to increase its access to capital to fund the continued construction and development of its Polaris Forge 1 and Polaris Forge 2 data centers in Ellendale and Harwood, North Dakota, as well as general working capital purposes and for transaction expenses.
The Fourth Amendment amended the PEPA to, among other things: (i) increase the aggregate commitment amount of the shares of Series G Preferred Stock, from $590.0 million to $1.59 billion; (ii) subject to waiver by a majority-in-interest of the investors, (a) set the maximum put issuance amount to $75.0 million per issuance, (b) set the limit to one put issuance per seven (7) business day period, and (c) set the maximum aggregate stated value of Series G Preferred Stock outstanding at any one time to $75.0 million; (iii) increase the original discount from 2% to 3%; (iv) eliminate the placement agent fee; and (v) eliminate the prohibition on Variable Rate Transactions (as defined in the PEPA). On October 21, 2025, in connection with the entry into the Fourth Amendment, the Applied Digital filed an amendment (the “Fifth Certificate of Designations Amendment”) to the Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended on each of August 14, 2025, September 11, 2025, September 25, 2025 and October 14, 2025 (as amended, the “Certificate of Designations”). The Fifth Certificate of Designations Amendment amended the Certificate of Designations to, among other things, (i) increase the authorized shares of Series G Preferred Stock from 204,000 shares to 1,030,000 shares, and (ii) increase the limit below which the Floor Price (as defined in Section 1.5(c)(ii) of the Certificate of Designations) may not be reduced from $4.33 to $4.48. In addition, under the Fifth Certificate of Designations Amendment, Applied Digital’s Board of Directors may increase or decrease the applicable Floor Price with respect to any put, at its sole discretion.
On May 29, 2026, the Company entered into the fifth amendment (the “Fifth Amendment”) to the PEPA. The Fifth Amendment amended the PEPA to, among other things: (i) set the maximum put issuance amount to $150,000,000 per issuance, (ii) set the limit to one put issuance per seven (7) calendar day period, (iii) set the maximum aggregate stated value of Series G Preferred Stock outstanding at any one time to $150,000,000, (iv) create a controlled account for which proceeds from the put issuance will be funded, (v) extend the term of the PEPA to August 29, 2029, and (vi) provide a cure period for the investors to pay the purchase price for any put issuance.
As Series G Preferred Stock may be reissued, during the fiscal years ended May 31, 2026 and May 31, 2025, the Company issued and sold 835,800 and 78,000 shares of Series G Preferred Stock, respectively, for gross proceeds of $815.0 million and $75.0 million, respectively. During the fiscal year ended May 31, 2026, 913,800 shares of Series G Preferred Stock were converted into approximately 51.0 million shares of the Company’s common stock. As of May 31, 2026, no shares of Series G Preferred Stock were issued or outstanding.
CoreWeave Warrants
On May 28, 2025, in connection with the entry into the data center leases with CoreWeave for Building 2 and Building 3 (the "CoreWeave Leases"), the Company issued to CoreWeave a warrant (the “CoreWeave Warrant”) to acquire up to 13,062,521 shares of the Company's common stock at an exercise price of $7.19 per share, subject to adjustment in accordance with the terms and conditions set forth in the CoreWeave Warrant. The CoreWeave Warrant is exercisable upon issuance, upon payment of the applicable exercise price in cash or through cashless exercise for a period of 10 years. On June 9, 2025, CoreWeave assigned a portion of the CoreWeave Warrant to acquire up to 6,531,261 shares of the Company's common stock to PEAK6 Capital Management, LLC (the “PEAK6 Warrant”). CoreWeave concurrently assigned the remaining portion of the CoreWeave Warrant to acquire up to 6,531,260 shares of the Company's common stock to Jane Street (the “Jane Street CW Warrant”), and on or around May 15, 2026, Jane Street assigned all of its right, title and interest in and to the Jane Street CW Warrant to Wells Fargo Bank, National Association ("WFBNA"). As of May 31, 2026, 300 warrant shares subject to the PEAK6 Warrant have been exercised through cashless exercise.
Additionally, on August 28, 2025, in connection with the entry into the Building 4 Lease, the Company issued to CoreWeave a warrant (the “Building 4 Warrant”) to acquire up to 8,393,611 shares of the Company’s common stock at an exercise price of $10.75 per share, subject to adjustment in accordance with the terms and conditions set forth in the Building 4 Warrant. The Building 4 Warrant is on the same Form of Warrant as the initial CoreWeave Warrant. In addition, we agreed to file a resale registration statement with the SEC to register the resale of the shares of common stock issuable upon exercise of the Building 4 Warrant pursuant to the Registration Rights Agreement, dated May 28, 2025, between us and CoreWeave (“CoreWeave Registration Rights Agreement”). On October 31, 2025, CoreWeave assigned the Building 4 Warrant and its rights under the CoreWeave Registration Rights Agreement to Jane Street Global Trading, LLC (“Jane Street”). On or around May 15, 2026, Jane Street assigned all of its right, title and interest in and to the Building 4 Warrant to WFBNA.

Macquarie Warrants
On November 27, 2024, as partial consideration for the Macquarie Promissory Note, the Company issued warrants to purchase up to 1,035,197 shares of the Company’s common stock (the “Macquarie Warrants”) to Macquarie Equipment Capital, Inc. (“MEC”). The Macquarie Warrants are exercisable from and after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash. The Macquarie Warrants survived the termination of the Macquarie Promissory Note and remain outstanding as of May 31, 2026. On October 31, 2025, MEC assigned the Macquarie Warrants and its rights under the Registration Rights Agreement in connection therewith to Jane Street and on or around May 15, 2026, Jane Street assigned all of its right, title and interest in and to Macquarie Warrants to WFBNA.
Amended and Restated Unit Purchase Agreement
As previously disclosed, on January 13, 2025, APLD HPC Holdings LLC (formerly, APLD ELN-02 Holdings LLC), an indirect wholly owned subsidiary of the Company, entered into a Unit Purchase Agreement (the “Unit Purchase Agreement” or “UPA”) for its HPC Hosting Business with MIP VI HPC Holdings, LLC, which is an affiliate of funds and investment vehicles managed by entities within Macquarie Asset Management (“MAM”). On February 11, 2025, APLD HPC Holdings LLC novated and assigned its rights, title and interests and duties, liabilities and obligations under the UPA to APLD HPC TopCo LLC, an indirect wholly-owned subsidiary of the Company (“TopCo 1”). On October 3, 2025, the Company, TopCo 1, APLD HPC TopCo 2 LLC, an indirect wholly-owned subsidiary of the Company (“TopCo 2”), and MIP HPC Holdings, LLC (formerly, MIP VI HPC Holdings, LLC) (the “Purchaser”) entered into an Amended and Restated Unit Purchase Agreement (the “A&R UPA”).
On October 6, 2025, all conditions to the Initial Closing (as defined in the A&R UPA) were satisfied and the Initial Closing occurred. At the Initial Closing, TopCo 2 sold to the Purchaser 112,500 Preferred Units in TopCo 2 at a price per Preferred Unit of $1,000, for an aggregate purchase price of $112.5 million, and for no additional consideration, TopCo 2 agreed to issue to the Purchaser such number of Common Units of TopCo 2 representing, in the aggregate, seven and a half percent (7.5%) of the fully diluted common equity of TopCo 2 as of immediately following the Initial Closing. The proceeds of the Initial Closing will be used to pay, among other things, construction and development costs of Polaris Forge 1 and transaction expenses. MAM has the right to invest up to an additional $4.9 billion under the A&R UPA.
In addition, pursuant to the A&R UPA, on October 6, 2025, the Company issued to the designated affiliates of the Purchaser, warrants to purchase an aggregate of 2.4 million shares of the Company’s common stock. Under its terms the warrants became exercisable on April 6, 2026. Also on October 6, 2025, the Company entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed to file with the SEC a registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants within 60 days of the execution of the registration rights agreement. On November 25, 2025, TopCo 2 sold to the Purchaser 450,000 Preferred Units in TopCo 2 at a price per Preferred Unit of $1,000, for an aggregate purchase price of $450.0 million.
On December 9, 2025, TopCo 2 sold to the Purchaser an additional 337,500 Preferred Units in TopCo 2 at a price per Preferred Unit of $1,000, for an aggregate purchase price of $337.5 million. Additionally, 27,778 common units were issued.
On May 29, 2026, TopCo 2 completed a fourth closing under its A&R UPA, selling 925,000 preferred units for $925.0 million and issuing an additional 41,815 common units. This brought the total amount funded to date under the A&R UPA to $1.8 billion as of May 31, 2026 and MIP HPC Holdings, LLC's holdings to 13.5% of TopCo 2’s fully diluted common equity.
Retirement of Treasury Stock
On October 7, 2025, the Board of Directors approve and authorized 9,291,199 shares of the Company’s capital stock that was currently held in treasury stock to be retired and returned to the authorized but unissued capital stock.
STB Warrant
During the fiscal year ended May 31, 2026, 800,000 of the STB Warrants were exercised for $6.3 million.

Settlement of Prepaid Forward Transaction
On November 3, 2025, the Company’s Prepaid Forward Transaction associated with the Convertible Notes matured and the Company received 7,165,300 shares of common stock which are now held in treasury stock as of May 31, 2026.
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
Debt Financing
Promissory Note
On September 9, 2025, our subsidiary, APLD FAR-01 LLC ("APLD FAR-01"), entered into a promissory note (the “MEC Promissory Note”) with Macquarie Equipment Capital, Inc., a Delaware corporation ("MEC”). The MEC Promissory Note provides for a principal sum of (a) $50 million (the “Initial Loan”), which was drawn on the Closing Date, plus (b) subject to the mutual consent of us and MEC, additional loans in an aggregate principal amount not to exceed $25 million (the “Additional Loans” and together with the Initial Loan, the “MEC Loan”).
The MEC Loan shall bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”). From the Closing Date until the date that is twelve months following the Closing Date (the “PIK Period”), accrued interest will be paid in kind, with such payment in kind being capitalized to principal monthly and at such other times as may be specified in the MEC Promissory Note. After the PIK Period, accrued interest will be paid in cash, provided that (i) the Post-Default Rate interest is payable in cash on demand and (ii) accrued interest on any principal amount repaid or prepaid is payable on the date of such repayment or prepayment. The MEC Promissory Note matures on the earliest of (i) the date of acceleration of the MEC Loan, (ii) February 1, 2026, if the 200 MW Lease Execution (as defined therein) has not occurred on or before October 31, 2025, or (iii) September 9, 2027. The MEC Loan will accelerate and we must mandatorily prepay the full outstanding principal balance of the MEC Promissory Note, together with accrued interest to the date of prepayment on the principal amount prepaid and any other amounts then due and payable, upon the occurrence of any of the following conditions: (a) a Change of Control (as defined therein), (b) within ninety (90) days following the occurrence of the 200 MW Lease Execution, and (c) within thirty (30) days following a Qualifying Preference Share Issuance (as defined therein).
We may voluntarily prepay all or part of the MEC Promissory Note at any time with no less than three (3) business days’ notice with accrued interest to the date of prepayment on the principal amount prepaid, so long as, with respect to the portion of the MEC Loan then being prepaid, in each case, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals or exceeds 1.10 to 1.00. The same 1.10x return hurdle applies to repayment at maturity. Amounts repaid under the MEC Promissory Note will not be available to be re-borrowed.
Proceeds of the MEC Loan under the MEC Promissory Note were used, in part, to (i) pay transaction costs, (ii) pay transaction expenses in connection with the Note Documents (as defined therein), (iii) fund the purchase of the financed properties located on the Company’s campus in Harwood, North Dakota (“Polaris Forge 2”), including all associated closing costs, title fees, and legal expenses, (iv) finance improvements to the Polaris Forge 2 properties, (v) fund the purchase of the Transformers (as defined therein) and other equipment expected to be installed and used for the improvements of the Polaris Forge 2 properties, (v) to pay any other costs, fees, expenses, or amounts related to or in connection with the development and construction of Polaris Forge 2, and (vi) for general corporate working capital purposes.

In connection with the MEC Loan, (i) APLD FAR-01, APLD FAR Holdings LLC, a Delaware limited liability company ("APLD FAR Holdings"), as parent of the APLD FAR-01, and APLD FAR-02 LLC, a Delaware limited liability company ("APLD FAR-02"), as a subsidiary of APLD FAR Holdings, have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of MEC (the “Guarantee and Collateral Agreement”).
On November 28, 2025, APLD FAR-01 repaid the MEC Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and rate of return.
2025 Revolving Credit Facility
On November 10, 2025, the Company entered into a loan and security agreement with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million (the "2025 Revolving Credit Facility"). Amounts borrowed and repaid are available for future borrowing. Interest accrues on the outstanding balance at a rate of SOFR plus 2.75% per annum. The loan is secured by all of the Company’s (but none of its subsidiaries’) assets. On May 29, 2026, the 2025 Revolving Credit Facility was modified and the standby letters of credit thereunder transferred when the Company and certain of its subsidiaries entered into the 2026 Revolving Credit Facility (as defined below).
9.250% Senior Secured Notes due 2030
On November 20, 2025, our subsidiary APLD ComputeCo LLC ("APLD ComputeCo"), closed a $2.35 billion offering (the “2030 9.250% Notes Offering”) of 9.250% senior secured notes due 2030 (the “2030 9.250% Notes”) at an issue price of 97.000%. The 2030 9.250% Notes were issued and sold in a private offering to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act. The 2030 9.250% Notes are senior secured obligations of APLD ComputeCo and bear interest at a rate of 9.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026. The principal amount of the 2030 9.250% Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, beginning on December 15, 2027, in amounts set forth in the Indenture. The 2030 9.250% Notes will mature on December 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. The 2030 9.250% Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo. Other than a customary completion guarantee, the Company is not providing credit support for the 2030 9.250% Notes Offering.
SMBC Loan Extinguishment
Concurrently with the closing of the 2030 9.250% Notes Offering, we repaid in full the aggregate principal balance plus accrued interest under the Credit and Guaranty Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors thereunder (as defined therein), the lenders party thereto and Sumitomo Mitsui Banking Corporation (“SMBC”), as administrative agent.
DevCo Facility
On December 18, 2025, APLD DevCo LLC ("APLD DevCo”), a subsidiary of the Company, entered into an ongoing credit arrangement with MEC, for the purposes of funding the initial sourcing, planning, development and construction costs associated with a new data center project (the “DevCo Facility”) and other potential projects.
The DevCo Facility is evidenced by, among other documents, that certain Promissory Note, dated as of December 18, 2025 (such date, the “Initial Closing Date”) (as amended and restated by that certain Amendment No. 1 to Promissory Note dated as of February 24, 2026 and as may be further amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “DevCo Promissory Note”) executed by APLD DevCo in favor of MEC. The DevCo Promissory Note provides for a principal sum of (a) $45 million (the “First Draw”), which was drawn on the Initial Closing Date, plus (b) $40 million (the “Second Draw”) which was drawn on February 24, 2026, plus (c) $15 million (the “Third Draw,” and, together with the First Draw and the Second Draw, the “Initial Loan,” and each, individually, a “Draw”) with the Third Draw to be funded upon APLD DevCo’s request at any time after the Initial Closing Date subject to satisfaction of or waiver by MEC of certain conditions precedent on or prior to the Third Draw, plus (d) the principal sum of any Additional Loans (as defined below, and, together with the Initial Loan, the “DevCo Loan”), if applicable, made by MEC (at the mutual consent of APLD DevCo and MEC).

In addition, the DevCo Promissory Note provides for, upon request of APLD DevCo occurring prior to the Maturity Date (as defined below), (a) rolling over of the outstanding principal balance of the DevCo Loan from time to time into one or more loans for one or more new projects (such rollovers, the “Rollover Loans”), or (b) increasing the size of the existing DevCo Loan by advancing new loans to APLD DevCo (such loans, the “Additional Loans”), in either case, for the purpose of financing development activities at new or existing data center projects at direct or indirect, wholly owned domestic subsidiaries of APLD DevCo, each of which shall become a guarantor with respect to such Additional Loans or Rollover Loans, as applicable, subject to the prior written approval of MEC (in its sole discretion) and the satisfaction of the conditions specified by MEC.
Each Draw is fully committed, but any Additional Loans or Rollover Loans made by MEC under the DevCo Promissory Note would be on an uncommitted, discretionary basis (with no specified maximum borrowing limit for any Additional Loans or Rollover Loans).
The DevCo Loan shall bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”).
The DevCo Loan matures on the earliest of (i) the date of acceleration of the DevCo Loan, (ii) July 18, 2026, if the Initial Lease Execution (as defined therein) has not occurred on or before April 18, 2026, or (iii) December 18, 2027 (the “Maturity Date”).
Proceeds from the DevCo Loan will be used, in part, to (i) pay transaction expenses, and (ii) fund the purchase, development and improvement of, and the purchase of equipment for, our latest new project under development.
In connection with the Loan, (i) APLD Intermediate as direct parent of APLD DevCo, and APLD DevCo’s subsidiaries (the “Note Parties”) have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of MEC (the “Guarantee and Collateral Agreement”), and (ii) the Company has entered into a parent guarantee in favor of MEC to guarantee the obligations of the Note Parties under the DevCo Promissory Note.
On May 29, 2026, APLD DevCo repaid the DevCo Loan in full, including all outstanding and unpaid principal, accrued interest, and rate of return, when the Company and certain of its subsidiaries completed the fourth closing under the Amended & Restated Unit Purchase Agreement, as described in Note 11 - Variable Interest Entities.
6.750% Senior Secured Notes due 2031
On March 10, 2026, APLD ComputeCo 2 LLC, a subsidiary of the Company (“APLD ComputeCo 2”), closed a $2.15 billion offering (the “2031 6.750% Notes Offering”) of 6.750% senior secured notes due 2031 (the “2031 6.750% Notes”) at an issue price of 98.000% of par. The 2031 6.750% Notes are senior secured obligations of APLD ComputeCo 2 and bear interest at a rate of 6.750% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The principal amount of the 2031 6.750% Notes will amortize on a semi-annual basis on March 15 and September 15 of each year, in amounts set forth in the Indenture. The 2031 6.750% Notes will mature on March 15, 2031, unless earlier redeemed or repurchased in accordance with their terms. The 2031 6.750% Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo 2. The Company provided a customary completion guarantee for the 2031 6.750% Notes Offering. The gross proceeds from the 2031 6.750% Notes Offering were deposited into a segregated escrow account pending the execution of an electric service agreement with certain providers on the terms and conditions of a related escrow agreement. On June 18, 2026, the escrow release condition was satisfied, and the escrowed funds were released into the project accounts to fund the development and construction of the facilities.
Bridge Facility
On May 1, 2026, APLD ComputeCo 3 LLC ("APLD ComputeCo 3"), a subsidiary of the Company, and APLD ComputeCo 3's wholly owned subsidiaries as subsidiary guarantors entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA, as administrative agent and as collateral agent (in such capacity, the “Bridge Facility Collateral Agent”) and the Lenders party thereto, providing for a bridge loan facility in an aggregate principal amount of $300 million (the “Bridge Facility”).

Proceeds of the Bridge Facility were used to (i) pay transaction expenses in connection with the Loan Documents (as defined therein), (ii) fund the construction and improvement of ELN-04, (iii) fund the purchase of equipment expected to be installed and used for the improvements of ELN-04, and (iv) pay other costs, fees, expenses or amounts related to or in connection with the development and construction of ELN-04.
The Bridge Facility bears interest at a rate per annum equal to, depending on the Type of Loans under any Borrowing, either Daily Simple SOFR plus 2.75% per annum or the Base Rate plus 1.75% per annum, and matures on April 30, 2027.
In connection with the Bridge Facility, (i) APLD ComputeCo 3 and the subsidiary guarantors have entered into a Collateral Agency, Security and Depositary Agreement, as grantors thereunder, in favor of the Bridge Facility Collateral Agent, pursuant to which APLD ComputeCo 3 and the subsidiary guarantors pledged a continuing security interest in substantially all of their respective assets, (ii) APLD HPC Holdings 2 LLC, a Delaware limited liability company, as parent of APLD ComputeCo 3, entered into a Pledge Agreement in favor of the Bridge Facility Collateral Agent, pursuant to which it pledged the equity interests in APLD ComputeCo 3, and (iii) the Company provided a full recourse parent guarantee (the “Parent Guarantee”) in favor of the Bridge Facility Collateral Agent.
Subsequent to the end of the fiscal year, APLD ComputeCo 3 refinanced the Bridge Facility with the closing of the 2031 7.000% Notes Offering (as defined below). See further discussion in Note 21 - Subsequent Events.
2026 Revolving Credit Facility
On May 29, 2026, APLD Intermediate HoldCo LLC, a Delaware limited liability company and a first-tier subsidiary of the Company ("APLD Intermediate HoldCo"), and certain other subsidiaries of the Company as subsidiary guarantors entered into a Credit Agreement (the “Revolving Credit Agreement”) with First National Bank of Omaha, as administrative agent and collateral agent (in such capacity, the “Revolving Credit Collateral Agent”), and the lenders and issuing banks party thereto, providing for a revolving credit facility in an initial aggregate principal amount of $350.0 million with an additional accordion option of up to $200 million (the “2026 Revolving Credit Facility”).
Proceeds of the 2026 Revolving Credit Facility will be used (i) on the closing date, to repay or refinance existing indebtedness, (ii) for general corporate purposes and (iii) for ongoing working capital needs of APLD Intermediate HoldCo and its subsidiaries.
The 2026 Revolving Credit Facility bears interest at a rate per annum equal to, at APLD Intermediate HoldCo’s election, either Term SOFR plus 2.25% or the Alternate Base Rate plus 1.25%, and matures on the earlier of (i) May 29, 2029 and (ii) the date that is ninety-one (91) days prior to a specified date in Section 10.01(a)(i) of that certain Preferred Equity Purchase Agreement.
In connection with the 2026 Revolving Credit Facility, (i) the Company, APLD Intermediate HoldCo, and certain of the Company's subsidiaries (collectively, the “Revolving Credit Loan Parties”) entered into a Collateral Agreement in favor of the Revolving Credit Collateral Agent, pursuant to which the Revolving Credit Loan Parties pledged a continuing security interest in substantially all of their respective assets (subject to the exclusions specified in the Revolving Credit Agreement), and (ii) the Revolving Credit Loan Parties entered into a Guarantee Agreement in favor of the Revolving Credit Collateral Agent, guaranteeing the obligations of the other Revolving Credit Loan Parties under the Revolving Credit Agreement. APLD ComputeCo 3 and its subsidiaries are not (i) Revolving Credit Loan Parties, (ii) “restricted subsidiaries” under the 2026 Revolving Credit Facility, (iii) required to provide any credit support for the 2026 Revolving Credit Facility, or (iv) subject to any covenants or other restrictions in the 2026 Revolving Credit Facility.
Recent Developments
Cloud SAFE Payoff
During the fiscal year ended May 31, 2025, we entered into two Simple Agreements for Future Equity (“SAFEs”) with an investor for equity in Cloud, which was, at that time, our wholly-owned subsidiary, for aggregate proceeds of $12.0 million. On June 2, 2026, following an agreement reached with the investor, we paid off all amounts outstanding under the SAFEs, totaling $13.3 million.

Delta Forge 2 Lease
On June 5, 2026, we entered into an approximately 15-year lease (with three five-year renewal options) with a high investment-grade hyperscaler at our Delta Forge 2 210 MW critical IT load campus located in our southern region, comprising a single building under construction. The lease is for the full 210 MW of critical IT load, representing approximately $5.2 billion of contracted revenue over the base term, with expected delivery in the first half of calendar year 2028.
$1.59 Billion Senior Secured Notes due 2031
On June 16, 2026, APLD ComputeCo 3 refinanced the Bridge Facility with the closing of a $1.59 billion offering (the “2031 7.000% Notes Offering”) of 7.000% senior secured notes due 2031 (the “2031 7.000% Notes”) at an issue price of 100.000% of par. The 2031 7.000% Notes are senior secured obligations of APLD ComputeCo 3 and bear interest at a rate of 7.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2026. The principal amount of the 2031 7.000% Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, in amounts set forth in the Indenture. The 2031 7.000% Notes will mature on June 15, 2031, unless earlier redeemed or repurchased in accordance with their terms. The 2031 7.000% Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo 3. The Company provided a customary completion guarantee for the 2031 7.000% Notes Offering.
Series G
On June 17, 2026 and June 22, 2026, we issued an aggregate of 154,500 shares of Series G Preferred Stock for total gross proceeds of $150.0 million. Of the 154,500 shares of Series G Preferred Stock issued, 81,346 shares have been converted into an aggregate of 1,787,825 shares of our common stock and 73,154 shares remain outstanding.
On June 26, 2026, we entered into the sixth amendment to the PEPA to increase the aggregate commitment amount under the PEPA for the issuance of shares of Series G Preferred Stock from $1.59 billion to $2.0 billion.
Satisfaction of Escrow Release Condition for 6.750% Senior Secured Notes due 2031
On June 18, 2026, APLD ComputeCo 2 satisfied the escrow release condition under the escrow agreement for the 2031 6.750% Notes and executed and delivered to the escrow agent an escrow release certificate directing the escrow agent to release the funds in the escrow account to APLD ComputeCo 2 and apply such funds in accordance with the escrow agreement and the indenture for the 2031 6.750% Notes.
Upsize of 2026 Revolving Credit Facility
On June 26, 2026, in connection with the 2026 Revolving Credit Facility, the Company, APLD Intermediate HoldCo, and the subsidiary guarantors party to the Revolving Credit Agreement entered into an Incremental Assumption Agreement No. 1 (the “Assumption Agreement”), with the Revolving Credit Collateral Agent and the lenders and issuing banks party thereto, providing for an Incremental Revolving Facility Commitment in an aggregate principal amount of up to $80,000,000 (the “Incremental Revolving Financing”). After giving effect to the Assumption Agreement, the aggregate revolving commitments under the 2026 Revolving Credit Facility increased to $430.0 million, with an additional $120 million accordion option remaining. The Incremental Revolving Financing constitutes a part of the 2026 Revolving Credit Facility and is subject to the terms and conditions of the Revolving Credit Agreement and the other loan documents entered into in connection therewith.
Loan and Security Agreement
On June 30, 2026, the Company entered into a Loan and Security Agreement (the "Texas Capital Loan Agreement") with Texas Capital Bank ("Texas Capital") and a related Promissory Note in favor of Texas Capital in the stated principal amount of $58.5 million (the "Texas Capital Note"). The Texas Capital Loan Agreement contains standard terms, conditions and covenants. Interest is payable on the Texas Capital Note at the sum of an adjusted term SOFR plus an applicable margin. The Texas Capital Note matures on June 30, 2031.

ChronoScale Holding Company Transaction
On July 1, 2026, ChronoScale, our majority owned public subsidiary, completed a holding company formation transaction (the “Holding Company Transaction”) that created a new parent holding company as the public company, called ChronoScale Holdings Corporation, a Nevada corporation (“ChronoScale Holdings”), with its operating companies as wholly-owned subsidiaries. The holding company structure better reflects ChronoScale’s individual operating businesses, allows for and can accommodate future growth from internal operations and generally provides for greater administrative and operational flexibility. ChronoScale Holdings has the exact same classes and number of shares outstanding after the Holding Company Transaction as ChronoScale had outstanding immediately before the Holding Company Transaction, and as such, the shareholders of ChronoScale were not be diluted as a result of the Holding Company Transaction. Following the Holding Company Transaction, ChronoScale Holdings became the successor issuer to ChronoScale and continues to trade on Nasdaq under the ticker symbol “CHRN” with the same CUSIP.

Results of Operations
Results of Operations for the fiscal year ended May 31, 2026 compared to fiscal years ended May 31, 2025 and May 31, 2024
The following table sets forth key components of the results of operations (in thousands) during the fiscal years ended May 31, 2026, 2025, and 2024.

	Fiscal Year Ended
	May 31, 2026	May 31, 2025	May 31, 2024
Revenues:
Services revenue	$496,609	$226,643	$150,814
Data center rental and other revenue	114,702	—	—
Related party revenue	—	1,926	14,761
Total revenue	611,311	228,569	165,575
Costs and expenses:
Services cost of revenue	396,858	216,759	148,340
Data center rental and other cost of revenue	56,771	—	—
Selling, general and administrative (1)	332,096	107,877	97,776
Loss (gain) on classification as held for sale (2)	59,650	(24,616)	15,417
Loss on abandonment of assets	2,398	724	—
Loss from legal settlement	—	—	2,380
Total costs and expenses	847,773	300,744	263,913
Operating loss	(236,462)	(72,175)	(98,338)
Interest expense, net (3)	29,516	32,139	27,517
Gain on change in fair value of derivatives	(75,818)	—	—
Gain on change in fair value of investments	(10,840)	—	—
Loss on conversion of debt	—	33,612	—
Loss on change in fair value of debt	—	85,439	7,401
Loss on change in fair value of related party debt	—	—	8,116
Loss on extinguishment of debt	—	1,177	—
Loss on extinguishment of related party debt	—	—	2,507
Loss on change in fair value of warrants	2,212	6,421	—
Loss on change in fair value of related party warrants	—	—	5,696
Net loss from continuing operations before income tax expenses	(181,532)	(230,963)	(149,575)
Income tax expense	1,787	102	96
Net loss from continuing operations	(183,319)	(231,065)	(149,671)
Net loss from discontinued operations	(1,020)	—	—
Net loss	(184,339)	(231,065)	(149,671)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(59,665)	—	(397)
Preferred dividends	(6,259)	(2,615)	—
Net loss attributable to common stockholders	$(250,263)	$(233,680)	$(149,274)

Net loss attributable to common stockholders
Continuing operations	$(249,243)	$(233,680)	$(149,274)
Discontinued operations	(1,020)	—	—
Net loss	$(250,263)	$(233,680)	$(149,274)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.91)	$(1.16)	$(1.31)
Discontinued operations	—	—	—
Basic and diluted net loss per share	$(0.91)	$(1.16)	$(1.31)

Basic and diluted weighted average number of shares outstanding	275,194,755	201,194,451	114,061,414

Adjusted Amounts (4)
Adjusted revenue	$539,707	$144,193	$136,618
Adjusted operating income (loss)	$57,796	$2,384	$4,752
Adjusted operating margin	11%	2%	3%
Adjusted net income (loss) from continuing operations attributable to common stockholders	$36,076	$(12,458)	$(13,052)
Adjusted net income (loss) from continuing operations attributable to common stockholders per diluted share	$0.11	$(0.06)	$(0.11)
Other Financial Data (4)
EBITDA	$(65,540)	$(126,204)	$(35,095)
as a percentage of adjusted revenue	(11)%	(55)%	(21)%
Adjusted EBITDA	$107,229	$19,628	$21,922
as a percentage of adjusted revenue	18%	9%	13%
Net operating income	$90,388	$—	$—
Net operating income margin	91%	—%	—%
(1)Includes related party selling, general and administrative expense of $0.3 million, $0.3 million, and $0.6 million for the fiscal years ended May 31, 2026, May 31, 2025, and May 31, 2024 respectively.
(2)For the fiscal year ended May 31, 2026, amount includes a loss on classification of held for sale of $59.7 million representing the write down of the cloud business assets to their carrying value as of February 15, 2026 when it no longer qualified as held for sale. For the fiscal year ended May 31, 2025, amount includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released. The fiscal year ended May 31, 2024 includes $15.4 million loss on classification of held for sale related to the sale of the Garden City facility.
(3)For the fiscal year ended May 31, 2026, amount includes related party income of $0.1 million. For the fiscal year ended May 31, 2024, amount includes related party interest expense of $5.7 million.
(4)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management's Discussion and Analysis.
Commentary on Results of Operations for the fiscal year ended May 31, 2026 compared to the fiscal year ended May 31, 2025
Revenues
Services revenue increased $270.0 million, or 119%, from $226.6 million for the fiscal year ended May 31, 2025 to $496.6 million for the fiscal year ended May 31, 2026. Our HPC Hosting Business commenced operations during the current fiscal year with the first HPC data center at our Polaris Forge 1 campus resulting in the recognition of approximately $270.6 million related to tenant fit-out services. Additionally, there was an increase of $12.1 million in revenue generated by our Data Center Hosting Business due to performance improvements compared to the fiscal year ended May 31, 2025.
These increases were slightly offset by a decrease of $12.4 million in revenue generated from ChronoScale during the fiscal year ended May 31, 2026 compared to the fiscal year ended May 31, 2025 primarily due to a reduction in rates for cloud services.

Data center rental and other revenue was $114.7 million for the fiscal year ended May 31, 2026, which is the period during which our HPC Hosting Business commenced operations. This revenue consisted of approximately $99.8 million related to base rent and $14.9 million related to tenant recoveries.
Related party revenue decreased $1.9 million, or 100%, from $1.9 million for the fiscal year ended May 31, 2025 to no related party revenue recognized for the fiscal year ended May 31, 2026, driven by certain related parties terminating their contracts during the first fiscal quarter of fiscal year 2025.
Cost of revenues
Services cost of revenue increased by $180.1 million, or 83%, from $216.8 million for the fiscal year ended May 31, 2025 to $396.9 million for the fiscal year ended May 31, 2026. The increase was due to the following changes:
•approximately $258.1 million in expenses associated with tenant fit-out services for our HPC Hosting Business which we began providing during the current fiscal year;
•approximately $2.1 million increase in energy costs associated with our Data Center Hosting Business; and
•approximately $1.0 million increase in other expenses directly attributable to generating revenue primarily related to repairs and maintenance, security, and property insurance associated with our data centers.
These increases were partially offset by decreases of approximately $62.3 million in depreciation and amortization expense and approximately $17.2 million in lease and related expense primarily due to the renegotiations of certain of our leases during fiscal year ended May 31, 2026 as well as due to our cloud services business (the “Cloud Services Business”) being classified as held for sale until February 15, 2026, which resulted in decreased depreciation and amortization recorded and a decrease of $1.2 million in personnel expenses due to the closing of the Cloud transaction.
Data center rental and other cost of revenue was $56.8 million for the fiscal year ended May 31, 2026, which is when we commenced our data center rental operations within our HPC Hosting Business. The primary components of data center rental and other cost of revenue were categorized as follows:
•approximately $32.2 million in depreciation and amortization expenses associated with our HPC Hosting Business;
•approximately $14.9 million in expenses which are reimbursable as tenant recoveries;
•approximately $8.5 million in rental property operating expenses, which are not eligible for recovery from our tenant;
•approximately $0.7 million in property insurance expenses associated with our HPC Hosting Business; and
•approximately $0.2 million in property tax expenses associated with our HPC Hosting Business.
Selling, general and administrative expense
Selling, general and administrative expense increased by $224.2 million, or 208%, from $107.9 million for the fiscal year ended May 31, 2025 to $332.1 million for the fiscal year ended May 31, 2026. The increase was primarily due to the overall growth in the business, categorized as follows:
•approximately $198.3 million increase in stock-based compensation primarily due to an increase in shares awarded related to the increase in headcount as well as performance stock awards granted during the fiscal year ended May 31, 2026 compared to the fiscal year ended May 31, 2025;
•approximately $16.0 million increase in professional service expenses primarily related to legal services provided on discrete transactions and projects as well as general support of the business;
•approximately $15.4 million increase in personnel expenses largely driven by increases in headcount to support the business; and
•approximately $6.2 million increase in other selling, general, and administrative expense primarily related to travel, computer and software expenses.
These increases were partially offset by a decrease of approximately $11.2 million in lease and related expenses and a decrease of approximately $0.5 million in depreciation and amortization expense for the fiscal year ended May 31, 2026 compared to the fiscal year ended May 31, 2025, primarily due to the renegotiations of certain of our leases during fiscal year ended May 31, 2026 as well as due to the Cloud Services Business being classified as held for sale until February 15, 2026, which resulted in decreased depreciation and amortization recorded.
Loss (gain) on classification as held for sale
Loss (gain) on classification of held for sale changed by $84.3 million, or 342%, from a gain of $24.6 million for the fiscal year ended May 31, 2025 to a loss of $59.7 million for the fiscal year ended May 31, 2026. The loss during the fiscal year ended May 31, 2026 was primarily due to the write down of the Cloud Services Business assets to their carrying value as of February 15, 2026 when it no longer qualified as held for sale. Comparatively, the gain during the fiscal year ended May 31, 2025 was due to the receipt of $25.0 million of funds received in connection with the sale of our Garden City facility as conditional approval requirements were met and escrowed funds were released.
Loss on abandonment of assets
Loss on abandonment of assets increased by $1.7 million, or 231%, from $0.7 million for the fiscal year ended May 31, 2025 to $2.4 million for the fiscal year ended May 31, 2026, driven by the write down of certain assets to their fair value upon disposal.
Interest expense, net
Interest expense, net decreased $2.6 million, or 8%, from $32.1 million for the fiscal year ended May 31, 2025 to $29.5 million for the fiscal year ended May 31, 2026. As we entered into more debt arrangements during the current fiscal year, there was an increase of approximately $53.3 million in interest expense, approximately $3.3 million in loan issuance cost, and approximately $2.1 million in interest expense issuance discount.
These increases were partially offset by an increase of $52.6 million in interest income due to an increase in funds held in interest-bearing demand deposit accounts as well as a decrease of $8.7 million in finance lease interest due to renegotiations of certain of our leases during the fiscal year 2026.
Gain on change in fair value of derivatives
Gain on change in fair value of derivatives was $75.8 million for the fiscal year ended May 31, 2026, due to an increase of $89.2 million in fair value of our Babcock & Wilcox Enterprises, Inc. (“BWE”) common stock warrant offset by a decrease of $13.3 million in fair value of the derivative assets related to the preferred units and corresponding common units held by APLD HPC TopCo 2’s noncontrolling interest. There was no such gain recorded in the prior fiscal year.
Gain on change in fair value of investments
Gain on change in fair value of investment was $10.8 million for the fiscal year ended May 31, 2026, due to an increase of $8.8 million in fair value of our investment in BWE common stock and an increase of $2.0 million in fair value of our investment in Base Electron, a related party. There was no such gain recorded in the prior fiscal year.
Loss on extinguishment of debt
Loss on extinguishment of debt was $1.2 million for the fiscal year ended May 31, 2025, due to unamortized loan issuance costs related to the Macquarie Promissory Note that was repaid in the fiscal year ended May 31, 2025. There was no such loss recorded in the current fiscal year.
Loss on conversion of debt
Loss on conversion of debt was $33.6 million for the fiscal year ended May 31, 2025, due to the difference in the fair value compared to the price at which the promissory notes, totaling $92.1 million, entered into with YA II PN, LTD in the year ended May 31, 2024 (the “YA Notes") were converted. There was no such loss recorded in the current fiscal year.
Loss on change in fair value of debt
Loss on change in fair value of debt was $85.4 million for the fiscal year ended May 31, 2025, primarily due to a loss of approximately $89.6 million related to the change in fair value of the conversion option derivative of the Convertible Note during the two week period in which we did not have sufficient authorized shares to settle such conversion fully in shares.

This loss was partially offset by a gain of approximately $4.1 million related to the change in the fair value of the YA Notes. There was no such loss recorded in the current fiscal year.
Loss on change in fair value of warrants
Loss on change in fair value of warrants was $2.2 million for the fiscal year ended May 31, 2026 due to revaluation of warrants issued by ChronoScale to third parties. Comparatively, loss on change in fair value of warrants was $6.4 million for the fiscal year ended May 31, 2025 primarily due to the initial valuation of the STB Warrants issued during the fiscal year ended May 31, 2025.
Income tax expense
Income tax expense increased $1.7 million, or 1652%, from $0.1 million for the fiscal year ended May 31, 2025 to a $1.8 million expense for the fiscal year ended May 31, 2026. This change was driven by an increase in current state and federal income tax expense during the current fiscal year.
Net loss from discontinued operations
Net loss from discontinued operations was $1.0 million for the fiscal year ended May 31, 2026 and represents the income statement activity related to the Ekso business at ChronoScale classified as held for sale and discontinued operations. There was no such activity in the prior fiscal year.
Comparative Segment Data for the fiscal year ended May 31, 2026 compared to fiscal years ended May 31, 2025 and May 31, 2024:
The following table sets forth the operating profit for each of our segments during the fiscal years ended May 31, 2026, 2025, and 2024 (in thousands):

	Fiscal Year Ended
	May 31, 2026	May 31, 2025	May 31, 2024
Segment profit
Data Center Hosting Business	$48,337	$63,927	$4,812
HPC Hosting Business	39,127	(12,086)	(4,811)
Total segment profit	$87,464	$51,841	$1
Commentary on Segment Data Comparative Results for the fiscal year ended May 31, 2026 compared to fiscal year ended May 31, 2025 and May 31, 2024:
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit decreased $15.6 million, or 24%, from $63.9 million for the fiscal year ended May 31, 2025 to $48.3 million for the fiscal year ended May 31, 2026. This decrease was primarily due to the recognition of a $25.0 million gain on classification of held for sale due to the release of escrowed funds related to the sale of the Garden City facility in the prior fiscal year as well as an increase of $2.2 million in cost of revenues due to increases in power, payroll, and repair and maintenance expenses. Offsetting this decrease was an increase of $10.2 million in revenue as performance improved at the sites.
HPC Hosting Business
Operating Profit
HPC Hosting Business operating profit increased $51.2 million, or 424%, from a loss of $12.1 million for the fiscal year ended May 31, 2025 to a profit of $39.1 million for the fiscal year ended May 31, 2026. The change is primarily due to revenue generated related to tenant fit-out services, net of expenses, as well as rental revenues from our first HPC data center at our Polaris Forge 1 campus as it became fully operational during the fiscal year ended May 31, 2026.

Non-GAAP Measures
To supplement our consolidated financial statements presented under GAAP, we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations by providing perspective on results absent one-time or significant non-cash items. We utilize these measures in the business planning process to understand expected operating performance and to evaluate results against those expectations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our core business operating results regarding factors and trends affecting our business and provide a reasonable basis for comparing our ongoing results of operations. Management considers the Data Center Hosting Business and the HPC Hosting Business to be its core operations for long-run strategic and performance evaluation purposes. Accordingly, these non-GAAP financial measures exclude the results of our consolidated subsidiary, ChronoScale. ChronoScale is included in our consolidated financial statements and results of continuing operations. Due to its strategic role relative to the Company’s core business, management believes the ChronoScale results may obscure underlying trends in the performance of core operations when included in certain non-GAAP measures.
These non-GAAP financial measures are provided as supplemental measures to our performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Excluding the results of ChronoScale in our non-GAAP financial measures removes revenues and expenses that are part of the Company’s consolidated results and continuing operations and should not be viewed as measures or reflections of liquidity or profitability in accordance with GAAP. Further, these non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this Annual Report on Form 10-K have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate our business.
Adjusted Revenue
“Adjusted revenue” is a non-GAAP financial measure that represents total revenue excluding ChronoScale revenue. Adjusted revenue is total revenue excluding total revenue from ChronoScale.
Adjusted Operating Income, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) per Diluted Share
“Adjusted operating income” and “Adjusted net income (loss) from continuing operations attributable to common stockholders” are non-GAAP financial measures that represent operating income and net income (loss) from operations excluding ChronoScale, respectively. Adjusted operating income is Operating loss excluding operating loss from ChronoScale, stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, loss on abandonment of assets, (gain) loss on classification of held for sale, accelerated depreciation and amortization, loss on legal settlement, restructuring expenses and other non-recurring expenses that management believes are not representative of our expected ongoing costs. Adjusted net income (loss) is Adjusted operating income further adjusted for interest expense directly attributable to ChronoScale, gain on change in fair value of derivatives, gain on change in fair value of investments, loss on conversion of debt, loss on change in fair value of debt, loss on change in fair value of related party debt, loss on change in fair value of warrants, loss on change in fair value of warrants issued to related parties, loss on extinguishment of debt and loss on extinguishment of related party debt. We define “Adjusted net income (loss) per diluted share” as Adjusted net income (loss) divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest expense, net, income tax expense, and depreciation and amortization and excluding results of ChronoScale. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-

recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, (gain) loss on classification as held for sale, loss on abandonment of assets, gain on change in fair value of derivatives, gain on change in fair value of investments, loss on conversion of debt, loss on change in fair value of debt, loss on change in fair value of related party debt, loss on change in fair value of warrants, loss on change in fair value of warrants issued to related parties, loss on extinguishment of debt and loss on extinguishment of related party debt, loss on legal settlement, restructuring expenses, and other non-recurring expenses that management believes are not representative of our expected ongoing costs.
Net Operating Income
"Net Operating Income" is a non-GAAP financial measure that represents base rental revenue from the HPC Hosting Business. Net Operating Income is HPC Hosting Business base rental revenue less rental property operating expenses, property taxes, and property insurance expenses. "Net Operating Income Margin" is defined as Net Operating Income divided by HPC Hosting Business base rental revenue.
Reconciliation of GAAP to Non-GAAP Measures

	Fiscal Year Ended
$ in thousands	May 31, 2026	May 31, 2025	May 31, 2024
Adjusted Revenue
Total revenue (GAAP)	$611,311	$228,569	$165,575
ChronoScale revenue	(71,604)	(84,376)	(28,957)
Adjusted revenue (Non-GAAP)	$539,707	$144,193	$136,618

Adjusted operating income
Operating loss (GAAP)	$(236,462)	$(72,175)	$(98,338)
Operating loss from ChronoScale	37,043	55,331	65,486
Stock-based compensation	219,289	22,492	6,973
Non-recurring repair expenses (1)	322	173	1,224
Diligence, acquisition, disposition and integration expenses (2)	27,938	17,269	5,545
Litigation expenses (3)	1,179	1,389	1,589
Loss on abandonment of assets	1,799	1,138	—
(Gain) loss on classification as held for sale	—	(24,616)	15,417
Accelerated depreciation and amortization (4)	—	45	4,307
Loss on legal settlement	—	—	2,380
Restructuring expenses (5)	1,469	711	—
Other non-recurring expenses (6)	5,219	627	169
Adjusted operating income (Non-GAAP)	$57,796	$2,384	$4,752
Adjusted operating margin	11%	2%	3%

Adjusted net income (loss) from continuing operations attributable to common stockholders
Net loss from continuing operations (GAAP)	$(183,319)	$(231,065)	$(149,671)
Operating loss from ChronoScale	37,043	55,331	65,486
Interest expense directly attributed to ChronoScale	9,583	17,399	9,809
Stock-based compensation	219,289	22,492	6,973
Non-recurring repair expenses (1)	322	173	1,224
Diligence, acquisition, disposition and integration expenses (2)	27,938	17,269	5,545
Litigation expenses (3)	1,179	1,389	1,589
Loss on abandonment of assets	1,799	1,138	—

(Gain) loss on classification as held for sale	—	(24,616)	15,417
Accelerated depreciation and amortization (4)	—	45	4,307
Gain on change in fair value of derivatives	(75,818)	—	—
Gain on change in fair value of investments	(10,840)	—	—
Loss on conversion of debt	—	33,612	—
Loss on change in fair value of debt	—	85,439	7,401
Loss on change in fair value of related party debt	—	—	8,116
Loss on change in fair value of warrants	2,212	6,421	—
Loss on change in fair value of warrants issued to related parties	—	—	5,696
Loss on extinguishment of debt	—	1,177	—
Loss on extinguishment of related party debt	—	—	2,507
Loss on legal settlement	—	—	2,380
Restructuring expenses (5)	1,469	711	—
Other non-recurring expenses (6)	5,219	627	169
Adjusted net income (loss) from continuing operations (Non-GAAP)	$36,076	$(12,458)	$(13,052)
Diluted weighted average number of shares outstanding (Non-GAAP) (7)	318,968,163	201,194,451	114,061,414
Adjusted net income (loss) from continuing operations per diluted share (Non-GAAP)	$0.11	$(0.06)	$(0.11)

EBITDA and Adjusted EBITDA
Net loss from continuing operations (GAAP)	$(183,319)	$(231,065)	$(149,671)
Operating loss from ChronoScale	37,043	55,331	65,486
Interest expense, net	29,516	32,139	27,517
Income tax expense (benefit)	1,787	102	96
Depreciation and amortization (4)	49,433	17,289	21,477
EBITDA (Non-GAAP)	$(65,540)	$(126,204)	$(35,095)
Stock-based compensation	219,289	22,492	6,973
Non-recurring repair expenses (1)	322	173	1,224
Diligence, acquisition, disposition and integration expenses (2)	27,938	17,269	5,545
Litigation expenses (3)	1,179	1,389	1,589
(Gain) loss on classification as held for sale	—	(24,616)	15,417
Loss on abandonment of assets	1,799	1,138	—
Gain on change in fair value of derivatives	(75,818)	—	—
Gain on change in fair value of investments	(10,840)	—	—
Loss on conversion of debt	—	33,612	—
Loss on change in fair value of debt	—	85,439	7,401
Loss on change in fair value of related party debt	—	—	8,116
Loss on change in fair value of warrants	2,212	6,421	—
Loss on change in fair value of warrants issued to related parties	—	—	5,696
Loss on extinguishment of debt	—	1,177	—
Loss on extinguishment of related party debt	—	—	2,507
Loss on legal settlement	—	—	2,380
Restructuring expenses (5)	1,469	711	—
Other non-recurring expenses (6)	5,219	627	169

Adjusted EBITDA (Non-GAAP)	$107,229	$19,628	$21,922

Net Operating Income
HPC Hosting Business base rental revenue (GAAP)	$99,811	$—	$—
Rental property operating expenses	(8,545)	—	—
Property taxes	(198)	—	—
Property insurance expenses	(680)	—	—
Net Operating Income (Non-GAAP)	$90,388	$—	$—
Net Operating Income margin	91%	—%	—%
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
(7)Potentially dilutive securities or other contracts to issue common stock are only included for each period if the effect is dilutive to Adjusted net income (loss) from continuing operations per diluted share.
Funding Requirements
We have experienced net losses through the period ended May 31, 2026. Our transition to profitability is dependent on the successful operation of our business.
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
We expect that our general and administrative expenses and our operating expenditures will continue to increase as we continue to expand our operations. We believe that the significant investments in property and equipment will remain throughout fiscal year 2027 as we continue construction of our HPC hosting facilities.
Sources of Liquidity and Capital Resources
Our primary capital requirements are to fund the development and expansion of our data center infrastructure, support working capital needs, cover operating expenses, and finance capital expenditures associated with technology upgrades and facility enhancements. As of May 31, 2026, we had unrestricted cash and cash equivalents of $1.6 billion and restricted cash of $2.6 billion. Historically we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuances of common stock, preferred stock, promissory notes, senior unsecured convertible notes, senior secured notes (issued by our subsidiaries), debt facilities and the receipt of contractual deposits and revenue payments from customers.

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
Financing Activities
See Note 8 - Debt in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our term loans and other debt instruments.
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
Series G Convertible Preferred Stock
During the fiscal years ended May 31, 2026 and May 31, 2025, the Company issued and sold 835,800 and 78,000 shares of Series G Preferred Stock, respectively, for gross proceeds of $815.0 million and $75.0 million, respectively. During the fiscal year ended May 31, 2026, 913,800 shares of Series G Preferred Stock were converted into 51.0 million shares of the Company’s common stock. As of May 31, 2026, no shares of Series G Preferred Stock were issued and outstanding.
Promissory Note
On September 9, 2025, as described above, our subsidiary APLD FAR-01 LLC entered into the MEC Promissory Note with MEC, which provides for a principal sum of (a) $50 million, which was drawn on the Closing Date, plus (b) subject to the mutual consent of us and the Lender, additional loans in an aggregate principal amount not to exceed $25 million. On November 28, 2025, APLD FAR-01 LLC repaid the MEC Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and rate of return.
Amended and Restated Unit Purchase Agreement
On October 6, 2025, as described above, the TopCo 2 sold to the Purchaser 112,500 Preferred Units in TopCo 2 at a price per Preferred Unit of $1,000, for an aggregate purchase price of $112.5 million. On November 25, 2025, the TopCo 2 sold to the Purchaser 450,000 Preferred Units in the TopCo 2 at a price per Preferred Unit of $1,000, for an aggregate purchase price of $450.0 million. On December 9, 2025, the TopCo 2 issued to the Purchaser an additional 27,778 common units and 337,500 Preferred Units in the TopCo 2 at a price per Preferred Unit of $1,000, for an aggregate purchase price of $337.5 million. On May 29, 2026, TopCo 2 completed a fourth closing under its A&R UPA, selling 925,000 preferred units for $925.0 million and issuing an additional 41,815 common units. This brought the total amount funded to date under the A&R UPA to $1.8 billion as of May 31, 2026.
2025 Revolving Credit Facility
On November 10, 2025, as described above, the Company entered into the 2025 Revolving Credit Facility with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million. On May 29, 2026, the 2025 Revolving Credit Facility was modified and the standby letters of credit thereunder transferred when the Company and certain of its subsidiaries entered into the 2026 Revolving Credit Facility.
9.250% 2030 Senior Secured Notes due 2030
On November 20, 2025, as described above, our subsidiary APLD ComputeCo LLC closed the 2030 9.250% Notes Offering of the 2030 9.25% Notes at an issue price of 97.0%. The net proceeds from the 2030 9.250% Notes after issuance costs and repayment of the SMBC Loan were approximately $1.9 billion.

DevCo Facility
On December 18, 2025, as described above, our subsidiary APLD DevCo LLC and MEC entered into the DevCo Facility. The DevCo Promissory Note provides for a principal sum of (a) the First Draw, plus (b) the Second Draw, plus (c) the Third Draw, with the Third Draw to be funded upon APLD DevCo’s request at any time after the Initial Closing Date subject to satisfaction of or waiver by MEC of certain conditions precedent on or prior to the Third Draw, plus (d) the principal sum of any Additional Loans, if applicable.
The DevCo Loan bears interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”). On May 29, 2026, APLD DevCo repaid the DevCo Loan in full, including all outstanding and unpaid principal, accrued interest, and rate of return.
2031 Senior Secured Notes
On March 10, 2026, as described above, our subsidiary APLD ComputeCo 2 LLC closed the 2031 6.750% Notes Offering of the 2031 6.750% Notes at an issue price of 98.0%. The net proceeds from the 2031 6.750% Notes after issuance costs were approximately $2.1 billion.
Bridge Facility
On May 1, 2026, as described above, our subsidiary APLD ComputeCo 3 entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA, providing for a bridge loan facility in an aggregate principal amount of $300.0 million. On June 16, 2026, the Bridge Facility was refinanced with the closing of the 2031 7.000% Notes Offering.
2026 Revolving Credit Facility
On May 29, 2026, as described above, our subsidiary APLD Intermediate HoldCo entered into the 2026 Revolving Credit Facility with First National Bank of Omaha, pursuant to which the lenders and issuing banks party to the Revolving Credit Agreement agreed to make one or more revolving loans, and issue letters of credit, from time to time to APLD Intermediate HoldCo in an initial aggregate principal amount of $350.0 million.
As of May 31, 2026, approximately $65.0 million of standby letters of credit were outstanding under the 2026 Revolving Credit Facility. Refer to Note 8 - Debt in the accompanying Notes to the Consolidated Financial Statements for additional information.
Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of May 31, 2026 (in thousands):

	Payments Due by Period
	Total	FY 2027	FY 2028	FY 2029	FY 2030	FY 2031	Thereafter
Debt obligations(1)	$5,306,680	$16,591	$196,648	$290,798	$295,689	$4,194,954	$312,000
Interest on debt obligations(2)	1,784,691	377,502	399,283	358,730	334,729	295,011	19,436
Operating lease obligations(3)	75,142	22,218	23,853	18,391	4,812	1,315	4,553
Financing lease obligations(4)	62,037	51,069	10,968	—	—	—	—
Power commitments(5)	19,178	19,178	—	—	—	—	—
Preferred share dividends(6)	37,164	6,194	6,194	6,194	6,194	6,194	6,194
(1)Debt obligations presented in the table reflect scheduled principal payments related to our long-term debt as described in Note 8 to the consolidated financial statements for further discussion.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 8 to the consolidated financial statements for further discussion.
(3)Operating lease obligations include future minimum payments for our operating leases.

(4)Financing lease obligations include future minimum payments for our finance leases.
(5)Power commitments represents our obligation related to the energy services agreement for our Jamestown, North Dakota co-hosting facility payable. See Note 18 to the consolidated financial statements for further discussion.
(6)Preferred share dividends represent future dividend payments in accordance with preferred stock that has been issued. These amounts do not include preferred dividends related to preferred units of APLD HPC TopCo 2 LLC which may fluctuate depending on the redeemable noncontrolling interest's contribution as well as other factors that may impact the dividend rate. See Note 16 - Temporary Equity for further discussion.
Summary of Cash Flows
The following table provides information about our net cash flow for the fiscal years ended May 31, 2026, May 31, 2025, and May 31, 2024 respectively.

	Fiscal Year Ended
$ in thousands	May 31, 2026	May 31, 2025	May 31, 2024
Net cash provided by (used in) operating activities	$89,685	$(115,402)	$13,794
Net cash used in investing activities	(2,936,397)	(667,654)	(172,437)
Net cash provided by financing activities	6,876,826	874,686	146,757
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,030,114	91,630	(11,886)
Cash, cash equivalents, and restricted cash, beginning of period, including cash from discontinued operations	123,318	31,688	43,574
Cash, cash equivalents, and restricted cash, end of period, including cash from discontinued operations	$4,153,432	$123,318	$31,688
Less: Cash, cash equivalents, and restricted cash from discontinued operations	$2	$—	$—
Cash, cash equivalents, and restricted cash from continued operations	$4,153,430	$123,318	$31,688
Commentary on the change in cash flows between the fiscal years ended May 31, 2026 and May 31, 2025:
Operating Activities
The net cash provided by (used in) operating activities changed by $205.1 million, or 178%, from $115.4 million used in operating activities for the fiscal year ended May 31, 2025 to $89.7 million provided by operating activities for the fiscal year ended May 31, 2026. Activities that positively impacted operating cash flows during the fiscal year ended May 31, 2026 included stock-based compensation associated with awards granted during the current period, non-cash interest expense associated with the increase in debt borrowings, deferred revenue received, as well as a decrease in net loss between comparative periods. These positive impacts were partially offset by prior period activities which were not present in the current period, including losses on the conversion and fair value of debt. Other impacts included changes in working capital associated with energizing our first HPC data center at our Polaris Forge 1 campus during the current fiscal year.
Investing Activities
The net cash used in investing activities increased by $2.3 billion, or 340%, from $667.7 million for the fiscal year ended May 31, 2025 to $2.9 billion for the fiscal year ended May 31, 2026. This increase was primarily due to an increase of approximately $2.2 billion in investments in property and equipment during the fiscal year ended May 31, 2026 as our payments in the current period for construction related expenses increased as well as an increase in loans to related parties and investments in other companies. Additionally, there were less proceeds from the sale of assets during the fiscal year ended May 31, 2026, compared to the fiscal year ended May 31, 2025 to offset the increase in cash used in investing activities.
Financing Activities
The net cash provided by financing activities increased by $6.0 billion, or 686%, from $874.7 million for the fiscal year ended May 31, 2025 to $6.9 billion for the fiscal year ended May 31, 2026. The primary reason for the change was an increase in the net borrowings of long-term debt of $4.1 billion and a capital contribution from our noncontrolling interest partners of $1.8 billion. Also contributing to the increase was an increase in the net proceeds from offerings of our common and preferred stock of $627.8 million during the fiscal year ended May 31, 2026. These increases were partially offset by a decrease of $450.0 million in borrowings under our Convertible Notes which occurred during the fiscal year ended May 31, 2025 as well as an increase of $129.5 million in payments of deferred financing costs during the fiscal year ended May 31, 2026 compared to the fiscal year ended May 31, 2025.
Recent Accounting Pronouncements
For a discussion of recently issued financial accounting standards, refer to Note 2 - Significant Accounting Policies, in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Estimates and Significant Judgments
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
While our significant accounting policies are described in more detail in Note 2 - Significant Accounting Policies to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Stock-based Compensation
We account for stock-based compensation with performance conditions by recognizing expense ratably over the requisite service period once we conclude that it is probable that the performance conditions will be achieved. Our conclusion as to the probability of achievement is complex and requires significant judgment by management. In addition, estimates around the service period for performance awards that are probable of being achieved require significant judgment by management. We may revise our estimate when we determine that it is probable that the performance condition will be achieved within a different time period.
We reassess the probability related to vesting and the requisite service period at each reporting period, and recognize a cumulative catch up adjustment for such changes in our probability assessment in subsequent reporting periods. Our determination of probability is based on historical metrics, future projections, and our historical performance against such projections.
Fair Value Measurements
Warrants
We measure the warrants issued by the Company to CoreWeave, MIP VI REIT AIV, L.P., and MIP VI DC REIT AIV, L.P. at fair value (see Note 14 - Warrants for further discussion). We engaged a third party valuation specialist to assist management in its determination of the fair value of the warrants using a Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs.
We measured the warrants issued to the Company from BWE at fair value (see Note 10 - Derivative Assets for further discussion). We engaged a third party valuation specialist to assist management in its determination of the fair value of the warrants using a Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield, which are considered Level 3 inputs.
Redeemable Noncontrolling Interest
We engaged a third party valuation specialist to assist management in the determination of the fair value of the embedded derivative features, the Redemption features and the Contingent Dividend Rate Increase feature, associated with the preferred units and corresponding common units issued to APLD HPC TopCo 2's noncontrolling interest. The third party valuation specialist utilized a binomial lattice model in a risk-neutral framework. Inherent in the pricing model are assumptions related to the estimated credit spread of the associated preferred stock and corresponding common units, volatility, and risk-free rate of the derivative assets, which are considered Level 3 inputs (see Note 10 - Derivative Assets for further discussion).
Performance Stock Units
We measured the performance stock units that vest based on market price at fair value (see Note 15 - Stock-Based Compensation Plans for further discussion). We engaged a third party valuation specialist to assist management in its determination of the fair value of the performance stock units using a Monte Carlo simulation model. Inherent in simulation models are assumptions related to simulation term, expected share-price volatility, risk-free interest rate and dividend yield, which are considered Level 3 inputs.
Management Incentive Plan Units
We measured the management incentive plan ("MIP") units granted in connection with the ChronoScale transaction at grant-date fair value (see Note 15 - Stock-Based Compensation Plans for further discussion). We engaged a third party valuation specialist to assist management in its determination of the grant-date fair value of the MIP units. The valuation considered multiple liquidity scenarios, which were measured using a combination of option pricing model ("OPM") and current value method ("CVM"). The valuation incorporated the contractual terms of the awards, the applicable distribution waterfall, and the underlying value of ChronoScale at the time of issuance. Inherent in the valuation are assumptions related to the probability and timing of liquidity events, expected volatility, risk-free interest rates, discounts for lack of marketability, and the underlying equity value of ChronoScale, which are considered Level 3 inputs.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The following discussion about market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report, see the “Forward-Looking Statements” at the forepart of this Annual Report. We may be exposed to market risks related to changes in interest rates and fluctuations in the prices of certain commodities, primarily electricity. We do not use financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of May 31, 2026 would not have a material impact on our interest expense due to the fixed coupon rate on the majority of our debt obligations.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Applied Digital Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Digital Corporation (the “Company”) as of May 31, 2026 and 2025, the related consolidated statements of operations, changes in temporary equity and stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2026, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of May 31, 2026, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated July 29, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
July 29, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Applied Digital Corporation
Opinion on the Financial Statements
We have audited the consolidated statements of operations, changes in stockholders’ equity and cash flows of Applied Digital Corporation (the “Company”) for the year ended May 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor from 2021 to 2025.
New York, NY
August 30, 2024

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and par value data)

	May 31, 2026	May 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,591,988	$43,950
Restricted cash	2,381,027	72,368
Accounts receivable	56,309	6,830
Prepaid expenses and other current assets (1)	613,692	9,652
Current assets held for sale	19,841	—
Total current assets	4,662,857	132,800
Property and equipment, net	4,236,300	1,252,287
Operating lease right of use assets, net	76,922	92,335
Finance lease right of use assets, net	122,523	213,315
Other assets	830,710	179,353
TOTAL ASSETS	$9,929,312	$1,870,090

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$395,474	$251,491
Accrued liabilities	548,493	30,121
Current portion of operating lease liability	18,484	16,785
Current portion of finance lease liability	47,585	147,040
Current portion of debt	16,422	10,331
Customer deposits	16,752	16,125
Deferred revenue	4,666	3,594
Current liabilities held for sale	7,426	—
Due to customer	10,065	4,807
Other current liabilities	97,489	19,431
Total current liabilities	1,162,856	499,725
Long-term portion of operating lease liability	47,178	58,800
Long-term portion of finance lease liability	10,731	15
Long-term debt	4,959,516	677,825
Other long-term liabilities	5,454	—
Total liabilities	6,185,735	1,236,365
Commitments and contingencies (Note 18)
Temporary equity
Series E preferred stock, $0.001 par value, 2,000,000 shares authorized, 301,673 shares issued and 276,673 outstanding at May 31, 2026, and 301,673 shares issued and outstanding at May 31, 2025	6,306	6,932
Series E-1 preferred stock, $0.001 par value, 62,500 shares authorized and issued and 61,909 shares outstanding at May 31, 2026, and 62,485 shares outstanding at May 31, 2025	56,460	57,011
Series G preferred stock, $0.001 par value, 1,030,000 shares authorized, no shares issued and outstanding at May 31, 2026, and 156,000 shares authorized, 78,000 shares issued and outstanding at May 31, 2025	—	72,094
Redeemable noncontrolling interest	1,956,303	—
Stockholders' equity:
Common stock, $0.001 par value, 600,000,000 shares authorized, 295,048,903 shares issued and 287,883,603 shares outstanding at May 31, 2026, and 234,200,868 shares issued and 224,909,669 shares outstanding at May 31, 2025	296	230
Treasury stock, 7,165,300 shares at May 31, 2026 and 9,291,199 shares at May 31, 2025, at cost	(52,737)	(31,400)
Additional paid in capital	2,432,250	1,009,913
Accumulated deficit	(662,333)	(481,055)
Total stockholders’ equity attributable to Applied Digital Corporation	1,717,476	497,688
Noncontrolling interest	7,032	—
Total stockholders' equity including noncontrolling interest	1,724,508	497,688
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$9,929,312	$1,870,090
(1)Includes a related party loan receivable of $58.6 million as of May 31, 2026. See Note 7 - Related Party Transactions for further discussion.
See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Fiscal Year Ended
	May 31, 2026	May 31, 2025	May 31, 2024
Revenue:
Services revenue	$496,609	$226,643	$150,814
Data center rental and other revenue	114,702	—	—
Related party revenue	—	1,926	14,761
Total revenue	611,311	228,569	165,575
Costs and expenses:
Services cost of revenue	396,858	216,759	148,340
Data center rental and other cost of revenue	56,771	—	—
Selling, general and administrative (1)	332,096	107,877	97,776
Loss (gain) on classification as held for sale (2)	59,650	(24,616)	15,417
Loss on abandonment of assets	2,398	724	—
Loss from legal settlement	—	—	2,380
Total costs and expenses	847,773	300,744	263,913
Operating loss	(236,462)	(72,175)	(98,338)
Interest expense, net (3)	29,516	32,139	27,517
Gain on change in fair value of derivatives	(75,818)	—	—
Gain on change in fair value of investments	(10,840)	—	—
Loss on conversion of debt	—	33,612	—
Loss on change in fair value of debt	—	85,439	7,401
Loss on change in fair value of related party debt	—	—	8,116
Loss on extinguishment of debt	—	1,177	—
Loss on extinguishment of related party debt	—	—	2,507
Loss on change in fair value of warrants	2,212	6,421	—
Loss on change in fair value of related party warrants	—	—	5,696
Net loss from continuing operations before income tax expenses	(181,532)	(230,963)	(149,575)
Income tax expense	1,787	102	96
Net loss from continuing operations	(183,319)	(231,065)	(149,671)
Net loss from discontinued operations	(1,020)	—	—
Net loss	(184,339)	(231,065)	(149,671)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(59,665)	—	(397)
Preferred dividends	(6,259)	(2,615)	—
Net loss attributable to common stockholders	$(250,263)	$(233,680)	$(149,274)

Net loss attributable to common stockholders
Continuing operations	$(249,243)	$(233,680)	$(149,274)
Discontinued operations	(1,020)	—	—
Net loss attributable to common stockholders	$(250,263)	$(233,680)	$(149,274)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.91)	$(1.16)	$(1.31)
Discontinued operations	—	—	—
Basic and diluted net loss per share attributable to common stockholders	$(0.91)	$(1.16)	$(1.31)

Basic and diluted weighted average number of shares outstanding	275,194,755	201,194,451	114,061,414
(1)Includes related party selling, general and administrative expense of $0.3 million, $0.3 million, and $0.6 million for the fiscal years ended May 31, 2026, May 31, 2025, and May 31, 2024, respectively.

(2)For the fiscal year ended May 31, 2026, amount includes a loss on classification of held for sale of $59.7 million representing the write down of our cloud services business' (the “Cloud Services Business”) assets to their carrying value as of February 15, 2026 when it no longer qualified as held for sale. For the fiscal year ended May 31, 2025, amount includes $25 million received in connection with the sale of our Garden City facility once conditional approval requirements were met and escrowed funds were released. The fiscal year ended May 31, 2024 includes a $15.4 million loss on classification of held for sale related to the sale of the Garden City facility.
(3)For the fiscal year ended May 31, 2026, amount includes related party income of $0.1 million and for the fiscal year ended May 31, 2024, amount includes related party interest expense of $5.7 million.

See accompanying notes to the consolidated financial statements and, specifically, Note 7 - Related Party Transactions for further discussion of related party transactions.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended May 31, 2024
(In thousands, except per share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling interest	Total Equity
	Shares	Amount	Shares	Amount
Balance, June 1, 2023	100,927,358	$101	(5,001,728)	$(62)	$160,194	$(100,716)	$59,517	$10,162	$69,679
Shares issued in offering, net of costs	21,600,722	23	—	—	130,826	—	130,849	—	130,849
Issuance of common stock from stock plans	6,894,166	6	—	—	(6)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	(861)	—	(861)	—	(861)
Conversions of debt	13,213,727	13	—	—	52,047	—	52,060	—	52,060
Issuance of warrants, at fair value	—	—	—	—	5,696	—	5,696	—	5,696
Share cancellations	(36,296)	—	(31,074)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,362	—	17,362	—	17,362
Common stock issuance costs	—	—	—	—	(284)	—	(284)	—	(284)
Net loss	—	—	—	—	—	(149,274)	(149,274)	(397)	(149,671)
Extinguishment of noncontrolling interest	1,484,267	1	—	—	9,764	—	9,765	(9,765)	—
Balance, May 31, 2024	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830	$—	$124,830

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (continued)
For the Year Ended May 31, 2025
(In thousands, except per share data)

	Temporary Equity (1)		Permanent Equity
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, June 1, 2024	—	$—	144,083,944	$144	(5,032,802)	$(62)	$374,738	$(249,990)	$124,830
Shares issued in offering, net of costs	—	—	55,506,938	55	—	—	180,711	—	180,766
Issuance of common stock from stock compensation plans	—	—	2,427,273	3	—	—	(3)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	(4,116)	—	(4,116)
Conversions of debt	—	—	19,050,204	19	—	—	104,926	—	104,945
Issuance of other common stock	—	—	628,541	1	—	—	518	—	519
Issuance of warrants, at fair value	—	—	—	—	—	—	136,292	—	136,292
Exercise of warrants	—	—	4,905,256	5	—	—	(5)	—	—
Issuance of Preferred Stock, net of costs	495,364	184,402	—	—	—	—	6	—	6
Preferred Stock Dividends	—	—	—	—	—	—	(2,615)	—	(2,615)
Conversion of preferred stock	(53,191)	(48,350)	7,598,712	7	—	—	48,343	—	48,350
Redemption of preferred stock	(15)	(15)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	22,704	—	22,704
Share repurchase	—	—	—	(4)	(4,258,397)	(31,338)	—	—	(31,342)
Purchase of capped call options	—	—	—	—	—	—	(51,750)	—	(51,750)
Purchase of prepaid forward contract	—	—	—	—	—	—	(52,736)	—	(52,736)
Reclass of debt conversion option	—	—	—	—	—	—	252,900	—	252,900
Net loss	—	—	—	—	—	—	—	(231,065)	(231,065)
Balance, May 31, 2025	442,158	$136,037	234,200,868	$230	(9,291,199)	$(31,400)	$1,009,913	$(481,055)	$497,688
(1)See Note 16 - Temporary Equity for further discussion of preferred stock activity.
See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Temporary Equity and Stockholders' Equity (continued)
For the Year Ended May 31, 2026
(In thousands, except per share data)

	Temporary Equity (1)			Permanent Equity
	Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balance, June 1, 2025	442,158	$136,037	$—	234,200,868	$230	(9,291,199)	$(31,400)	$1,009,913	$(481,055)	$497,688	$—	$497,688
Issuance of common stock from stock compensation plans	—	—	—	3,024,358	4	—	—	(4)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	(36,282)	—	(36,282)	—	(36,282)
Issuance of Preferred Stock, net of costs	835,800	803,101	—	—	—	—	—	—	—	—	—	—
Conversion of Preferred Stock	(913,800)	(875,185)	—	50,994,315	50	—	—	875,135	—	875,185	—	875,185
Redemption of Preferred Stock	(25,576)	(1,187)	—	—	—	—	—	—	—	—	—	—
Preferred Stock dividends	—	—	—	—	—	—	—	(6,260)	—	(6,260)	—	(6,260)
Shares issued in offering, net of costs	—	—	—	15,320,373	15	—	—	190,402	—	190,417	—	190,417
Issuance of warrants, at fair value, net of costs	—	—	—	—	—	—	—	155,421	—	155,421	—	155,421
Exercise of warrants	—	—	—	800,188	1	—	—	6,264	—	6,265	—	6,265
Treasury Stock repurchase	—	—	—	—	—	(7,165,300)	(52,737)	52,737	—	—	—	—
Treasury Stock retirement	—	—	—	(9,291,199)	(4)	9,291,199	31,400	(31,396)	—	—	—	—
Contributions from redeemable noncontrolling interest, net of costs	—	—	1,896,244	—	—	—	—	—	—	—	—	—
Acquisition of Ekso Business	—	—	—	—	—	—	—	52,269	—	52,269	4,604	56,873
Issuance of warrants by subsidiary, net of costs	—	—	—	—	—	—	—	1,630	—	1,630	2,822	4,452
Redeemable noncontrolling interest preferred stock dividends	—	—	62,726	—	—	—	—	(62,726)	—	(62,726)	—	(62,726)
Stock-based compensation	—	—	—	—	—	—	—	225,147	—	225,147	—	225,147
Net loss	—	—	(2,667)	—	—	—	—	—	(181,278)	(181,278)	(394)	(181,672)
Balance, May 31, 2026	338,582	$62,766	$1,956,303	295,048,903	$296	(7,165,300)	$(52,737)	$2,432,250	$(662,333)	$1,717,476	$7,032	$1,724,508
(1)See Note 16 - Temporary Equity for further discussion of preferred stock and redeemable noncontrolling interest activity.

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in thousands)

	Fiscal Year Ended
	May 31, 2026	May 31, 2025	May 31, 2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(184,339)	$(231,065)	$(149,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,387	97,945	79,360
Stock-based compensation	220,135	22,704	17,362
Lease expense	10,106	31,661	13,944
Gain on change in fair value of derivatives	(75,818)	—	—
Gain on change in fair value of investments	(10,840)	—	—
Loss on extinguishment of debt	—	1,177	—
Loss on extinguishment of related party debt	—	—	2,507
Loss on legal settlement	—	—	2,380
Amortization of debt issuance costs	6,323	9,563	5,214
Loss (gain) on classification of held for sale	59,650	(24,616)	15,417
Loss on conversion of debt	—	33,612	—
Loss on change in fair value of debt	—	85,439	7,401
Loss on change in fair value of related party debt	—	—	13,812
Loss on change in fair value of warrants issued	2,212	6,421	—
Loss on abandonment of assets	2,398	1,138	—
Changes in operating assets and liabilities:
Accounts receivable	(49,268)	(2,934)	(3,765)
Prepaid expenses and other current assets	(36,164)	(8,309)	899
Other assets	(51,483)	2,979	327
Customer deposits	627	2,306	(8,770)
Related party customer deposits	—	(1,549)	(2,261)
Deferred revenue	947	(34,080)	(9,494)
Related party deferred revenue	—	(1,692)	168
Accounts payable	(1,182)	(78,256)	41,840
Accrued liabilities	106,223	(12,127)	21,601
Due to customer	5,258	(8,195)	13,002
Lease assets and liabilities	17,513	(7,524)	(47,479)
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	89,685	(115,402)	13,794
CASH FLOW USED IN INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(2,865,765)	(681,603)	(141,809)
Proceeds from sale of investments	5,000	—	—
Proceeds from sale of assets	—	25,000	19,852
Finance lease prepayments	—	(6,178)	(50,089)
Loans to related parties	(58,632)	—	—
Purchases of investments	(17,000)	(4,873)	(391)
CASH FLOW USED IN INVESTING ACTIVITIES	(2,936,397)	(667,654)	(172,437)
CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Repayment of finance leases	(99,455)	(125,073)	(59,967)
Borrowings of long-term debt	4,955,327	650,083	116,554
Borrowings of related party debt	—	—	28,000
Repayment of long-term debt	(521,512)	(293,045)	(21,714)
Repayment of related party debt	—	—	(45,500)
Payment of deferred financing costs	(171,885)	(42,398)	(320)
Tax payments for restricted stock upon vesting	(36,282)	(4,116)	(861)
Proceeds from issuance of common stock	196,366	191,590	130,849
Common stock issuance costs	(5,950)	(10,305)	(284)

Proceeds from issuance of preferred stock	814,998	198,205	—
Preferred stock issuance costs	(11,897)	(13,812)	—
Redemption of preferred stock	(1,187)	(2,615)	—
Dividends issued on preferred stock	(6,259)	—	—
Issuance of warrants, at fair value	(8,250)	—	—
Exercise of warrants	6,265	—	—
Issuance of warrants by subsidiary	4,451	—	—
Proceeds from issuance of SAFE agreement included in long-term debt	—	12,000	—
Repurchase of shares	—	(31,342)	—
Proceeds from convertible notes	—	450,000	—
Purchase of capped call options	—	(51,750)	—
Purchase of prepaid forward contract	—	(52,736)	—
Redeemable noncontrolling interest contributions	1,825,000	—	—
Redeemable noncontrolling interest issuance costs	(62,904)	—	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$6,876,826	$874,686	$146,757

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$4,030,114	$91,630	$(11,886)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	123,318	31,688	43,574
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	4,153,432	123,318	31,688
Less: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM DISCONTINUED OPERATIONS	2	—	—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM CONTINUED OPERATIONS	$4,153,430	$123,318	$31,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$263,402	$62,712	$17,782
Income taxes paid	$241	$105	$5
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$—	$20,280	$159,153
Finance right-of-use assets obtained by lease obligation	$25,214	$113,674	$227,047
Property and equipment in accounts payable and accrued liabilities	$556,446	$246,472	$85,019
Extinguishment of non-controlling interest	$—	$—	$9,765
Conversion of debt to common stock	$—	$104,945	$52,060
Conversion of preferred stock to common stock	$875,185	$48,350	$—
Consideration for guarantee of an affiliate's obligations	$2,000	$—	$—
Loss on legal settlement	$—	$—	$2,380
Issuance of warrants, at fair value	$104,705	$136,292	$5,696
Cashless exercise of warrants	$1	$5	$—
Non-cash dividends paid in-kind	$62,726	$—	$—
Acquisition of ChronoScale	$18,110	$—	$—

See accompanying notes to the consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026

1.    Business and Basis of Presentation
Applied Digital Corporation (the “Company”) is a designer, builder, and operator of high-performance, sustainably engineered data centers and colocation services for artificial intelligence, cloud, networking, and blockchain workloads. The Company has two reportable segments. Financial information for each segment is contained in Note 19 - Business Segments. Previously, the Company had three reportable segments as of the fiscal quarter ended February 28, 2026. Following the May 2026 transaction as defined in Note 3 - Business Combination, ChronoScale no longer meets the criteria to be considered a reportable segment as its operating results are managed and evaluated by ChronoScale's Chief Operating Decision Maker ("CODM") rather than the Company's CODM (as described below). All references to “Applied Digital Corporation,” “we,” “us,” “our” or the “Company” mean Applied Digital Corporation and its subsidiaries.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, its subsidiaries and investment products that are consolidated.
The Company evaluates any variable interest entity ("VIE") in which the Company has a variable interest for consolidation. A VIE is an entity in which either (i) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support, or (ii) where, as a group, the holders of the equity investment at risk do not possess any one of the following: (a) the power through voting or similar rights to direct the activities that most significantly impact the entity's economic performance, (b) the obligation to absorb expected losses or the right to receive expected residual returns of the entity, or (c) proportionate voting and economic interests and where substantially all of the entity's activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity has any of these characteristics, it is considered a VIE and is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that has both the power to direct the activities that most significantly impact the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its variable interest holders. A voting interest entity ("VOE") is consolidated when the Company is considered to have a controlling financial interest, which is typically present when the Company owns a majority of the voting interest in an entity or otherwise has the power to govern the financial and operating policies of the entity. See Note 11 - Variable Interest Entities for additional information related to the consolidation of investments. Intercompany accounts and transactions have been eliminated.
2.    Significant Accounting Policies
Significant Accounting Policies and Use of Estimates
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to stock-based compensation, specifically the likelihood of timing and achievement of performance conditions to its performance stock units, contingencies, and those related to the fair value of warrants and the fair value of the redeemable noncontrolling interest. Although these estimates are based on historical facts and various other assumptions that the Company believes are reasonable, actual results could differ from those estimates.
Revenue Recognition
Data Center Hosting Revenue
The Company recognizes revenue associated with its data center hosting in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers ("ASC 606"). The Company provides energized space to customers who locate their hardware within the Company’s co-hosting facility. Performance obligations are achieved simultaneously by providing the hosting environment for the customers’ operations. Customers pay a fixed rate to the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
Company in exchange for a managed hosting environment supported by customer-provided equipment. Revenue is recognized based on the contractual fixed rate, net of any credits for non-performance, over the term of the agreements. Any ancillary revenue for other services is generally recognized at a point in time when the services are complete. Customer contracts include advance payment terms. All advanced service payments are recorded as deferred revenue and are recognized as revenue once the related service is provided.
HPC Hosting Revenue
The Company generates HPC hosting revenue by leasing its properties to customers under operating lease agreements, which are accounted for under ASC 842, Leases (“ASC 842”). The Company recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term if the Company determines it is probable that substantially all of the lease payments will be collected over the lease term. The Company commences recognition of revenue from rentals at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. The excess of rents recognized as revenue over amounts contractually due pursuant to the underlying leases is included in Other assets on the consolidated balance sheets. Rental payments received in excess of revenue recognized are classified as Deferred revenue on the consolidated balance sheets.
Generally, under the terms of the Company's leases, the majority of its rental expenses, including power costs, are recovered from its customers. The Company records amounts reimbursable by customers (“tenant recoveries”) as revenue in the period the applicable expenses are incurred – which is generally on a ratable basis through the term of the lease. The Company accounts for and presents rental revenue and tenant recoveries as a single component under Data center rental and other revenue on the consolidated statements of operations as the timing of recognition is the same, the pattern with which the Company transfers the right of use of the property and related services to the lessee are both on a straight-line basis and its leases qualify as operating leases.
Interconnection services include port and cross-connect services generally provided on terms that align with the respective lease term. The Company bills for these services on a monthly basis and recognize the revenue over the period the service is provided. Revenue for cross-connect installations is generally recognized in the period the cross-connect is installed.
The Company also generates HPC hosting revenue by providing tenant fit-out services including the procurement and installation of customer equipment provided in accordance with the terms of the agreement with the customer. Under these arrangements, the Company is entitled to reimbursement of costs incurred plus a contractual markup. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs which are recognized, with margin, as revenue. The Company recognizes tenant fit-out services revenue as the related procurement and installation services are performed and costs are incurred.
The Company utilizes the practical expedient in ASC 842 that allows it to account for lease and non-lease components associated with each lease as a single lease component recorded within revenue, instead of accounting for such items separately under ASC 606.
The Company began recognizing revenue associated with certain of its data center leases as accounted for under ASC 842 in the second quarter of the current fiscal year. See Note 17 - Leases for further information.
ChronoScale Revenue
Revenue associated with ChronoScale is accounted for under ASC 606. ChronoScale, a VOE consolidated by the Company in accordance with ASC 810, provides managed cloud infrastructure services to customers, such as artificial intelligence and machine learning developers, to help develop their advanced products. Customers pay a fixed rate to ChronoScale in exchange for managed cloud services supported by provided equipment. Revenues are recognized based on the fixed rate, net of any credits for non-performance, over the term of the agreements.
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
For the Fiscal Year Ended May 31, 2026
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
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, customer deposits, amounts due to customer and other current liabilities are considered to be representative of their respective fair values principally due to their short-term maturities.
The carrying values of variable rate borrowings approximate fair value due to the variable nature of the interest rates and the frequency of interest rate resets.
Segments
The Company has identified two reportable segments: data center hosting (“Data Center Hosting Business”) and high-performance compute hosting (“HPC Hosting Business”). These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the CODM, which is the Company’s Chief Executive Officer.
Prior to the May 2026 transaction, the Company identified its Cloud Services Business as a reportable segment. Following the May 2026 transaction, pursuant to which the Cloud Services Business was contributed to Ekso Bionics Holdings, Inc. and became part of ChronoScale, ChronoScale is consolidated in the Company's financial statements; however, it is not an operating or reportable segment because its activities are managed by a separate management team and its operating results are not regularly reviewed by the Company's CODM for purposes of resource allocation and performance assessment.
The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and segment profit (loss), on a consolidated basis and for each of the Company's reportable segments. Operating results by segment include costs or expenses directly attributable to each segment, which include selling, general, and administrative expenses, loss (gain) on classification of held for sale, loss on abandonment of assets, and loss from legal settlement.
The Company does not allocate interest expense, net, gain on change in fair value of derivatives, gain on change in fair value of investments, loss on conversion of debt, loss on change in fair value of debt, loss on change in fair value of related party debt, loss on extinguishment of debt, loss on extinguishment of related party debt, loss on change in fair value of warrants, loss on change in fair value of related party warrants or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.
The Data Center Hosting Business operates data centers to provide energized space to crypto mining customers. Customer-owned hardware is installed in the Company’s facilities and the Company provides operational and maintenance services for a fixed fee.
The Company's HPC Hosting Business designs, constructs, and operates next-generation data centers, which are designed to provide massive computing power and support HPC applications within a cost-effective model.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
Investments in equity securities
The Company’s long-term investments include equity securities without readily determinable fair values and equity securities with readily determinable fair values. These investments are presented within Other assets on the consolidated balance sheets.
Equity securities without readily determinable fair values
The Company invests in equity securities, which are accounted for in accordance with ASC 321, Investments - Equity Securities ("ASC 321"). Equity securities are measured at fair value, with changes in fair value recognized within gain (loss) on change in fair value of investments on the consolidated statement of operations. For equity securities without readily determinable fair values, the Company has elected the measurement alternative, recording these investments at cost minus impairment, adjusted for observable price changes. Quarterly, the Company performs a qualitative assessment for impairment of equity securities without readily determinable fair values. If impairment is indicated, the investment is written down to fair value through earnings.
Equity investments with readily determinable fair values
The Company accounts for certain of its investments in equity securities of publicly traded companies in accordance with ASC 321. The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period within gain on change in fair value of investments on the consolidated statement of operations.
For further discussion of the Company’s investments in equity securities, see Note 7 - Related Party Transactions, Note 9 - Balance Sheet Components, and Note 10 - Derivative Assets.
Redeemable Noncontrolling Interest
The Company determined for the redeemable noncontrolling interest, the initial amount presented in temporary equity should be the initial carrying amount of the redeemable noncontrolling interest pursuant to ASC 805-20-30. Under ASC 805-20-30, noncontrolling interests are initially measured at fair value at the acquisition date. However, as the redeemable noncontrolling interest has embedded features that require bifurcation, the fair value at issuance must be allocated between the components. The Company initially measured the redeemable noncontrolling interest by first allocating the proceeds from the offering to the derivatives and, with the residual net proceeds allocated to the temporary equity classified redeemable noncontrolling interest and the warrants based on their respective relative fair values. The Company will not subsequently remeasure the temporary equity classified redeemable noncontrolling interest until it is probable that the redeemable noncontrolling interest will become redeemable. However, the redeemable noncontrolling interest balance will be adjusted for the attribution of net income or loss of the Subsidiary to the redeemable noncontrolling interest holder as prescribed by ASC 810.
Noncontrolling Interest
The Company accounts for investments in entities where it has control over the entity by consolidating the entities’ assets, liabilities and results of operations and including them in the Company’s consolidated financial statements. The share of the investment not owned by the Company is reflected in noncontrolling interest in the consolidated balance sheets. The Company recognizes the share of net income (loss) not attributable to the Company in net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. Noncontrolling interest represents the portion of equity interests in ChronoScale that is not owned by the Company.
Reclassification
During the quarter ended February 28, 2026, the Company determined that the Cloud Services Business no longer qualified for held-for-sale and discontinued operations accounting after entering into the Contribution and Exchange Agreement with Ekso Bionics Holdings, Inc. ("Ekso"). See Note 3 - Business Combination for further discussion. As a result, the business was reclassified to continuing operations, with its assets and liabilities returned to their respective held-and-used balance sheet line items and prior-period financial statements retrospectively revised to reflect this presentation. In accordance with ASC 360, the Company remeasured the long-lived assets and recorded a $59.7 million loss to adjust the assets to their carrying value as of February 15, 2026, when the held-for-sale criteria were no longer met. The reclassification affected the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
presentation of revenues, earnings, cash flows, assets, and liabilities across all periods presented but did not materially impact previously reported net income, total assets, or equity.
Additionally, the Company reclassified certain prior period amounts in its consolidated balance sheets to conform to the current period presentation. Specifically, certain amounts in “Property and equipment, net” have been classified to “Other assets”. Additionally, amounts previously presented as "Restricted cash - funds for construction" and "restricted cash - letters of credit" have been presented as "Restricted cash". These reclassifications have no impact on total assets or cash flows.
Also during the fiscal year 2026, the Company revised the presentation of revenue and cost of revenue within the consolidated statements of operations to separately present services revenue and cost of revenue and data center rental and other revenue and cost of revenue. Prior period amounts have been reclassified to conform to the current period presentation. These presentation changes had no impact on previously reported total revenue, total cost of revenue, or net loss.
Cash, Cash Equivalents, and Restricted Cash
The Company’s restricted cash balances consisted of debt service reserves and letters of credit secured by cash. The debt service reserves are held in separate accounts and are to be used to fund interest and principal on the Senior Secured Notes (as defined below) during construction. See further discussion in Note 8 - Debt. Additionally, the Company has letters of credit secured by cash totaling $10.5 million and $38.3 million, as of May 31, 2026 and May 31, 2025, respectively, presented on its consolidated balance sheets within restricted cash. The Company is required to keep these balances, which are held in money market funds, in separate accounts for the duration of the letter of credit agreements, which have terms of up to two years. The letters of credit secured by cash were issued in lieu of security deposits. The Company considers the money market funds to be Level 1 which the Company believes approximates fair value.
Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of May 31, 2026 and May 31, 2025 were as follows (in thousands):

	May 31, 2026	May 31, 2025
Cash and cash equivalents	$1,591,988	$43,950
Restricted cash (1)	2,381,027	72,368
Restricted cash included in other assets	180,415	7,000
Total Cash, Cash Equivalents, and Restricted Cash	$4,153,430	$123,318
(1)Presented as restricted cash - funds for construction and restricted cash - letters of credit on the balance sheet in the prior fiscal year.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (see Note 4 - Property and Equipment). Once an asset is identified for retirement or disposition, the related cost and accumulated depreciation or amortization are removed, and a gain or loss is included in earnings. Depreciation expense includes the amortization of assets recorded in association with the Company's leases. Leasehold improvements and assets recorded in association with the Company's leases are amortized over the shorter of the expected lease term or the estimated useful life of the asset. Construction in progress represents assets received but not placed into service as of the fiscal years ended May 31, 2026 and May 31, 2025.
Impairment or Disposal of Long-Lived Assets
The Company's long-lived assets are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company also evaluates the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the Company determines the recoverability of its long-lived assets by comparing the carrying value of its long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
amounts of the long-lived assets over their fair value. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The Company recorded impairment expense on long-lived assets of $0.5 million for the fiscal year ended May 31, 2024. There was no impairment expense on long-lived assets for the fiscal years ended May 31, 2026 and May 31, 2025.
Assets Held For Sale
The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets. As of May 31, 2026, the Ekso business at ChronoScale met the held for sale criteria and was classified as such on the consolidated balance sheet (see Note 6 - Discontinued Operations).
Discontinued Operations
The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. As of May 31, 2026, the Ekso business at ChronoScale was deemed to be discontinued operations due to the disposal group meeting all three criteria (see Note 6 - Discontinued Operations).
Accounts Receivable and Loans Receivable
Accounts receivable are primarily comprised of billed and unbilled receivables for which the Company has an unconditional right to consideration and the performance obligations have been satisfied. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses recognized in accordance with the current expected credit loss ("CECL") model under ASC 326, Financial Instruments - Credit Losses ("ASC 326").
The Company periodically provides financing arrangements to strategic partners and related parties. Loans receivable are recorded at amortized cost, net of an allowance for credit losses recognized in accordance with the CECL model under ASC 326.
The allowance for expected credit losses reflects management’s estimate of lifetime expected credit losses on accounts receivable and loans receivable. The Company bases its estimate on multiple factors, including historical experience with bad debts, the Company's relationship with its counterparties and their credit quality, the aging of respective asset balances, current macroeconomic conditions, and management's reasonable and supportable forecasts of future economic conditions that may affect collectibility. The allowance for credit losses is reassessed each reporting period, with changes in expected credit losses recognized in earnings. The Company writes off accounts receivable and loans receivable in the period when the likelihood of collection of a balance is considered remote.
For the years ended May 31, 2026 and May 31, 2025 there was no allowance for credit losses recorded in the consolidated balance sheets. The amount of current expected credit losses recorded in the consolidated statements of operations was $9.5 million for the year ended May 31, 2025. There was no current expected credit losses recorded for the years ended May 31, 2026 and May 31, 2024. The loss recorded in the year ended May 31, 2025 was due to a trade receivable write-off from a former customer of the Cloud Services Business.
Lessee Accounting
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
At the commencement date of a lease, the Company recognizes a right-of-use asset representing its right to use the underlying asset during the lease term and a lease liability for the present value of the future lease payments. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments.
For operating leases, the Company recognizes fixed lease expense on a straight-line basis over the lease term. For finance leases, the Company recognizes amortization expense on the right-of-use asset and interest expense on the lease liability over the lease term. Variable lease costs are recognized as incurred. Assets and liabilities related to finance leases are presented separately from those relating to operating leases on the consolidated balance sheets. The Company does not record lease contracts with a term of 12 months or less on the consolidated balance sheets.
Stock-based Compensation
The Company measures stock-based compensation cost at fair value on the date of grant for all share-based awards and recognizes compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award. For performance awards without market conditions, the Company begins recognizing expense in the period in which vesting becomes probable. The Company accounts for forfeitures as they occur.
For performance awards with market conditions based on the achievement of specified Company stock price targets, compensation expense is recognized over the requisite service period regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered.
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
ASC Topic 740, Income Taxes, (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.
The Company's policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as components of income tax expense.
Based on the Company’s evaluation, it has been concluded that, other than the uncertain tax position disclosed in the footnotes, there are no additional significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.
For further information on income taxes, see Note 12 - Income Taxes below.
Cash Flows Associated With Derivative Instruments
The Company's derivative instruments primarily consist of embedded derivative features and warrants. Changes in the fair value of derivative instruments are noncash and are included as adjustments to reconcile net loss to net cash provided by (used in) operating activities, as applicable. Cash receipts and payments associated with derivative instruments related to financing transactions are presented within financing activities. See Note 10 - Derivative Assets for further information on the Company's derivative instruments.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and can be applied either prospectively or retrospectively. The Company has adopted this ASU for the fiscal year beginning June 1, 2025, on a prospective basis. The adoption resulted in additional disaggregated tax information.
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. In January 2025, the FASB issued ASU No. 2025-01, which revises the effective date of ASU 2024-03, to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The ASU allows prospective or retrospective application. The Company is currently evaluating the impact of this ASU on its financial statement presentation and disclosures and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This ASU is intended to simplify the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2028.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2028.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). The amendments in this update are to make other incremental improvements to GAAP and facilitate codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on the Company’s consolidated financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.
In April 2026, the FASB issued ASU 2026‑01, Equity (Topic 505): Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock. The ASU provides guidance on the initial measurement of paid‑in‑kind (“PIK”) dividends on equity‑classified preferred stock and does not affect the timing of dividend recognition. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption this ASU may have on the Company's consolidated financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.
3.    Business Combination
On May 5, 2026, the Company, through APLD ChronoScale HoldCo LLC, a wholly owned subsidiary, (“Contributor”), completed a transaction pursuant to which Contributor contributed 100% of the equity interests of Applied Digital Cloud (“Cloud”) to Ekso Bionics Holdings, Inc. (“Ekso”), a publicly traded company, in exchange for shares of Ekso common stock (the "May 2026 transaction"). Although Ekso was the legal acquirer, Cloud was identified as the accounting acquirer and the transaction was accounted for as a reverse acquisition under ASC 805, Business Combinations. Following the closing of the transaction, Ekso was renamed ChronoScale Corporation (“ChronoScale”).
As a result of the transaction, at closing, the Company owned approximately 97% of ChronoScale’s outstanding common stock, and legacy Ekso shareholders retained approximately 3% (before giving effect to any dilution from new investments) which represents a noncontrolling interest in ChronoScale.
As the transaction was accounted for as a reverse acquisition, the consideration transferred was measured based on the number of equity interests Cloud would have had to issue to provide legacy Ekso shareholders with the same percentage ownership interest in the combined company that resulted from the transaction. The fair value of the consideration transferred was approximately $57.6 million, based on 4,357,026 equity interests valued at Ekso's closing share price of $13.22 per share on the acquisition date. The consideration was entirely in the form of equity.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash and cash equivalents	$13,492
Accounts receivable, net of allowance for doubtful accounts	4,125
Inventory	4,562
Prepaid expenses	1,150
Property and equipment, net	1,086
Operating lease right-of-use assets, net	315
Intangible assets, net	10,950
Other assets	369
Total assets acquired	$36,049

Accounts payable	$(281)
Accrued expenses	(5,055)
Deferred revenues	(1,400)
Operating lease liabilities	(321)
Debt, current	(3,346)
Deferred revenues non-current	(1,288)
Debt, non-current	(464)
Operating lease liabilities, non-current	(114)
Other non-current liabilities	(3,305)
Total liabilities assumed	$(15,574)

Total identifiable net assets	$20,475
Less: Cash acquired through PIPE (defined below)	(15,000)
Fair value of net assets acquired	5,475
Less: Impairment for assets held for sale (see Note 6 - Discontinued Operations)	2,365
Fair value less costs to sell	$3,110

Total consideration transferred	$57,623
Less: Fair value less costs to sell	3,110
Goodwill	$54,513
The fair value of acquired accounts receivable was approximately $4.1 million as of the acquisition date. ChronoScale expects to collect substantially all acquired receivables.
The fair value of acquired intangible assets consists of Ekso's developed technology and trade name. The valuations of the developed technology and trade name were performed by a third-party valuation specialist using the relief-from-royalty method. Acquired intangible assets are amortized over the estimated useful lives on a straight-line basis.
In connection with the transaction, ChronoScale arranged a private investment in public equity (“PIPE”), which refers to a private placement of ChronoScale’s equity to select investors concurrent with closing. Pursuant to the PIPE Agreement, ChronoScale agreed to issue and sell 1,311,407 shares of its common stock to Contributor at a price of $12.01 per share, resulting in aggregate gross proceeds of approximately $15.7 million, net of $0.8 million in offering costs.
The business combination resulted in the recognition of goodwill of approximately $54.5 million, which is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired. The goodwill is primarily attributed to the expected operational synergies, assembled workforce, public company platform benefits, and other intangible benefits that do not qualify for separate recognition. The goodwill was assigned to ChronoScale, which was expected to benefit from the synergies of the acquisition. As of May 31, 2026, ChronoScale was not a separate reportable

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
segment under ASC 280, although the Cloud Business had previously been presented as a reportable segment. The assigned goodwill is included within the reporting unit used for goodwill impairment testing. The Company expects that $0.5 million of goodwill will be deductible for tax purposes.
The acquisition-date fair value of the noncontrolling interest was approximately $4.6 million, based on the equity interests retained by legacy Ekso shareholders and Ekso's closing share price of $13.22 per share on the acquisition date. The noncontrolling interest is presented as a separate component of permanent equity in the Company’s consolidated balance sheet.
Acquisition-related costs in connection with the transaction, including legal, accounting, valuation, and other professional fees of $5.3 million were expensed as incurred and are not included as a component of consideration transferred. Total transaction costs incurred were approximately $5.3 million.
The following unaudited pro forma financial information presents the combined results of operations as if the acquisition had occurred on June 1, 2024. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of that date, nor is it intended to project future results.

	Fiscal Year Ended
	May 31, 2026	May 31, 2025
Revenue	$623,068	$243,220
Net loss	$(203,175)	$(245,278)
The unaudited pro forma results include adjustments directly attributable to the acquisition, including amortization of acquired intangible assets and the related income tax effects. No additional earnings per share impacts were identified other than the impact of amortization of acquired intangible assets.
4.    Property and Equipment
Property and equipment, net consisted of the following as of May 31, 2026 and 2025 (in thousands):

	Estimated Useful Life	May 31, 2026	May 31, 2025
Networking equipment, electrical equipment, and software	3 years - 5 years	$38,669	$33,611
Mechanical infrastructure	20 years	71,939	—
Electrical infrastructure	15 years	104,491	—
Electric generation and transformers	15 years - 30 years	188,110	9,914
Land and building
Building	39 years	279,308	109,672
Building improvements	15 years - 25 years	682,348	—
Land		59,713	20,047
Land improvements	15 years	43,786	1,423
Leasehold improvements	3 years - 7 years	1,142	1,142
Construction in progress		2,776,232	1,090,587
Other equipment and fixtures	5 years - 10 years	68,128	12,447
Total cost of property and equipment		4,313,866	1,278,843
Accumulated depreciation		(77,566)	(26,556)
Property and equipment, net		$4,236,300	$1,252,287
Depreciation expense totaled $48.5 million, $12.5 million, and $15.8 million for the fiscal years ended May 31, 2026, 2025, and 2024, respectively.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
5.    Revenue
Below is a summary of the Company’s total revenue concentration by major customer for the fiscal years ended May 31, 2026, 2025, and 2024:

	May 31, 2026	May 31, 2025	May 31, 2024
Customer A	59%	—%	—%
Customer B	25%	59%	62%
Customer C	12%	28%	—%
Customer D	—%	—%	12%
Deferred Revenue
Changes in the Company's deferred revenue balances for the fiscal years ended May 31, 2026 and May 31, 2025, respectively, are shown in the following table (in thousands):

	May 31, 2026	May 31, 2025
Balance, beginning of period	$3,594	$39,366
Advance billings	487,454	184,685
Revenue recognized	(487,204)	(228,371)
Other adjustments	822	7,914
Balance, end of period	$4,666	$3,594
Unbilled Receivables
Changes in the Company's unbilled receivables balances, which are captured in the consolidated balance sheets in accounts receivable for the fiscal years ended May 31, 2026 and May 31, 2025, respectively, are shown in the following table (in thousands):

	May 31, 2026	May 31, 2025
Balance, beginning of period	$—	$—
Billings	(81,342)	—
Revenue recognized	124,491	—
Balance, end of period	$43,149	$—
Customer Deposits
Changes in the Company's customer deposits balances for the years ended May 31, 2026 and 2025, respectively, are shown in the following table (in thousands):

	May 31, 2026	May 31, 2025
Balance, beginning of period	$16,125	$15,367
Customer deposits received	627	5,698
Customer deposits refunded	—	(3,373)
Customer deposits applied	—	(1,567)
Balance, end of period	$16,752	$16,125
6.     Discontinued Operations
During the year ended May 31, 2026, the Board of Directors of ChronoScale committed to a plan to divest its wholly owned subsidiary, Ekso Bionics, Inc., a Delaware corporation (“Ekso”) which had not previously been announced as being held for sale, and to focus ChronoScale's operations solely on its cloud services business. As such, legacy Ekso met the criteria to be classified as "held for sale" on the consolidated balance sheets. Therefore, upon consolidation, the Company reported Ekso's operations as discontinued operations in its consolidated statements of operations for the fiscal year ended May 31, 2026 in accordance with ASC 205-20, Discontinued Operations. ChronoScale expects to complete the divestiture of the Ekso business within 12 months from the date it met the held-for-sale criteria.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
The financial results of Ekso are presented as net loss from discontinued operations on the consolidated statements of operations. The following table presents the major components of the financial results of Ekso for the periods presented (in thousands):

Fiscal Year Ended
May 31, 2026
Revenue	$385
Cost of revenues	302
Selling, general and administrative	1,108
Operating loss from discontinued operations	(1,025)
Interest income	5
Net loss from discontinued operations before income tax expense	(1,020)
Income tax expense	—
Net loss from discontinued operations	$(1,020)
As of May 31, 2026, the assets and liabilities of Ekso are classified as current in the consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as held for sale on the consolidated balance sheets for the periods presented (in thousands):

Fiscal Year Ended
May 31, 2026
Assets:
Cash and cash equivalents	$2
Accounts receivable	3,914
Prepaid expenses and other current assets	5,604
Property and equipment, net	1,084
Operating lease right of use asset, net	284
Intangible assets	10,950
Other assets	368
Less: Impairment on assets held for sale	$(2,365)
Total current assets held for sale	$19,841

Liabilities:
Accounts payable	263
Accrued liabilities	4,205
Current portion of operating lease liability	290
Current deferred revenue	1,334
Long-term deferred revenue	1,229
Long-term portion of operating lease liability	105
Total current liabilities held for sale	$7,426
The following table summarizes the net cash flows from discontinued operations of Ekso for the year ended May 31, 2026 (in thousands):

Fiscal Year Ended
May 31, 2026
Net cash used in operating activities - discontinued operations	$(1,705)
Net cash used in investing activities - discontinued operations	$—

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
7.    Related Party Transactions
Related Party Revenue
Related party revenue consisted of revenue from two customers, Customer E and Customer F, neither of which is currently a customer of the Company. The following table illustrates related party revenue for the fiscal years ended May 31, 2026, 2025, and 2024 (in thousands):

	May 31, 2026	May 31, 2025	May 31, 2024
Customer E	$—	$1,244	$8,005
Customer F	$—	$682	$6,756
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
Base Electron
Base Electron Corp., a Nevada corporation, (“Base Electron”) is an independent power producer owned and managed by a combination of third parties, as well as certain officers and directors of the Company acting in their individual capacities, for the purpose of developing stabilized power generation and infrastructure to support the broader AI industry. Base Electron is considered a VIE under ASC 810; however, the Company does not consolidate Base Electron as the Company is not the primary beneficiary. See Note 11 - Variable Interest Entities for further discussion.
On February 1, 2026 the Company and Base Electron entered into the Intercompany Administrative Services Agreement (the "Intercompany Agreement"). Under the Intercompany Agreement, the Company may provide, at Base Electron's request, certain administrative services in an advisory capacity, while all strategic, operational, investment, financing, and governance decisions remain exclusively with Base Electron. The costs for services provided are calculated under the services cost method, as described in Treasury Regulation Section 1.482-9(b), in order to determine the applicable arm's length charges. The amount of services provided during the fiscal year ended May 31, 2026 were immaterial.
The Company was party to a Guarantee (the “Guarantee”) in favor of The Babcock & Wilcox Company (“B&W”), pursuant to which it had agreed to unconditionally and irrevocably guarantee the full and timely performance by Base Electron, of its obligations under a Design-Build Agreement, dated February 26, 2026, by and between Base Electron and B&W (the “Design-Build Agreement”). The Design-Build Agreement contemplates the engineering, procurement, construction and commissioning of a power generation facility with an expected nameplate capacity of approximately 1.2 GW anticipated to expand power and capacity supplied to the grid and utility customers in the Midcontinent Independent System Operator (“MISO”) region.
Following Base Electron's entry into the Design-Build Agreement and assuming all of the obligations thereunder in lieu of the Company, on March 18, 2026, the Company entered into the Partial Assignment and Assumption Agreement (the "Assignment Agreement") with Base Electron, B&W Enterprises, and B&W, pursuant to which the Company assigned to Base Electron its right to purchase an aggregate of 5,230,000 shares of common stock of B&W Enterprises. In connection therewith, B&W Enterprises issued a common stock purchase warrant with respect to such shares directly to Base Electron (the "Base Warrant").
In connection with the Assignment Agreement, on March 18, 2026, the Company entered into the Amendment and Joinder to Registration Rights Agreement with Base Electron and B&W Enterprises, whereby the Company became a party to that certain Registration Rights Agreement, dated November 4, 2025, by and between the Company and B&W Enterprises. Pursuant to the Amendment and Joinder, B&W Enterprises agreed to register the resale of the shares of its common stock issuable upon exercise of the Warrant.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
In connection with and as partial consideration for the Company’s entry into the Guarantee, Base Electron issued to the Company approximately 10% of Base Electron’s outstanding equity. The investment in Base Electron will be accounted for at cost under ASC 321 as it is an equity security without a readily determinable fair value and will be evaluated quarterly for impairment indicators. There were no impairment indicators during the fiscal year ended May 31, 2026. As of May 31, 2026, the Company determined the fair value of the investment was $2.0 million, which was recorded as an Other asset on the consolidated balance sheets and a Gain on change in fair value of investment on the consolidated statements of operations.
Base Electron Demand Grid Promissory Note
On April 16, 2026, Base Electron entered into a promissory note with the Company (the "Demand Grid Promissory Note") for a principal sum of $15.9 million. The Demand Grid Promissory shall bear interest on the unpaid principal balance hereof at a rate equal to the Applicable Rate (defined below), compounded semi-annually as of the end of each six-calendar-month period (or portion thereof) ending June 30 or December 31, as the case may be (a “Semi-Annual Period”), and computed on the basis of the actual number of days elapsed in such Semi-Annual Period (or portion thereof), until the Lender shall, in its discretion, demand payment of the principal amount hereof and all accrued interest thereon. The “Applicable Rate” with respect to any Semi-Annual Period (or portion thereof) during which this note is outstanding shall be the short-term Applicable Federal Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended) in effect for the first month of that Semi-Annual Period (i.e., January or July, as the case may be), compounded semiannually.
On May 27, 2026, the Demand Grid Promissory Note was amended (the "Amended and Restated Demand Grid Promissory Note") to increase the aggregate amount of future advances, not to exceed $50.0 million. On May 29, 2026, the Demand Grid Promissory Note was further amended (the "Second Amended and Restated Demand Grid Promissory Note") to increase the aggregate amount of future advances, not to exceed $100.0 million.
On May 29, 2026, the Guarantee was terminated, effective upon payment of $37.0 million by the Company on behalf of Base Electron which was added to the Second Amended and Restated Demand Grid Promissory Note. As such, the Company recorded a related party loan receivable which is included within Prepaid expenses and other current assets on the consolidated balance sheets.
As of May 31, 2026, the balance of the Demand Grid Promissory Note was $58.6 million, which was recorded as a related party loan receivable and presented within Prepaid expense and other current assets on the consolidated balance sheets. During the fiscal year ended May 31, 2026, approximately $0.1 million of interest income was recognized.
Other Related Party Transactions
Related party transactions included within selling, general and administrative expense on the consolidated statement of operations include the following:
•consulting costs of $0.3 million during the fiscal year ended May 31, 2024, were incurred with a company owned by a family member of the Company’s former Chief Administrative Officer.
•software license fees of $0.3 million, $0.3 million, and $0.2 million during the fiscal years ended May 31, 2026, May 31, 2025, and May 31, 2024, respectively, were incurred with a company whose chairman is also a member of the Company’s Board of Directors.
•consulting fees of $43.3 thousand during the fiscal year ended May 31, 2024 were incurred with a former member of the Company's Board of Directors for sales consulting work.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
8.    Debt
Long-term debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	May 31, 2026	May 31, 2025
2030 Senior Secured Notes	9.25%	December 2030	$2,350,000	$—
2031 Senior Secured Notes	6.75%	March 2031	2,150,000	—
Convertible Notes, senior unsecured (1)	2.75%	June 2030	450,000	450,000
Bridge Facility	See below	April 2027	300,000	—
SMBC Loan (2)	See below	August 2026	—	375,000
Starion Ellendale Loan (3)	7.48%	February 2028	8,108	12,283
Cornerstone Bank Loan (4)	8.59%	March 2029	9,910	12,866
Starion Term Loan (5)	6.50%	July 2027	3,900	7,061
Other debt (6)			34,762	12,275
Deferred financing costs, net of amortization			(330,742)	(181,329)
Less: Current portion of debt			(16,422)	(10,331)
Long-term debt, net			$4,959,516	$677,825
(1)The net carrying amount of the Convertible Notes was $276.0 million and $273.3 million and the remaining unamortized deferred financing costs related to the issuance was $174.0 million and $176.7 million, each as of May 31, 2026 and May 31, 2025, respectively.
(2)The SMBC Loan was guaranteed by APLD HPC TopCo LLC, a wholly-owned subsidiary of the Company, and was secured by a continuing security interest in all of the membership interests of the borrower, APLD HPC Holdings LLC, including a mortgage on certain properties as defined in the collateral agency, security and depositary agreement. During the year ended May 31, 2026, concurrent with the closing of the 2030 Notes Offering (see below), the Company repaid in full the aggregate principal balance plus accrued interest. As of May 31, 2025, there were $4.4 million of unamortized deferred financing costs. The average SOFR plus the applicable margin for the fiscal year ended May 31, 2025 was 7.82%.
(3)The Starion Ellendale Loan incurred by APLD ELN-01 LLC, a wholly-owned subsidiary of the Company, is guaranteed by the Company and is secured by substantially all of the assets of APLD ELN-01. APLD ELN-01 LLC is subject to a debt service coverage ratio and is in compliance as of May 31, 2026
(4)The Cornerstone Bank Loan incurred by APLD GPU-01, LLC, a wholly owned subsidiary of the Company, is guaranteed by the Company, APLD Hosting, and Sai Computing, LLC and is secured by substantially all assets of APLD GPU-01 including, among other things, APLD GPU-01’s interest in electrical services agreements, and the Company’s interest in the various terms of service agreements for HPC based systems related to AI Cloud Computing Services, which are to be serviced at the Jamestown hosting facility.
(5)The Starion Term Loan incurred by APLD Hosting, LLC, a wholly-owned subsidiary of the Company, is guaranteed by the Company and is secured by substantially all of the assets of APLD Hosting, and its interests in the master hosting agreements and electric services agreements related to the Jamestown hosting facility. APLD Hosting is subject to customary covenants, representations and warranties and events of default. APLD Hosting is subject to a debt service coverage ratio and is in compliance as of May 31, 2026.
(6)Inclusive in this number are two promissory notes the Company entered into during the second fiscal quarter of 2026 for a total of approximately $18.5 million, as well as $12.0 million of proceeds from the issuance of two SAFE agreements which are classified as liabilities.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
Interest Expense
Interest and related amortization of debt issuance costs and discounts recognized during construction projects are capitalized and included in the cost of project. Interest expense, net of amounts capitalized, recognized for the years ended May 31, 2026, May 31, 2025, and May 31, 2024 consisted of the following (in thousands):

	May 31, 2026	May 31, 2025	May 31, 2024
Interest expense	$85,259	$35,261	$23,448
Interest expense - related party	—	—	5,000
Interest income (1)	(55,743)	(3,122)	(931)
Interest expense, net	29,516	32,139	27,517
Interest capitalized	39,574	57,171	—
Total interest charges incurred	$69,090	$89,310	$27,517
(1)For the fiscal year ended May 31, 2026, amount includes related party interest income of $0.1 million.
Below is the weighted-average interest rate for the Company's term loans:

	May 31, 2026	May 31, 2025
Weighted-average interest rate	7.1%	1.7%
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of May 31, 2026 (in thousands):

FY27	$16,591
FY28	196,648
FY29	290,798
FY30	295,689
FY31	4,194,954
Thereafter (1)	312,000
Total	$5,306,680
(1)Includes $12.0 million of proceeds from the issuance of two SAFE agreements, which are classified as liabilities.
Debt Fair Value Measurements
The carrying value of the Company's variable rate borrowings, the Bridge Facility and SMBC Loan, approximate fair value at May 31, 2026 and May 31, 2025, as applicable, each balance sheet date due to the variable nature of the interest rates and the short period between interest rate resets.
The Company has determined the fair value of its 2030 Senior Secured Notes and the 2031 Senior Secured Notes to be approximately $2.5 billion and $2.2 billion, respectively, as of May 31, 2026 using level 1 inputs. The Company has determined the fair value of its fixed rate term loans $22.4 million, in aggregate, and $31.9 million, in aggregate, as of May 31, 2026 and May 31, 2025, respectively, based on discounted cash flow analysis, which uses Level 3 inputs. The Company has determined the fair value of its Convertible Notes, senior unsecured to be $392.9 million and $341.7 million as of May 31, 2026 and May 31, 2025, respectively, based on discounted cash flow analysis, which uses Level 3 inputs.
Letters of Credit
As of May 31, 2026 and May 31, 2025, the Company had letters of credit secured by cash totaling $10.5 million and $38.3 million, respectively. The Company is required to keep these balances in separate accounts for the duration of the letter of credit agreements. The Company presents all restricted cash amounts with letter of credit terms of 12 months or less within

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
the Restricted Cash caption within current assets and any amounts with related letter of credit terms of over 12 months in Other Assets.
MEC Promissory Note
On September 9, 2025, a subsidiary of the Company, APLD FAR-01 LLC ("APLD FAR-01"), entered into a promissory note (the “MEC Promissory Note”) with Macquarie Equipment Capital, Inc., a Delaware corporation (“MEC”). The MEC Promissory Note provided for an initial principal sum of $50 million (the “MEC Loan”), which was drawn on the Closing Date.
The MEC Loan bore interest at 8.0% per annum. From the Closing Date and for the succeeding twelve months (the “PIK Period”), accrued interest was to be paid in kind, with such payment in kind being capitalized to principal monthly and at such other times as specified in the MEC Promissory Note. After the PIK Period, accrued interest was to be paid in cash in certain circumstances. The MEC Promissory Note was to mature on the earliest of (i) the date of acceleration of the MEC Loan, (ii) February 1, 2026, if the 200 MW Lease Execution (as defined therein) has not occurred on or before October 31, 2025, or (iii) September 9, 2027.
The MEC Loan could be accelerated and APLD FAR-01 required to prepay the full outstanding principal balance of the MEC Promissory Note, together with accrued interest to the date of prepayment on the principal amount prepaid and any other amounts then due and payable, upon the occurrence of any of the following conditions: (a) a Change of Control (as defined therein), (b) within ninety (90) days following the occurrence of the 200 MW Lease Execution, and (c) within thirty (30) days following a Qualifying Preference Share Issuance (as defined therein).
APLD FAR-01 may voluntarily prepay all or part of the MEC Promissory Note at any time with no less than three (3) business days’ notice with accrued interest to the date of prepayment on the principal amount prepaid, so long as, with respect to the portion of the MEC Loan then being prepaid, in each case, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals or exceeds 1.10 to 1.00. The same 1.10x return hurdle applied to repayment at maturity. Amounts repaid under the MEC Promissory Note are not available to be re-borrowed.
Proceeds of the MEC Loan under the MEC Promissory Note were used, in part, to (i) pay transaction costs, (ii) pay transaction expenses in connection with the Note Documents (as defined therein), (iii) fund the purchase of the financed properties located on the Company’s campus in Harwood, ND (“Polaris Forge 2”), including all associated closing costs, title fees, and legal expenses, (iv) finance improvements to the Polaris Forge 2 properties, (v) fund the purchase of the Transformers (as defined therein) and other equipment expected to be installed and used for the improvements of the Polaris Forge 2 properties, (v) to pay any other costs, fees, expenses, or amounts related to or in connection with the development and construction of Polaris Forge 2, and (vi) for general corporate working capital purposes.
In connection with the MEC Loan, (i) APLD FAR-01, APLD FAR Holdings LLC, a Delaware limited liability company ("APLD FAR Holdings"), as parent of APLD FAR-01, and APLD FAR-02 LLC, a Delaware limited liability company ("APLD FAR-02"), as a subsidiary of APLD FAR Holdings, entered into a guarantee and collateral agreement, as grantors thereunder, in favor of the Lender (the “Guarantee and Collateral Agreement”).
On November 28, 2025, APLD FAR-01 repaid MEC Promissory Note in full, including all outstanding and unpaid principal, accrued interest, and rate of return. As a result, the accrued interest and rate of return on the MEC Promissory Note of $1.4 million was capitalized to CIP commensurate with the use of proceeds associated with construction.
2025 Revolving Credit Facility
On November 10, 2025, the Company entered into a loan and security agreement with First National Bank of Omaha, pursuant to which the lender agreed to make one or more revolving loans, and issue letters of credit, from time to time to the Company in an aggregate principal amount of $65 million (the “2025 Revolving Credit Facility”). Amounts borrowed and repaid are available for future borrowing. Interest accrues on the outstanding balance at a rate of SOFR plus 2.75% per annum. Additionally, there is an unused facility fee of 0.35% per annum based on the daily average unused amount, payable quarterly in arrears at the end of each quarter. The loan is secured by all of the Company’s (but none of its subsidiaries’) assets. On May 29, 2026, the 2025 Revolving Credit Facility was modified and the standby letters of credit transferred when the Company and certain of its subsidiaries entered into the 2026 Revolving Credit Facility (as discussed below).

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
9.250% Senior Secured Notes due 2030
On November 20, 2025, the Company's subsidiary APLD ComputeCo LLC (“APLD ComputeCo”) closed a $2.35 billion offering (the "2030 9.250% Notes Offering") of 9.25% Senior Secured Notes due 2030 (the “2030 9.250% Notes”). The 2030 9.250% Notes were sold pursuant to the terms of a purchase agreement, dated as of November 13, 2025 and as amended thereafter, entered into by and among APLD ComputeCo, the subsidiary guarantors party thereto (the “Subsidiary Guarantors”) and Morgan Stanley & Co. LLC as the representative (the “Representative”) of the several initial purchasers (the “Initial Purchasers”) in a Rule 144A/Regulation S offering.
The 2030 9.250% Notes were issued at a price equal to 97% of their aggregate principal amount APLD ComputeCo intends to use the net proceeds from the offering to fund a portion of the construction and associated expenses of its 100 MW and 150 MW data centers, ELN-02 and ELN-03, respectively (the “Ellendale Facilities”), at the Company’s 400MW Ellendale, North Dakota campus (“Polaris Forge 1”), repay the aggregate principal balance plus any accrued and unpaid interest under the SMBC Loan, fund debt service reserves, and pay transaction expenses.
Also on November 20, 2025, APLD ComputeCo, APLD HPC Holdings 2 LLC (the direct parent of APLD ComputeCo) and the Subsidiary Guarantors entered into an indenture (the “2030 9.250% Notes Indenture”) with respect to the 2030 9.250% Notes with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The 2030 9.250% Notes are senior secured obligations of APLD ComputeCo and bear interest at a rate of 9.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2026. The 2030 9.250% Notes will mature on December 15, 2030, unless earlier redeemed or repurchased in accordance with their terms. The principal amount of the 2030 9.250% Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, beginning on December 15, 2027, in amounts set forth in the 2030 9.250% Notes Indenture. Required amortization shall be subject to adjustment in case of partial redemption or repurchase or, in certain circumstances, the issuance of additional notes.
On or after December 15, 2027, APLD ComputeCo may redeem the 2030 9.250% Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the 2030 9.250% Notes Indenture. Prior to December 15, 2027, APLD ComputeCo may redeem the 2030 9.250% Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2030 9.250% Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to December 15, 2027, the APLD ComputeCo may redeem up to 40% of the aggregate principal amount of the 2030 9.250% Notes in an amount not to exceed the amount of the proceeds of certain equity offerings, at the redemption price set forth in the 2030 9.250% Notes Indenture, plus accrued and unpaid interest.
The 2030 9.250% Notes Indenture limits the ability of APLD ComputeCo and the Subsidiary Guarantors to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; (iii) make certain investments; (iv) create or incur liens; (v) consummate certain asset sales; (vi) enter into sale and lease back transactions; (vii) hold assets or conduct operations unrelated to the operation of the Ellendale Facilities and certain additional projects; (viii) engage in certain transactions with its affiliates; and (ix) merge, consolidate or transfer or sell all or substantially all of its assets. These covenants are subject to a number of important qualifications and exceptions as set forth in the 2030 9.250% Notes Indenture. Additionally, upon the occurrence of specified change of control events, APLD ComputeCo must offer to repurchase the 2030 9.250% Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The 2030 9.250% Notes Indenture also provides for customary events of default.
The Company will provide a customary completion guarantee with respect to each Project (as defined in the 2030 9.250% Notes Indenture) related to the Ellendale Facilities, which will require the Company to provide APLD ComputeCo funds as necessary to ensure the achievement of the applicable Commencement Date (as defined in the 2030 9.250% Notes Indenture) under the respective data center lease in the event that the proceeds of the 2030 9.250% Notes and the available funds (including previous equity contributions from the Company) are insufficient to do so.
As of May 31, 2026, remaining unamortized deferred financing costs related to the issuance of the loan was $6.1 million.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
DevCo Facility
On December 18, 2025, a subsidiary of the Company APLD DevCo LLC (the “Borrower”) entered into an ongoing credit arrangement with MEC (as defined above), for the purposes of funding the initial sourcing, planning, development and construction costs associated with a new data center project (the “DevCo Facility”) and other potential projects.
The DevCo Facility is evidenced by, among other documents, that certain Promissory Note (as amended, the “DevCo Promissory Note”) executed by APLD DevCo in favor of MEC. The DevCo Promissory Note provides for a principal sum of (a) $45 million (the “First Draw”), which was drawn on the Initial Closing Date, plus (b) $40 million (the “Second Draw”) which was drawn on February 24, 2026, plus (c) $15 million (the “Third Draw,”, and, together with the First Draw and the Second Draw, collectively, the “Initial Loan” and each, individually, a “Draw”), with the Third Draw to be funded upon APLD DevCo’s request at any time after the Initial Closing Date subject to satisfaction of or waiver by MEC of certain conditions precedent on or prior to the Third Draw, plus (d) the principal sum of any Additional Loans (as defined below, and, together with the Initial Loan, the “DevCo Loan”), if applicable, made by MEC (at the mutual consent of the APLD DevCo and MEC).
In addition, the DevCo Promissory Note provides for, upon request of APLD DevCo occurring prior to the Maturity Date (as defined below), (a) rolling over of the outstanding principal balance of the DevCo Loan from time to time into one or more loans for one or more new projects (such rollovers, the “Rollover Loans”), or (b) increasing the size of the existing DevCo Loan by advancing new loans to APLD DevCo (such loans, the “Additional Loans”), in either case, for the purpose of financing development activities at new or existing data center projects at direct or indirect, wholly owned domestic subsidiaries of APLD DevCo, each of which shall become a guarantor with respect to such Additional Loans or Rollover Loans, as applicable, subject to the prior written approval of MEC (in its sole discretion) and the satisfaction of the conditions specified by MEC.
Each Draw is fully committed, but any Additional Loans or Rollover Loans made by MEC under the DevCo Promissory Note would be on an uncommitted, discretionary basis (with no specified maximum borrowing limit for any Additional Loans or Rollover Loans).
The DevCo Loan shall bear interest at 8.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case, the Secured Obligations (as defined therein) shall bear interest at the sum of 8.0% per annum plus an additional 1.50% per month (the “Post-Default Rate”).
APLD DevCo may voluntarily prepay all or part of the DevCo Promissory Note at any time with no less than three (3) business days’ notice with accrued interest to the date of prepayment on the principal amount prepaid, so long as, (a) with respect to the amount outstanding under the First Draw, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals 1.25 to 1.00; provided that, such rate of return shall be reduced to (i) on or prior to the date that is four (4) months after the date on which the First Draw is funded, 1.06:1.00 or (ii) after the date that is four (4) months after the date on which the First Draw is funded but prior to the date that is twelve (12) months after the date on which the First Draw is funded, 1.10:1.00; (b) with respect to the amount outstanding under the Second Draw, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return that equals 1.25 to 1.00; provided that, (x) if the Second Draw is funded within six (6) months of the date on which the First Draw is funded, and the prepayment occurs at any time thereafter, such rate of return shall be reduced to (i) on or prior to the date that is four (4) months after the date on which the Second Draw is funded, 1.06:1.00 or (ii) after the date that is four (4) months after the date on which the Second Draw is funded but prior to the date that is twelve (12) months after the date on which the Second Draw is funded, 1.10:1.00 and (y) if the Second Draw is funded more than within six (6) months after the date on which the First Draw is funded, and such prepayment occurs at any time thereafter, such rate of return shall be reduced to, after the date that is six (6) months after the date on which the First Draw is funded but prior to the date that is twelve (12) months after the date on which the First Draw is funded, 1.10:1.00; and (c) with respect to the amount outstanding under the Rollover Loans (as defined below) or any Additional Loans, such prepayment is accompanied by the payment of amounts sufficient to achieve a rate of return on capital as determined by mutual agreement of MEC and APLD DevCo. The same return hurdles apply to repayment at maturity.
The DevCo Loan matures on the earliest of (i) the date of acceleration of the DevCo Loan, (ii) July 18, 2026, if the Initial Lease Execution (as defined therein) has not occurred on or before April 18, 2026, or (iii) December 18, 2027 (the “Maturity Date”). Proceeds from the Loan were used, in part, to (i) pay transaction expenses, and (ii) fund the purchase,

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
development and improvement of, and the purchase of equipment for, the Company’s latest new project under development.
In connection with the DevCo Loan, (i) APLD Intermediate HoldCo LLC, a Delaware limited liability company, as direct parent of APLD DevCo (“Intermediate Holdings”), APLD DevCo, and APLD DevCo’s subsidiaries have entered into a guarantee and collateral agreement, as grantors thereunder, in favor of MEC (the “Guarantee and Collateral Agreement”), and (ii) the Company has entered into a parent guarantee in favor of MEC to guarantee the obligations of the Note Parties under the DevCo Promissory Note.
On May 29, 2026, the Company repaid the DevCo Loan in full, including all outstanding and unpaid principal, accrued interest, and rate of return. As a result, the accrued interest and rate of return on the Loan of $9.4 million was capitalized to CIP commensurate with the use of proceeds associated with construction.
6.750% Senior Secured Notes due 2031
On March 10, 2026, the Company's subsidiary APLD ComputeCo 2 LLC ("APLD ComputeCo 2"), completed a private offering of 6.750% Senior Secured Notes due 2031 (the “2031 6.750% Notes”). The 2031 6.750% Notes were sold pursuant to the terms of a purchase agreement, dates as of March 3, 2026, entered into by and among APLD ComputeCo 2, the subsidiary guarantors thereto and Goldman Sachs & Co. LLC, as representative (the "Representative") of the several initial purchasers (the "Initial Purchasers") in a Rule 144A/Regulation S offering. The aggregate principal amount of Notes sold in the offering was $2.15 billion.
The 2031 6.750% Notes were issued at a price equal to approximately 98% of their aggregate principal amount. The gross proceeds from the offering were deposited into escrow pursuant to an escrow agreement (the “Escrow Agreement”). On June 18, 2026, the escrow release conditions were satisfied and the funds were released to the Issuer. APLD ComputeCo 2 intends to use the net proceeds from the offering to fund a portion of the construction and associated expenses of its data center projects (the “Projects”), fund debt service reserves, and pay transaction expenses. If the escrow release conditions are not satisfied by the specified outside date, APLD ComputeCo 2 will be required to redeem the 2031 6.750% Notes pursuant to a special mandatory redemption provision.
Also on March 10, 2026, APLD ComputeCo 2, its direct parent and the subsidiary guarantors entered into an indenture for the 2031 6.750% Notes (the “2031 6.750% Notes Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), governing the 2031 6.750% Notes. The 2031 6.750% Notes are senior secured obligations of APLD ComputeCo 2 and bear interest at a rate of 6.750% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The 2031 6.750% Notes will mature on March 15, 2031, unless earlier redeemed or repurchased in accordance with their terms.
The principal amount of the 2031 6.750% Notes will amortize on a semi-annual basis beginning after the final commencement date of the Projects, in amounts set forth in the 2031 6.750% Notes Indenture. Required amortization shall be subject to adjustment in the case of partial redemption or repurchase or, in certain circumstances, the issuance of additional notes.
On or after March 15, 2028, APLD ComputeCo 2 may redeem the 2031 6.750% Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the 2031 6.750% Notes Indenture. Prior to March 15, 2028, APLD ComputeCo 2 may redeem the 2031 6.750% Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2031 6.750% Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, prior to March 15, 2028, APLD ComputeCo 2 may redeem up to 40% of the aggregate principal amount of the 2031 6.750% Notes with the proceeds of certain equity offerings, at the redemption price set forth in the 2031 6.750% Notes Indenture, plus accrued and unpaid interest.
The 2031 6.750% Notes Indenture limits the ability of APLD ComputeCo 2 and the subsidiary guarantors to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; (iii) make certain investments; (iv) create or incur liens; (v) consummate certain asset sales; (vi) enter into sale and leaseback transactions; (vii) hold assets or conduct operations unrelated to the Projects and certain additional permitted businesses; (viii) engage in certain transactions with affiliates; and (ix) merge, consolidate or transfer or sell all or substantially all of its assets. These covenants are subject to a number of important

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
qualifications and exceptions as set forth in the Indenture. Additionally, upon the occurrence of specified change of control events, APLD ComputeCo 2 must offer to repurchase the 2031 6.750% Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The 2031 6.750% Notes Indenture also provides for customary events of default.
In connection with the 2031 6.750% Notes, the Company provides a customary completion guarantee with respect to each Project, which requires the Company to provide the Issuer with funds as necessary to ensure the achievement of the applicable commencement milestones under the related data center leases in the event that the proceeds of the 2031 Notes and other available funds are insufficient.
As of May 31, 2026, remaining unamortized deferred financing costs related to the issuance of the 2031 Notes were $38.7 million.
Bridge Facility
On May 1, 2026, the Company's subsidiary APLD ComputeCo 3 LLC ("APLD ComputeCo 3"), along with APLD ComputeCo 3's wholly owned subsidiaries as subsidiary guarantors, entered into a Credit and Guaranty Agreement with Goldman Sachs Bank USA, as administrative agent and as collateral agent (in such capacity, the “Bridge Facility Collateral Agent”), and the Lenders party thereto, providing for a bridge loan facility in an aggregate principal amount of $300 million (the “Bridge Facility”). The Bridge Facility bears interest at a rate per annum equal to, depending on the type of loans under any Borrowing, either Daily Simple SOFR plus 2.75% per annum or the Base Rate plus 1.75% per annum, and matures on April 30, 2027.
Proceeds of the Bridge Facility were or will be used to (i) pay transaction expenses in connection with the Loan Documents (as defined therein), (ii) fund the construction and improvement of ELN-04, (iii) fund the purchase of equipment expected to be installed and used for the improvements of ELN-04, and (iv) pay other costs, fees, expenses or amounts related to or in connection with the development and construction of ELN-04.
In connection with the Bridge Facility, (i) APLD ComputeCo 3 and the subsidiary guarantors have entered into a Collateral Agency, Security and Depositary Agreement, as grantors thereunder, in favor of the Bridge Facility Collateral Agent, pursuant to which APLD ComputeCo 3 and the subsidiary guarantors pledged a continuing security interest in substantially all of their respective assets, (ii) APLD HPC Holdings 2 LLC, as parent of APLD ComputeCo 3, entered into a Pledge Agreement in favor of the Bridge Facility Collateral Agent, pursuant to which it pledged the equity interests in APLD ComputeCo 3, and (iii) the Company provided a full recourse parent guarantee (the “Parent Guarantee”) in favor of the Bridge Facility Collateral Agent. In accordance with ASC 470-10-45-14(a), the Company reclassified the Bridge Facility on the consolidated balance sheets to long-term given the Company had the intent and ability to refinance the short-term obligation on a long-term basis.
2026 Revolving Credit Facility
On May 29, 2026, APLD Intermediate HoldCo LLC, a subsidiary of the Company ("Intermediate HoldCo"), and certain other subsidiaries of the Company entered into a Credit Agreement with First National Bank of Omaha, as administrative agent and collateral agent, and the lenders and issuing banks party thereto, providing for a revolving credit facility in an initial aggregate principal amount of $350 million with an additional accordion option of up to $200 million (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Facility bears interest at a rate per annum equal to, at the borrower’s election, either Term SOFR plus 2.25% or the Alternate Base Rate plus 1.25%. Additionally, there is an unused commitment fee of 0.25% per annum based on the daily unused amount, payable quarterly in arrears at the end of each quarter. The 2026 Revolving Credit Facility matures on the earlier of (i) May 29, 2029 and (ii) the date that is ninety-one (91) days prior to a specified date under the Preferred Equity Purchase Agreement. The 2026 Revolving Credit Facility is guaranteed by the Company, the borrower, and certain of the Company's subsidiaries (collectively, the "2026 Revolving Credit Facility Loan Parties") and is secured by substantially all assets of the Loan Parties, subject to certain exclusions. As of May 31, 2026, approximately $65.0 million of standby letters of credit were outstanding under the 2026 Revolving Credit Facility.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
9.    Balance Sheet Components
Certain balance sheet components are as follows (in thousands):

	May 31, 2026	May 31, 2025
Prepaid expenses and other current assets
Short term equipment deposit	$500,290	$—
Deferred issuance costs	3,397	5,469
Short term lease incentive	6,231	1,290
Related party loan receivable (1)	58,632	—
Prepaid expenses	24,471	1,421
Other current assets	20,671	1,472
Total Prepaid expenses and other current assets	$613,692	$9,652
(1)Balance as of May 31, 2026 consists of the promissory note with Base Electron. See Note 7 - Related Party Transactions for further discussion.

	May 31, 2026	May 31, 2025
Other assets
Lease incentive	$199,391	$84,416
Restricted cash	180,415	7,000
Deposits on assets and construction	47,719	69,500
Deferred construction costs	84	45
Goodwill (1)	54,513	—
Deferred lease costs	10,729	7,342
Derivative assets (2)	163,283	—
Investments in other companies (3)	123,329	6,073
Investments in related party (4)	2,000	—
Other	49,247	4,977
Total Other assets	$830,710	$179,353
(1)Balance as of May 31, 2026 consists of goodwill held at ChronoScale.
(2)Balance as of May 31, 2026 consists of the fair value of derivative assets related to the preferred units and corresponding common units held by APLD HPC TopCo 2’s noncontrolling interest. See Note 10 - Derivative Assets and Note 16 - Temporary Equity for further discussion.
(3)Includes $90.8 million of warrants and $19.2 million of common shares issued by B&W to the Company in association with the Company’s investment in B&W. The $19.2 million common share value is the fair value of the Company's $2.0 million investment made during the quarter ended November 30, 2025 as well as the additional investment made during the quarter ended May 31, 2026 for $10.0 million of common shares. See further discussion of the transaction in Note 10 - Derivative Assets.
The balance also includes an investment by the Company in Corintis SA ("Corintis") in exchange for Series A1 preferred shares. During the quarter ended November 30, 2025, the Company invested $15.0 million in exchange for approximately 6% of Corintis's outstanding equity. The Series A1 preferred shares are convertible preferred shares with no redemption rights. During the quarter ended May 31, 2026, the Company sold $5.0 million of Corintis's shares to a third party, bringing the Company's investment in Corintis to $10.0 million, or approximately 4% of Corintis’s outstanding equity. The investment in Corintis is accounted for at cost under ASC 321 as it is an equity security without a readily determinable fair value and is evaluated quarterly for impairment indicators. There were no impairment indicators during the fiscal year ended May 31, 2026.
(4)Includes a $2.0 million investment in Base Electron. See further discussion of the transaction in Note 7 - Related Party Transactions.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026

	May 31, 2026	May 31, 2025
Accrued liabilities
Accrued construction payables	$307,812	$—
Accrued expenses	81,311	23,354
Accrued interest	151,215	2,694
Other accrued liabilities	8,155	4,073
Total Accrued liabilities	$548,493	$30,121

	May 31, 2026	May 31, 2025
Other current liabilities
Construction retainer	$95,848	$19,338
Other	1,641	93
Total Other current liabilities	$97,489	$19,431
10.    Derivative Assets
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

	Tranche 1	Tranche 2	Tranche 3	Tranche 4
	October 6, 2025	November 26, 2025	December 9, 2025	May 31, 2026
Tranche amount	$112,500,000	$450,000,000	$337,500,000	$925,000,000
Expected maturity date	October 6, 2032	October 6, 2032	October 6, 2032	October 6, 2032
Credit spread (annual)	9.00%	9.66%	9.50%	9.00%
Yield volatility	35.0%	35.0%	35.0%	40.0%
Put right/trigger event	de minimis	de minimis	de minimis	de minimis
Risk-free rate	USD Yield Curve	USD Yield Curve	USD Yield Curve	USD Yield Curve
Number of time-steps	100	100	100	100
As of May 31, 2026, the APLD HPC TopCo 2 derivative assets were fair valued at $163.3 million. During the fiscal year ended May 31, 2026, the Company recorded a loss of $13.3 million which is included within the gain on change in fair value of derivatives assets within the consolidated statement of operations.
B&W Warrants
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
The warrants were determined to be derivative assets and were required to be measured at fair value at issuance under ASC 815. They will be remeasured at fair value at each reporting date with changes in fair value reported on the consolidated statement of operations. To allocate the initial contribution between the common stock and the warrants, the Company determined the fair value of each and utilized the relative fair value allocation method. The B&W warrants are measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, contractual term, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the B&W Warrants are based on the following significant inputs:

	Initial Warrants	Additional Warrants	As of
	November 4, 2025	March 18, 2026	May 31, 2026
Time to expiry	7 years	6.63 years	6.43 years
Stock price	$3.74	$14.17	$18.45
Volatility	115.0%	110.0%	110.0%
Risk-free rate	3.84%	3.98%	4.19%
Dividend yield	—%	—%	—%
On February 26, 2026 a definitive agreement was executed between Base Electron and B&W, with the Company as the guarantor. On March 18, 2026, the Company entered into an Assignment and Assumption Agreement, by and among the Company, Base Electron, B&W, and B&W Enterprises ("BWE"), pursuant to which the Company partially assigned its rights with respect to the Additional Warrants (such partial assignment representing the right to purchase up to 5,230,000 shares of BWE common stock) to Base Electron. The warrants were assigned by the Company to Base Electron in connection with Base Electron’s entry into a Design-Build Agreement with B&W for no consideration from Base Electron. On March 18, 2026, the Company received the remaining Additional Warrants (representing the right to purchase up to 2,630,000 shares of BWE common stock). Base Electron is an independent power producer owned and managed by a combination of third parties, as well as certain officers and directors of the Company acting in their individual capacities, for the purpose of developing stabilized power generation and infrastructure to support the broader AI industry.
During the fiscal year ended May 31, 2026, the Company recorded a gain of $89.2 million, which is included within the gain on change in fair value of derivatives assets within the consolidated statement of operations.
11.    Variable Interest Entities
Based upon the criteria set forth in ASC 810, Consolidation, the Company consolidates VIEs in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE.
Consolidated VIE
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
For the Fiscal Year Ended May 31, 2026
Company, and MIP HPC Holdings, LLC (formerly, MIP VI HPC Holdings, LLC) entered into an Amended and Restated Unit Purchase Agreement (the “A&R UPA”).
On October 6, 2025, TopCo 2 completed the initial closing under its A&R UPA, selling 112,500 preferred units for $112.5 million and issuing 75,000 common units representing 7.5% of its fully diluted common equity. In addition, pursuant to the A&R UPA, on October 6, 2025, the Company issued warrants to purchase an aggregate of 2.4 million shares of the Company’s common stock as described in Note 14 - Warrants. On November 25, 2025, TopCo 2 completed a second closing under its A&R UPA, selling 450,000 preferred units for $450.0 million, no common units were issued. On December 9, 2025, TopCo 2 completed a third closing under its A&R UPA, selling 337,500 preferred units for $337.5 million and issuing an additional 27,778 common units. On May 29, 2026, TopCo 2 completed a fourth closing under its A&R UPA, selling 925,000 preferred units for $925.0 million and issuing an additional 41,815 common units. This brought the total amount funded to date under the A&R UPA to $1.8 billion as of May 31, 2026 and MIP HPC Holdings, LLC holdings to 13.5% of TopCo 2’s fully diluted common equity. The issuance of the preferred units at closing resulted in a redeemable noncontrolling interest - see Note 16 - Temporary Equity for further discussion.
The purpose of TopCo 2 is to design, build and operate high-performance, sustainably engineered data centers and colocation services for artificial intelligence, cloud, and networking workloads in North Dakota. TopCo 2 is a bankruptcy-remote legal entity with separate assets and liabilities. The creditors of TopCo 2 have recourse to the Company’s assets and general credits. The following table presents the assets and liabilities held by TopCo 2 as of May 31, 2026, which are included in the consolidated balance sheets (in thousands):

May 31, 2026
Assets:
Cash and cash equivalents	$3,505,509
Restricted cash	200,717
Accounts receivable	24,546
Prepaid expenses and other current assets	538,428
Property and equipment, net	4,012,167
Other assets	597,949
Total assets	$8,879,316

Liabilities:
Accounts payable	$361,209
Accrued liabilities	523,816
Current portion of debt	293,743
Current deferred revenue	4,697
Due to customer	7,407
Other current liabilities	97,571
Long-term debt	4,349,907
Total liabilities	$5,638,350
Third-party equity ownership interests in TopCo 2 represents a noncontrolling interest and is presented as temporary equity in the consolidated balance sheets separate from the Company’s stockholders’ equity. The amount of net income (loss) attributable to noncontrolling interests is disclosed in the consolidated statement of operations.
Unconsolidated VIE
As discussed in Note 7 - Related Party Transactions, Base Electron is a related party formed to develop power generation and infrastructure projects supporting the broader AI industry. The Company has determined that Base Electron is a VIE

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company's variable interests in Base Electron consist of its equity investment and related party promissory note.
Additionally, the Company has determined that it is not the primary beneficiary of Base Electron because it does not have the power to direct the activities that most significantly impact Base Electron's economic performance. Accordingly, the Company does not consolidate Base Electron because ASC 810 requires both power and economics for consolidation.
As of May 31, 2026, the carrying value of the Company's investment in Base Electron was $2.0 million and the outstanding balance of the related party promissory note was $58.6 million, which together reflect the Company's maximum exposure to loss. The Company is not contractually required to provide financial support to Base Electron and did not provide material non-contractual financial support during the fiscal year ended May 31, 2026.
12.    Income Taxes
The components of consolidated income before taxes from continuing operations were as follows (in thousands):

	May 31, 2026	May 31, 2025	May 31, 2024
United States	$(181,532)	$(230,963)	$(149,575)
Foreign	—	—	—
Consolidated income before taxes from continuing operations	$(181,532)	$(230,963)	$(149,575)

Income tax expense from continuing operations for the fiscal years ended May 31, 2026, 2025, and 2024 consisted of the following (in thousands):

	May 31, 2026	May 31, 2025	May 31, 2024
Current expense
Federal	$1,419	$—	$—
Foreign	—	—	—
State	368	102	96
Total current expense	1,787	102	96
Deferred expense (benefit)
Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred expense	—	—	—
Total income tax expense	$1,787	$102	$96
Beginning in the fiscal year ending May 31, 2026, the Company adopted ASU 2023-09 prospectively as described in Note 2 - Significant Accounting Policies. A reconciliation of the statutory income tax rate from continuing operations to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended May 31, 2026 is as follows:

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026

	Amount	%
U.S. federal statutory income tax rate	$(38,122)	21.0%
Tax credits	—	—%
Non-taxable or non-deductible items
Stock-based compensation	(6,593)	3.6%
Excess officer's compensation	37,952	(20.8)%
Other	2,173	(1.1)%
Cross-border tax laws	—	—%
Other reconciling items	—	—%
Changes in tax laws	—	—%
Changes in valuation allowances	6,086	(3.5)%
State and local income taxes, net of federal income tax (1)	291	(0.2)%
Foreign tax effects	—	—%
Changes in unrecognized tax benefits	—	—%
Totals	$1,787	(1.0)%
(1)The state that contributes to majority of the tax effects in this category is North Dakota.
The following table reconciles the statutory rate to the Company's effective tax rate for the fiscal years ended May 31, 2025 and 2024:

	May 31, 2025	May 31, 2024
Expected income tax rate at the U.S. statutory rate	21.0%	21.0%
Stock-based compensation	(0.9)%	2.0%
State income taxes, net of federal tax benefit	—%	(0.1)%
Convertible debt instruments	(12.1)%	(2.1)%
Change in valuation allowance	(7.5)%	(19.8)%
Other, net	(0.5)%	(1.1)%
Income tax expense (benefit)	—%	(0.1)%
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to disclosure requirements of ASU 2023-09 for the year ending May 31, 2026 is as follows:

May 31, 2026
U.S. Federal	$—
U.S. States
Texas	$148
Massachusetts	64
Tennessee	25
Other	4
Foreign	—
Cash paid for income taxes, net of refunds received	$241
Cash paid for income taxes, net of amounts refunded, for years ending May 31, 2025 and May 31, 2024 were immaterial.
Deferred income taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
differences that gave rise to the Company's deferred tax assets and liabilities for the fiscal years ended May 31, 2026 and 2025 are as follows (in thousands):

	May 31, 2026	May 31, 2025
Deferred tax assets
Net operating loss	$159,266	$59,963
Stock-based compensation	3,831	2,006
Capitalized research and development	4,728	13,088
Interest expense	19,008	12,759
Lease liability	15,762	17,587
Investment in partnership	23,517	—
Other	202	824
Deferred tax assets, gross	226,314	106,227
Less: valuation allowance	(176,210)	(65,856)
Total deferred tax assets, net	50,104	40,371

Deferred tax liabilities
Investments	(23,212)	—
Property and equipment	(8,436)	(18,887)
Right of use assets	(18,456)	(21,484)
Other	—	—
Total deferred tax liability, net	(50,104)	(40,371)
Net deferred tax asset	$—	$—
As of May 31, 2026, the deferred tax assets, deferred tax liabilities and valuation allowance depicted in the table above, include $63.1 million of deferred tax assets, $1.5 million of deferred tax liabilities and $61.6 million of related valuation allowances associated with discontinued operations balance sheet.
The Company had $1.0 billion and $399.6 million of federal and state tax net operating losses at May 31, 2026 and 2025, respectively. At May 31, 2026, $440.7 million is available indefinitely to offset future income. The remaining carryforward amounts expire at varying dates beginning in 2028.
A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. The Company has recorded an increase in the valuation allowance of $110.4 million as of May 31, 2026. Of the valuation allowance increase, $8.6 million was through current year activity and $101.8 million is equity related from Purchase Accounting. The Company has provided a valuation allowance for the portion of the deferred tax assets that it has determined are not more likely than not to be recognized.
The valuation allowance is primarily attributable to deferred tax assets for net operating losses that management believes are more likely than not to expire prior to being realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (i.e., capital or ordinary) during the period in which the temporary differences become deductible. Management considers, among other things, the scheduled reversals of deferred tax liabilities and the history of positive taxable income in evaluating the realizability of the deferred tax assets. Management believes that it is not likely that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards that could be used annually to offset future taxable income. Any potential limitations would not have a material impact on the financial statements due to the full valuation allowance maintained against the deferred taxes for net operating loss carryforwards.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
The following table presents the beginning and ending balance of the Company's unrecognized tax benefits for the year ended May 31, 2026 (in thousands):

Balance, June 1, 2026	$—
Additions based on tax positions in the current year	—
Additions based on tax positions related to prior years (1)	$1,800
Reductions for tax positions of prior years	—
Settlements with taxing authorities	—
Expiration of statue of limitations	—
Balance, May 31, 2026	$1,800
(1)The Company recognized $1.8 million of unrecognized tax benefits for the year ended May 31, 2026, all of which relate to discontinued operations from the Ekso business at ChronoScale. The Company did not have any unrecognized tax benefits for the year ended May 31, 2025.
The Company recognizes interest expense related to unrecognized tax benefits in income tax expense. The Company did not have any interest expense or expense for penalties related to unrecognized tax benefits for the reported periods.
The Company is subject to U.S. federal and state income tax examinations. Tax years ending May 31, 2023 through May 31, 2026 are open to examination by the major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in these years may still be adjusted upon examination by the Internal Revenue Service (IRS) or other authorities if they have or will be used in a future period. The Company is not currently under examination by the IRS or any other taxing jurisdictions for any tax years.
13.    Stockholders' Equity
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
Settlement of Prepaid Forward Transaction
On November 3, 2025, the Company’s Prepaid Forward Transaction associated with the Convertible Notes matured and the Company received 7,165,300 shares of common stock which are now held in treasury stock as of May 31, 2026.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
14.    Warrants
A summary of warrant activity for the year ended May 31, 2026 is presented below:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at June 1, 2025	18,097,718	$7.63	8.52
Granted	10,793,611	10.20	8.27
Forfeited	—	—	—
Exercised	(800,300)	7.83	—
Outstanding at May 31, 2026	28,091,029	$8.61	7.86
AI Warrants
The Company issued warrants to purchase up to 3,000,000 shares of Common Stock related to the AI Bridge Loan during the fiscal year ended May 31, 2024 (the “AI Warrants”). The AI Warrants are exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years. 1,500,000 AI Warrants have an exercise price of $10.00 per share of Common Stock and 1,500,000 AI Warrants have an exercise price of $7.50 per share of Common Stock. As of May 31, 2026, all of the AI Warrants were outstanding.
Macquarie Warrants
On November 27, 2024, as partial consideration for the Macquarie Promissory Note, the Company issued warrants to purchase up to 1,035,197 shares of the Company’s common stock (the "Macquarie Warrants") to Macquarie Equipment Capital, Inc. ("MEC"). The Macquarie Warrants are exercisable from and after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash. The Macquarie Warrants survived the termination of the Macquarie Promissory Note and remain outstanding as of May 31, 2026. On October 31, 2025, MEC assigned the Macquarie Warrants and its rights under the Registration Rights Agreement in connection therewith to Jane Street Global Trading, LLC (“Jane Street”) and on or around May 15, 2026, Jane Street assigned all of its right, title and interest in and to Macquarie Warrants to Wells Fargo Bank, National Association ("WFBNA").
STB Warrant
On February 27, 2025, the Company issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $7.83 per share (the “STB Warrant”) for consideration of $50,000. The warrant is exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date. As of May 31, 2026, 800,000 of the STB Warrants have been exercised for $6.3 million.
CoreWeave Warrants
On May 28, 2025, in connection with the entry into the data center leases with CoreWeave for Building 2 and Building 3 (the "CoreWeave Leases"), the Company issued to CoreWeave a warrant (the “CoreWeave Warrant”) to acquire up to 13,062,521 shares of the Company's common stock at an exercise price of $7.19 per share, subject to adjustment in accordance with the terms and conditions set forth in the CoreWeave Warrant. The CoreWeave Warrant is exercisable upon issuance, upon payment of the applicable exercise price in cash or through cashless exercise for a period of 10 years. On June 9, 2025, CoreWeave assigned a portion of the CoreWeave Warrant to acquire up to 6,531,261 shares of the Company's common stock to PEAK6 Capital Management, LLC (the “PEAK6 Warrant”). CoreWeave concurrently assigned the remaining portion of the CoreWeave Warrant to acquire up to 6,531,260 shares of the Company's common stock to Jane Street (the “Jane Street CW Warrant”), and on or around May 15, 2026, Jane Street assigned all of its right, title and interest in and to the Jane Street CW Warrant to WFBNA. As of May 31, 2026, 300 warrant shares have been exercised through cashless exercise.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
Additionally, on August 28, 2025, in connection with the entry into the Building 4 Lease, the Company issued to CoreWeave a warrant (the “Building 4 Warrant”) to acquire up to 8,393,611 shares of the Company’s common stock at an exercise price of $10.75 per share, subject to adjustment in accordance with the terms and conditions set forth in the Building 4 Warrant. The Building 4 Warrant is on the same Form of Warrant as the initial CoreWeave Warrant. On October 31, 2025, CoreWeave assigned the Building 4 Warrant and its rights under the CoreWeave Registration Rights Agreement to Jane Street and on or around May 15, 2026, Jane Street assigned all of its right, title and interest in and to the Building 4 Warrant to WFBNA.
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
The resulting fair value of the MAM Warrants was $24.47 per share, totaling $58.7 million. The Company elected a relative fair value approach to record the warrants as part of the overall MAM transaction and as such, $34.2 million, net of issuance costs, was recorded as additional paid in capital on the Company's consolidated balance sheets.
15.    Stock-Based Compensation Plans
Management Incentive Plan
On May 5, 2026, the Company completed the separation of its cloud business in a series of transactions that resulted in the Company owning approximately 97% of the issued and outstanding equity of ChronoScale Corporation. On July 1, ChronoScale Corporation completed a holding company transaction, as a result of which the holding company became the public parent, ChronoScale Holdings Corporation ("ChronoScale").
Prior to the transaction close, the Company established a management incentive plan (the "MIP") designed to align the interests of key management personnel of the Company with the long-term performance of ChronoScale. The MIP was established through newly formed entities within the ChronoScale holding structure, including APLD ChronoScale HoldCo

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
LLC (“HoldCo”) and APLD ChronoScale Management LLC (“Management LLC”). Management LLC was formed solely to hold Class B units of HoldCo and to issue corresponding MIP units to participants. Each MIP unit issued by Management LLC corresponds on a one-for-one basis to a Class B unit held by Management LLC in HoldCo.
The MIP units granted during the year ended May 31, 2026 were fully vested on the grant date of April 9, 2026 and did not contain substantive service, performance, or market conditions. Accordingly, the Company recognized the grant-date fair value of the MIP units as stock-based compensation expense on the grant date. Because the awards are equity-classified, the grant-date fair value is not subsequently remeasured unless the awards are modified. Any future distributions on vested MIP units will be recorded as reductions to retained earnings.
During the year ended May 31, 2026, the Company granted approximately 9,266,082 MIP units with a weighted-average grant-date fair value of $5.17 per unit. The Company recognized stock-based compensation expense of $47.9 million related to the MIP units during the year ended May 31, 2026. As of May 31, 2026, there was no remaining unrecognized compensation cost related to the MIP units as the awards were fully vested on the grant date.
2024 Plan
On October 8, 2024, the Company’s Board of Directors approved the Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (the “2024 Plan”), which the Company’s stockholders approved on November 20, 2024. The 2024 Plan provides for grants of various equity awards to eligible employees, officers, non-employee directors and other service providers. Upon stockholder approval of the 2024 Plan, the 2022 Plans (as defined below) were terminated; provided that all awards (as defined in the 2022 Plans) outstanding under the 2022 Plans continued in effect in accordance with their terms.
On November 5, 2025, at the Annual Stockholders’ Meeting, the Company’s stockholders approved an amendment to the 2024 Plan to increase the number of shares of common stock authorized for issuance thereunder by 15 million shares.
2022 Plans
On October 9, 2021, the Company’s Board of Directors (the “Board”) approved two equity incentive plans, which the Company’s stockholders approved on January 20, 2022. The two plans consist of the 2022 Incentive Plan, previously referred to in the Company’s SEC filings as the 2021 Incentive Plan (the “Incentive Plan”), which provided for grants of various equity awards to the Company’s employees and consultants, and the 2022 Non-Employee Director Stock Plan previously referred to in the Company’s SEC filings as the 2021 Non-Employee Director Stock Plan (the “Director Plan” and, together with the Incentive Plan, the “2022 Plans”), which provides for grants of restricted stock to non-employee directors and for potential deferral of cash and stock compensation.
As of May 31, 2026, the Company had issued awards of approximately 23.2 million shares of common stock of the Company under the 2022 Plans, 19.7 million shares of common stock under the 2024 Plan, and 600,000 shares of common stock outside of either plan, related to an employment inducement award. As of May 31, 2026, there are approximately 6.0 million shares of common stock available for issuance under the 2024 Plan. During the third fiscal quarter of the year ended May 31, 2026, under the 2024 Plan, the Company issued 100,000 shares to certain consultants in settlement of outstanding awards.
The Company capitalizes a portion of stock-based compensation costs for employees who work directly on construction and development of the Company's data centers. The Company recognized stock-based compensation associated with the 2022 and 2024 Plans as follows (in thousands):

	May 31, 2026	May 31, 2025	May 31, 2024
Services cost of revenue	$3,202	$2,936	$1,955
Data center rental and other cost of revenue	519	$—	$—
Selling, general, and administrative	216,402	18,094	15,153
Capitalized (1)	5,012	1,465	207
Total stock-based compensation	$225,135	$22,495	$17,315
(1)Capitalized to CIP in the consolidated balance sheets.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 1, 2025	271,444	$3.55
Granted	—	—
Vested	(235,722)	3.52
Forfeited	—	—
Outstanding as of May 31, 2026	35,722	$3.73
As of May 31, 2026, total remaining expense to be recognized related to these awards was $0.1 million and the weighted average remaining recognition period for the unvested awards was 0.8 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 1, 2025	6,659,830	$6.56
Granted	6,301,840	26.41
Vested	(4,464,156)	8.85
Forfeited	(531,681)	8.42
Outstanding as of May 31, 2026	7,965,833	$20.87
As of May 31, 2026, total remaining expense to be recognized related to these awards was $144.0 million and the weighted average remaining recognition period for the unvested awards was 2.6 years.
Performance Stock Units
Performance stock units (“PSUs”) represent a right to receive a certain number of shares of common stock based on the achievement of performance goals and continued employment during the vesting period (provided that the PSUs may remain outstanding and eligible to vest following certain terminations). PSUs granted by the Company vest depending on the achievement of certain Company and individual performance financial, operational and/or market-price driven measures, which must occur on or prior to the deadline set forth in each applicable PSU award. The fair value of PSUs, except PSUs for which vesting is based on the market price, is based on the closing price on the date of grant. The compensation expense related to these PSUs is recognized over the vesting period when the achievement of the performance conditions becomes probable. The total compensation cost for the PSUs is determined based on the most likely outcome of the performance conditions and the number of awards expected to vest.
PSUs that Vest Based on Market Price
On January 6, 2026, the Company granted the CEO 4.5 million PSUs with market-price based and service-based vesting conditions. The awards vest based on the achievement of certain stock price targets, subject to his continued full-time employment with the Company through the applicable vesting date (except that continued employment is not required if his employment is terminated by the Company without “cause,” he resigns for “good reason,” he dies or incurs a “disability,” or the Company elects not to renew his employment term). The total grant date fair value of the awards was determined to be $122.1 million, with each tranche of the awards representing approximately $42.7 million, $40.6 million, and $38.8 million of the total expense, respectively.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
The fair value of the PSUs was calculated on the grant date using a Monte Carlo simulation model. The estimated fair value at grant date was based on the following significant inputs:

January 6, 2026
Valuation date stock price	$30.26
Simulation term	5.0 years
Expected volatility	100.62%
Risk-free rate	3.69%
Dividend yield	—%
The following is a summary of the activity and balances for unvested performance stock units outstanding:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 1, 2025	7,207,500	$6.59
Awarded	7,485,000	29.42
Vested	—	—
Forfeited	(306,250)	7.23
Outstanding as of May 31, 2026	14,386,250	$18.45
As of May 31, 2026, total remaining expense to be recognized related to these awards was $135.1 million and the weighted average remaining recognition period for the unvested awards was 2.5 years.
16.    Temporary Equity
Preferred Stock
The following is a summary of the activity and balances for preferred stock during the fiscal years ended May 31, 2025 and May 31, 2026 (in thousands, other than share data):

	Series E Redeemable Preferred Stock		Series F Convertible Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of June 1, 2024	—	$—	—	$—	—	$—	—	$—
Issuances, net of costs	301,673	6,932	53,191	48,350	62,500	57,026	78,000	72,094
Conversions	—	—	(53,191)	(48,350)	—	—	—	—
Redemptions	—	—	—	—	(15)	(15)	—	—
Outstanding as of May 31, 2025	301,673	$6,932	—	$—	62,485	$57,011	78,000	$72,094
Issuances, net of costs	—	—	—	—	—	10	835,800	803,091
Conversions	—	—	—	—	—	—	(913,800)	(875,185)
Redemptions	(25,000)	(626)	—	—	(576)	(561)	—	—
Outstanding as of May 31, 2026	276,673	$6,306	—	$—	61,909	$56,460	—	$—
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
The shares of Series E Preferred Stock have no voting or conversion rights. Holders of the Series E Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the fiscal years ended May 31, 2026 and May 31, 2025, the Company declared and paid approximately $655,000 and $610,000, respectively, of dividends related to Series E Preferred Stock as presented on the consolidated statement of operations.
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
The Company may also redeem shares of Series E Preferred Stock after the second anniversary of the original issuance date, with a minimum notice of 10 days, at the Company Optional Redemption Settlement Amount, which is equal to the Series E Stated Value per share plus any unpaid and accrued dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Company Optional Redemption Settlement Amount divided by the closing price per share of the common stock on the date of the Company Optional Redemption exercise, subject to the Share Cap. During the fiscal year ended May 31, 2026, 25,000 shares of Series E Preferred Stock were redeemed.
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
The shares of Series E-1 Preferred Stock have no voting or conversion rights. Holders of the Series E-1 Preferred Stock are entitled to receive cumulative dividends at a fixed rate of 9.0% per annum of the Series E-1 Stated Value. Dividends are calculated based on a 360-day year, declared and accrued monthly, and payable at the discretion of the Board of Directors out of legally available funds. Dividends on the shares of Series E-1 Preferred Stock must be fully paid for all past periods before any distributions can be made to common stockholders or any junior series of equity securities. During the fiscal years ended May 31, 2026 and May 31, 2025, the Company declared and paid approximately $5.6 million and $1.7 million, respectively, of dividends related to Series E-1 Preferred Stock as presented on the consolidated statement of operations.
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
For the Fiscal Year Ended May 31, 2026
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
The Company may also redeem shares of the Series E-1 Preferred Stock after the second anniversary of the Original Issuance Date, with a minimum notice of 10 days, at a redemption price equal to the Series E-1 Stated Value plus any accrued but unpaid dividends. If the Company elects to pay the redemption amount in shares, then the number of shares to be delivered will be calculated as the Settlement Amount divided by the closing price per share of the common stock on the last trading day prior to the date upon which notice was provided to the holder, subject to the Share Cap, if applicable. During the fiscal year ended May 31, 2026, 576 shares of Series E-1 Preferred Stock were redeemed.
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
The Series G Preferred Stock became convertible on June 3, 2025, the Registration Effective Date (as defined in the PEPA). Pursuant to the PEPA, the Company filed a registration statement with the SEC, registering the resale of the shares of common stock issuable upon the conversion of the shares of Series G Preferred Stock, on June 3, 2025, as amended by the post-effective amendments filed with the SEC on September 23, 2025 and November 12, 2025, each of which was automatically effective upon filing. Conversion of the Series G Preferred Stock is subject to a customary 4.99% beneficial ownership limitation, as well as a 19.99% conversion limitation pursuant to the applicable Nasdaq Listing Rules (the “Exchange Cap”).
The Series G Preferred Stock ranks senior to all classes of common stock and junior to all existing and future debt of the Company. Upon any dissolution, liquidation or winding up, whether voluntary or involuntary, holders of the Series G Preferred Stock will be entitled to receive distributions out of the assets of the Company in an amount per share equal to the then-current Series G Preferred Stock stated value, whether capital or surplus, before any distributions are made on any shares of the Company's common stock. The Series G Preferred Stock is on parity with the Series E Preferred Stock, Series E-1 Preferred Stock and any future series of preferred stock with substantially identical terms.
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
For the Fiscal Year Ended May 31, 2026
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
On August 14, 2025, the Company entered into the first amendment (the “First Amendment”) to the PEPA to, among other things, (i) increase the aggregate commitment amount of the shares of Series G Preferred Stock from $150 million to $300 million, and (ii) increase its access to capital by removing the Put Limitation (as defined in the PEPA) that had previously limited the aggregate purchase price for any Put Issuance (as defined in the PEPA) to no more than $75 million. In connection with the First Amendment, on August 14, 2025, the Company filed an amendment (the “First CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025. The First CoD Amendment amends the Series G Certificate of Designation to, among other things, (i) increase the initial Floor Price (as set forth in Section 1.5(c)(i) of the Series G Certificate of Designation) to $12.50 from $4.25, (ii) change the limit below which the Floor Price may not be reduced (as set forth in Section 1.5(c)(ii) of the Series G Certificate of Designation) to $4.33 from $1.34 and (iii) removed the limitation on conversion in excess of $30.0 million of stated value, in the aggregate, per month. The Floor Price sets the minimum floor for the conversion price of the Series G Preferred Stock, which price may not be reduced unless the Company determines to do so in its discretion. The First CoD Amendment further amended the status of converted or repurchased preferred stock such that any shares of Series G Preferred Stock that have been or will be converted will be retired and resume the status of authorized but unissued shares.
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
On October 21, 2025, the Company entered into the fourth amendment (the “Fourth Amendment”) to the PEPA to, among other things: (i) increase the aggregate commitment amount of the shares of Series G Preferred Stock, from $590.0 million to $1.59 billion; (ii) subject to waiver by a majority-in-interest of the investors, (a) set the maximum put issuance amount to $75.0 million per issuance, (b) set the limit to one put issuance per seven (7) business day period, and (c) set the maximum aggregate stated value of Series G Preferred Stock outstanding at any one time to $75.0 million; (iii) increase the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
original discount from 2% to 3%; (iv) eliminate the placement agent fee; and (v) eliminate the prohibition on Variable Rate Transactions (as defined in the PEPA). On October 21, 2025, in connection with the entry into the Fourth Amendment, the Company filed an amendment (the “Fifth CoD Amendment”) to the Series G Certificate of Designation, originally filed with the Secretary of State of the State of Nevada on April 30, 2025, as amended on each of August 14, 2025, September 11, 2025, September 25, 2025 and October 14, 2025 (as amended, the “Certificate of Designations”). The Fifth CoD Amendment amended the Certificate of Designations to, among other things, (i) increase the authorized shares of Series G Preferred Stock from 204,000 shares to 1,030,000 shares, and (ii) increase the limit below which the Floor Price (as defined in Section 1.5(c)(ii) of the Certificate of Designations) may not be reduced from $4.33 to $4.48. In addition, under the Fifth CoD Amendment, the Company’s Board of Directors may increase or decrease the applicable Floor Price with respect to any put, at its sole discretion.
On May 29, 2026, the Company entered into the fifth amendment (the “Fifth Amendment”) to the PEPA. The Fifth Amendment amended the PEPA to, among other things: (i) set the maximum put issuance amount to $150,000,000 per issuance, (ii) set the limit to one put issuance per seven (7) calendar day period, (iii) set the maximum aggregate stated value of Series G Preferred Stock outstanding at any one time to $150,000,000, (iv) create a controlled account for which proceeds from the put issuance will be funded, (v) extend the term of the PEPA to August 29, 2029, and (vi) provide a cure period for the investors to pay the purchase price for any put issuance.
As Series G Preferred Stock may be reissued, during the fiscal years ended May 31, 2026 and May 31, 2025, the Company issued and sold 835,800 and 78,000 shares of Series G Preferred Stock, respectively, for gross proceeds of $815.0 million and $75.0 million, respectively. During the fiscal year ended May 31, 2026, 913,800 shares of Series G Preferred Stock were converted into 51.0 million shares of the Company’s common stock. As of May 31, 2026, no shares of Series G Preferred Stock were issued and outstanding.
Redeemable Noncontrolling Interest
APLD HPC TopCo 2 LLC
As discussed within Note 11 - Variable Interest Entities above, APLD HPC TopCo 2 LLC (“TopCo 2”) completed four closings under its A&R UPA as of May 31, 2026, issuing 1,825,000 preferred units and 144,593 corresponding common units for $1.8 billion to MIP HPC Holdings, LLC, which resulted in a redeemable noncontrolling interest.
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
For the Fiscal Year Ended May 31, 2026
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
The preferred units and corresponding common units were determined to have embedded derivative features, the Redemption features and the Contingent Dividend Rate Increase feature, requiring bifurcation and remeasurement at fair value at each reporting date, with the changes in fair value recorded through earnings. The Redemption features are inclusive of the Investor put option upon a Sale, APLD Holdings call option, and the Distribution Redemptions (all as defined within the A&R UPA). The Company engaged a third party valuation specialist in determining the value of the embedded derivatives using a binomial lattice model, which includes Level 3 unobservable inputs. See Note 10 - Derivative Assets for further details. As the noncontrolling interest has embedded features that require bifurcation, the fair value at issuance was allocated between the components. As such, the net proceeds were first allocated to the derivatives at their fair value. The remainder of the proceeds were then allocated to the warrants and noncontrolling interests based on their relative fair values.
The balance sheets and operating activities of TopCo 2 are included in the Company's consolidated financial statements. The Company adjusts net income in the consolidated statements of operations to exclude the proportionate share of results that is attributable to the noncontrolling interest. Additionally, the Company presents the proportionate share that is attributable to the noncontrolling interest as temporary equity within the consolidated balance sheets. This temporary equity presentation is the result of the noncontrolling interest being subject to certain redemption rights that are not entirely within the Company's control. Due to these redemption rights, at each balance sheet date, the Company is required to adjust the carrying value of the derivatives to fair value and record any changes in fair value within earnings. The Company will adjust noncontrolling interest for the attribution of net income (loss) and preferred dividends of TopCo 2 to the noncontrolling interest holder.
Net loss attributable to MIP HPC Holdings, LLC was $65.4 million for the fiscal year ended May 31, 2026. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's consolidated statements of operations.
The carrying value of the noncontrolling interest was $2.0 billion as of May 31, 2026. There was no noncontrolling interest at May 31, 2025. The change in noncontrolling interest consists of $1.9 billion of contributions from the noncontrolling interest, net of costs, $62.7 million of preferred stock dividends paid in-kind, and $2.7 million in current year net loss attributable to the non-controlling interest.
17.    Leases
Lessor Accounting
CoreWeave Leases
On May 28, 2025, APLD ELN-02 LLC and APLD ELN-03 LLC, the Company's subsidiaries, each entered into a data center lease with CoreWeave, Inc. (together, the "CoreWeave Leases") to deliver up to an aggregate of 250 MW of infrastructure to host CoreWeave’s HPC operations at Polaris Forge 1. The first lease is for the full capacity of Building 2, the Company's 100 MW data center, which was completed and became operational in November 2025. The second lease is for the full capacity of Building 3, a 150 MW data center that is also under construction and is expected to become operational during the calendar year 2026.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
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
As further credit enhancement, CoreWeave delivered to APLD ELN-02 LLC an Unconditional Springing Guaranty of Payment and Performance (the “ELN-02 Guaranty”) in connection with CoreWeave SPV’s obligations under the ELN-02 SPV Lease. CoreWeave is obligated to provide a letter of credit in the amount of $50 million to secure obligations under the ELN-02 Parent Lease within 30 days of March 30, 2026.
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
Hyperscaler Leases
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
On April 20, 2026 and April 22, 2026, APLD AEX-01 LLC and APLD AEX-02 LLC, respectively, each a subsidiary of the Company, entered into separate data center leases with a second U.S. based investment grade hyperscaler to deliver a combined 300MW of critical IT load to support the hyperscaler’s AI and HPC infrastructure at Delta Forge 1. Initial operations at Delta Forge 1 are anticipated to commence during the calendar year 2027.
On May 20, 2026, the Company entered into a data center lease with the second U.S. based investment grade hyperscaler to deliver a combined 300MW of critical IT load to support the second hyperscaler’s AI and HPC infrastructure at Polaris Forge 3. Initial operations at Polaris Forge 3 are anticipated to commence during the calendar year 2027.
A summary of minimum lease payments due from these leases is shown below. These amounts do not reflect future data center rental revenues from renewal or replacement of existing leases unless the Company is reasonably certain it will exercise the option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below (in thousands):

Minimum Contracted Payments
FY27	$451,065
FY28	1,453,748
FY29	2,251,769
FY30	2,280,829
FY31	2,299,574
Thereafter	27,107,897
Total	$35,844,882

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
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
Components of lease expense were as follows (in thousands):

	May 31, 2026	May 31, 2025	May 31, 2024
Operating lease cost:
Operating lease expense	$7,709	$36,764	$16,700
Short-term lease expense	1,175	769	57
Total operating lease cost	8,884	37,533	16,757
Finance lease expense:
Amortization of right-of-use assets(1)	27,405	85,653	63,930
Interest on lease liabilities	3,612	18,583	10,597
Total finance lease cost	31,017	104,236	74,527
Variable lease cost	2,580	2,612	169
Sublease Income	—	—	(70)
Total net lease cost	$42,481	$144,381	$91,383
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the consolidated statements of operations.
The following table represents the Company’s future minimum lease payments as of May 31, 2026 (in thousands):

	Operating Leases	Finance Leases	Total
FY27	$22,218	$51,069	$73,287
FY28	23,853	10,968	34,821
FY29	18,391	—	18,391
FY30	4,812	—	4,812
FY31	1,315	—	1,315
Thereafter	4,553	—	4,553
Total lease payments	75,142	62,037	137,179
Less: imputed interest	(9,480)	(3,721)	(13,201)
Total lease liabilities	65,662	58,316	123,978
Less: Current portion of lease liability	(18,484)	(47,585)	(66,069)
Long-term portion of lease liability	$47,178	$10,731	$57,909
Supplemental cash flow and other information related to leases is as follows:

	Fiscal Year Ended
	May 31, 2026	May 31, 2025
Weighted-average years remaining (in years):
Finance leases	1.0 years	0.7 years
Operating leases	3.4 years	3.0 years

Weighted-average discount rate:
Finance leases	9.9%	9.9%
Operating leases	7.7%	7.6%

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
18.    Commitments and Contingencies
Commitments
Energy Contracts
As of May 31, 2026, the Company had a minimum commitment of approximately $19.2 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility payable over, approximately, the next 0.7 years.
Construction Contracts
The Company routinely engages with construction vendors for the construction of its facilities. These engagements are governed by contracts containing standard terms and conditions, including certain milestones that obligate the Company to pay as work is completed. In the event of termination of any of these contracts by the Company, the Company would be liable for all work that has been completed or in process, plus any applicable fees. The Company generally has the right to cancel these open purchase orders prior to delivery or terminate the contracts without cause.
B&W Guarantee
The Company was party to a guarantee (the “Guarantee”) in favor of The Babcock & Wilcox Company (“B&W”), pursuant to which it had agreed to unconditionally and irrevocably guarantee the full and timely performance by Base Electron, Inc., a Nevada corporation (“Base Electron”), of its obligations under a Design-Build Agreement, dated February 26, 2026, by and between Base Electron and B&W (the “Design-Build Agreement”). The Design-Build Agreement contemplates the engineering, procurement, construction and commissioning of a power generation facility with an expected nameplate capacity of approximately 1.2 GW anticipated to expand power and capacity supplied to the grid and utility customers in the MISO region.
On May 29, 2026, the Guarantee was terminated, effective upon payment of $37.0 million by or on behalf of Base Electron, as discussed in Note 7 - Related Party Transactions.
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
For the Fiscal Year Ended May 31, 2026
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
As of May 31, 2026, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
19.    Business Segments
As discussed above, prior to the May 2026 transaction, the Cloud Services Business was identified as a reportable segment. Following the May 2026 transaction and formation of ChronoScale, the Cloud Services Business is no longer a reportable segment because its activities are not regularly reviewed by the Chief Operating Decision Maker ("CODM"), which is the Company’s Chief Executive Officer, for purposes of resource allocation and performance assessment. As such, the results of ChronoScale, inclusive of the Cloud Services Business, which is now part of ChronoScale, are included in Other and are not separately presented as a segment for all periods presented.
As of May 31, 2026, the Company's business is made up of two operating segments: the Data Center Hosting Business and the HPC Hosting Business. These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the Company's CODM.
The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and segment profit (loss) on a consolidated basis and for each of the Company's reportable segments. Operating results by segment include costs or expenses directly attributable to each segment, which include selling, general, and administrative expenses, loss (gain) on classification of held for sale, loss on abandonment of assets, and loss from legal settlement. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Segment revenues and segment profit are regularly reviewed by the CODM and compared against historical results, forecast and budget information in order to make decisions about how to allocate capital and other resources to each segment.
The Company does not allocate interest (income) expense, net, gain on change in fair value of derivatives, gain on change in fair value of investments, loss on conversion of debt, loss on change in fair value of debt, loss on change in fair value of related party debt, loss on extinguishment of debt, loss on extinguishment of related party debt, loss on change in fair value of warrants, loss on change in fair value of related party warrants or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
The following tables present segment information, including revenue by segment and segment profit (loss) for the fiscal years ended May 31, 2026, 2025, and 2024 (in thousands):

	Fiscal Year Ended May 31, 2026
	Data Center Hosting Business	HPC Hosting Business
Revenue:
Services revenue	$154,403	$270,602
Data center rental and other revenue	$—	$114,702
Total segment revenue	154,403	385,304
Costs and expenses:
Services cost of revenue	102,980	258,147
Data center rental and other cost of revenue	—	56,773
Selling, general and administrative	2,516	30,017
Loss on abandonment of assets	570	1,240
Total costs and expenses	106,066	346,177
Segment profit	$48,337	$39,127

	Fiscal Year Ended May 31, 2025
	Data Center Hosting Business	HPC Hosting Business
Revenue:
Services revenue	$142,267	$—
Data center rental and other revenue	$—	$—
Related party revenue	1,926	—
Total segment revenue	144,193	—
Costs and expenses:
Services cost of revenue	100,744	143
Data center rental and other cost of revenue	—	—
Selling, general and administrative	3,006	11,943
Loss on classification of held for sale	(24,616)	—
Loss on abandonment of assets	1,132	—
Total costs and expenses	80,266	12,086
Segment profit (loss)	$63,927	$(12,086)

	Fiscal Year Ended May 31, 2024
	Data Center Hosting Business	HPC Hosting Business
Revenue:
Services revenue	$121,857	$—
Data center rental and other revenue	$—	$—
Related party revenue	14,761	—
Total segment revenue	136,618	—
Costs and expenses:
Services cost of revenue	106,022	50
Data center rental and other cost of revenue	—	—
Selling, general and administrative	10,367	4,761
Loss on classification of held for sale	15,417	—
Total costs and expenses	131,806	4,811
Segment profit (loss)	$4,812	$(4,811)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
The following table presents a reconciliation to net loss from continuing operations before income tax expense (in thousands):

	Fiscal Year Ended
	May 31, 2026	May 31, 2025	May 31, 2024
Segment profit (loss)
Data Center Hosting Business	$48,337	$63,927	$4,812
HPC Hosting Business	39,127	(12,086)	(4,811)
Total segment profit	87,464	51,841	1
Other (1)	(323,926)	(124,016)	(98,339)
Operating loss	(236,462)	(72,175)	(98,338)
Interest expense, net	29,516	32,139	27,517
Gain on change in fair value of derivatives	(75,818)	—	—
Gain on change in fair value of investments	(10,840)	—	—
Loss on conversion of debt	—	33,612	—
Loss on change in fair value of debt	—	85,439	7,401
Loss on change in fair value of related party debt	—	—	8,116
Loss on extinguishment of debt	—	1,177	—
Loss on extinguishment of related party debt	—	—	2,507
Loss on change in fair value of warrants	2,212	6,421	—
Loss on change in fair value of related party warrants	—	—	5,696
Net loss from continuing operations before income tax expenses	$(181,532)	$(230,963)	$(149,575)
(1)Other includes corporate related items not allocated to reportable segments and ChronoScale.
The Company also provides the following additional segment disclosures (in thousands):

	Fiscal Year Ended
	May 31, 2026	May 31, 2025	May 31, 2024
Depreciation and amortization:
Data Center Hosting Business	$12,888	$13,312	$19,948
HPC Hosting Business	34,414	3,733	1,233
Other (1)	20,087	117,664	58,179
Total depreciation and amortization (2)	$67,389	$134,709	$79,360

Capital expenditures:
Data Center Hosting Business	$(1,234)	$9,320	$38,266
HPC Hosting Business	2,988,712	976,506	207,299
Other (1)	54,678	995	84,373
Total capital expenditures	$3,042,156	$986,821	$329,938
(1)Other includes corporate related items not allocated to reportable segments.
(2)Includes amortization of the finance lease right-of-use assets.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	Fiscal Year Ended
	May 31, 2026	May 31, 2025
Data Center Hosting Business	$113,788	$141,764
HPC Hosting Business	8,999,081	1,363,341
Total segment assets	9,112,869	1,505,105
Other (1)	816,443	364,985
Total assets	$9,929,312	$1,870,090
(1) Other includes corporate related items not allocated to reportable segments.
20.    Loss Per Share
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
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Fiscal Year Ended
	May 31, 2026	May 31, 2025	May 31, 2024
Net loss	$(184,339)	$(231,065)	$(149,671)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(59,665)	—	(397)
Preferred dividends	(6,259)	(2,615)	—
Net loss attributable to common stockholders	$(250,263)	$(233,680)	$(149,274)

Net loss attributable to common stockholders:
Continuing operations	$(249,243)	$(233,680)	$(149,274)
Discontinued operations	(1,020)	—	—
Net loss	$(250,263)	$(233,680)	$(149,274)

Basic and diluted net loss per share attributable to common stockholders:
Continuing operations	$(0.91)	$(1.16)	$(1.31)
Discontinued operations	—	—	—
Basic and diluted net loss per share	$(0.91)	$(1.16)	$(1.31)

Basic and diluted weighted average number of shares outstanding	275,194,755	201,194,451	114,061,414
As of May 31, 2026, 2025, and 2024, the Company had approximately 22,352,083, 14,138,774, and 12,103,986 shares, respectively, of granted but unvested performance stock and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of May 31, 2026, 2025, and 2024 the Company had approximately 1.5 million, 21.7 million, and 19.0 million respectively, shares associated with the Company’s preferred stock which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Additionally, the Company had approximately 28.1 million, 17.1 million, and 12.3 million warrants outstanding as of May 31, 2026, May 31, 2025, and May 31, 2024,

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
respectively, which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
Lastly, if the Company's Convertible Notes were converted into shares of the Company's common stock as of May 31, 2026, 2025, and 2024, approximately 46.1 million shares were excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
21.    Subsequent Events
Cloud SAFE Payoff
During the fiscal year ended May 31, 2025, the Company entered into two Simple Agreements for Future Equity (“SAFEs”) with an investor for equity in Cloud, which was, at that time, a wholly-owned subsidiary, for aggregate proceeds of $12.0 million. On June 2, 2026, following an agreement reached with the investor, the Company paid off all amounts outstanding under the SAFEs, totaling $13.3 million.

Delta Forge 2 Lease
On June 5, 2026, the Company entered into an approximately 15-year lease (with three five-year renewal options) with a high investment-grade hyperscaler at its Delta Forge 2 210 MW critical IT load campus located in its southern region, comprising a single building under construction. The lease is for the full 210 MW of critical IT load, representing approximately $5.2 billion of contracted revenue over the base term, with expected delivery in the first half of calendar year 2028.
$1.59 billion Senior Secured Notes
On June 16, 2026, APLD ComputeCo 3 LLC refinanced the Bridge Facility with the closing of a $1.59 billion offering (the “2031 7.000% Notes Offering”) of 7.000% senior secured notes due 2031 (the “2031 7.000% Notes”) at an issue price of 100.000% of par. The 2031 7.000% Notes are senior secured obligations of APLD ComputeCo 3 and bear interest at a rate of 7.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2026. The principal amount of the 2031 7.000% Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, in amounts set forth in the Indenture. The 2031 7.000% Notes will mature on June 15, 2031, unless earlier redeemed or repurchased in accordance with their terms. The 2031 7.000% Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo 3. The Company provided a customary completion guarantee for the 2031 7.000% Notes Offering.
Series G
On June 17, 2026 and June 22, 2026, the Company issued an aggregate of 154,500 shares of Series G Preferred Stock for total gross proceeds of $150.0 million. Of the 154,500 shares of Series G Preferred Stock issued, 81,346 shares have been converted into an aggregate of 1,787,825 shares of the Company's common stock and 73,154 shares remain outstanding.
On June 26, 2026, the Company entered into the sixth amendment to the PEPA to increase the aggregate commitment amount under the PEPA for the issuance of shares of Series G Preferred Stock from $1,590,000,000 to $2,000,000,000.
Satisfaction of Escrow Release Condition for 6.750% Senior Secured Notes due 2031
On June 18, 2026, APLD ComputeCo 2 satisfied the escrow release condition under the escrow agreement for the 2031 6.750% Notes and executed and delivered to the escrow agent an escrow release certificate directing the escrow agent to release the funds in the escrow account to APLD ComputeCo 2 and apply such funds in accordance with the escrow agreement and the Indenture for the 2031 6.750% Notes.
Upsize of 2026 Revolving Credit Facility
On June 26, 2026, in connection with the 2026 Revolving Credit Facility, the Company, APLD Intermediate HoldCo, and the subsidiary guarantors party to the Revolving Credit Agreement entered into an Incremental Assumption Agreement No. 1 (the “Assumption Agreement”), with the Revolving Credit Collateral Agent and the lenders and issuing banks party thereto, providing for an Incremental Revolving Facility Commitment in an aggregate principal amount of up to $80,000,000 (the “Incremental Revolving Financing”). After giving effect to the Assumption Agreement, the aggregate revolving commitments under the 2026 Revolving Credit Facility increased to $430.0 million, with an additional

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
For the Fiscal Year Ended May 31, 2026
$120 million accordion option remaining. The Incremental Revolving Financing constitutes a part of the 2026 Revolving Credit Facility and is subject to the terms and conditions of the Revolving Credit Agreement and the other loan documents entered into in connection therewith.
Loan and Security Agreement
On June 30, 2026, the Company entered into a Loan and Security Agreement (the "Texas Capital Loan Agreement") with Texas Capital Bank ("Texas Capital") and a related Promissory Note in favor of Texas Capital in the stated principal amount of $58.5 million (the "Texas Capital Note"). The Texas Capital Loan Agreement contains standard terms, conditions and covenants. Interest is payable on the Texas Capital Note at the sum of an adjusted term SOFR plus an applicable margin. The Texas Capital Note matures on June 30, 2031.
ChronoScale Holding Company Transaction
On July 1, 2026, ChronoScale, the Company's majority owned public subsidiary, completed a holding company formation transaction (the “Holding Company Transaction”) that created a new parent holding company as the public company, called ChronoScale Holdings Corporation, a Nevada corporation (“ChronoScale Holdings”), with its operating companies as wholly-owned subsidiaries. The holding company structure better reflects ChronoScale’s individual operating businesses, allows for and can accommodate future growth from internal operations and generally provides for greater administrative and operational flexibility. ChronoScale Holdings has the exact same classes and number of shares outstanding after the Holding Company Transaction as ChronoScale had outstanding immediately before the Holding Company Transaction, and as such, the shareholders of ChronoScale were not be diluted as a result of the Holding Company Transaction. Following the Holding Company Transaction, ChronoScale Holdings became the successor issuer to ChronoScale and continues to trade on Nasdaq under the ticker symbol “CHRN” with the same CUSIP.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act), have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2026.
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
We completed our transaction with Ekso Bionics Holdings, Inc. ("Ekso") on May 5, 2026. Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management elected to exclude an assessment of the effectiveness of the Company’s internal control over financial reporting related to Ekso. Total assets and total revenues of Ekso that were excluded from management’s assessment constitute 0.2% of the Company’s total assets and 0.1% of total revenues as of and for the year ended May 31, 2026.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2026, our internal controls over financial reporting were effective.
Previously Reported Material Weakness and Remediation
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three months ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors of Applied Digital Corporation
Opinion on Internal Control over Financial Reporting
We have audited Applied Digital Corporation's (the “Company”) internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of May 31, 2026 and the related consolidated statements of operations, changes in temporary equity and stockholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended May 31, 2026 of the Company, and our report dated July 29, 2026 expressed an unqualified opinion on those financial statements.
Explanatory Paragraph – Excluded Subsidiary
As described in “Management’s Annual Report on Internal Control over Financial Reporting”, management has excluded its subsidiary, Ekso Bionics Holdings, Inc., from its assessment of internal control over financial reporting as of May 31, 2026 because this entity was acquired by the Company in a business combination during the year ended May 31, 2026. We have also excluded Ekso Bionics Holdings, Inc. from our audit of internal control over financial reporting. This subsidiary’s combined total assets and total revenues represent approximately 0.2% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2026.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
July 29, 2026

Item 9B. Other Information
None.
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
The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item 11 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 will be included in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and such disclosure is incorporated herein by reference.
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

3.1.10
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on August 14, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

3.1.11
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on September 11, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2025).

3.1.12
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on September 25, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2025).

3.1.13
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on October 14, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2025).

3.1.14
Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series G Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on October 21, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2025).

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
3.4
Certificate of Amendment, dated November 6, 2025, to the Second Amended and Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2025).

4.1
Right of First Refusal and Co-Sale Agreement, dated as of April 15, 2021, by and between the Company, the Key Holders and Investors (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

4.2
Right of First Refusal and Co-Sale Agreement, dated as of July 30, 2021, by and between the Company, the Key Holders and Investors. (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

4.3	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2024).
4.4	Form of Subscription Agreement. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).
4.5	Form of Warrant. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2024).
4.6
Indenture, dated as of November 4, 2024, between Applied Digital Corporation and Wilmington Trust, National Association, as trustee, relating to the 2.75% convertible senior notes (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2024).

4.7	Form of note representing the 2.75% Convertible Senior Notes due 2030 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2024).
4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).
4.9†
Form of Restricted Stock Unit Award Agreement, by and between the Company and Laura Laltrello (Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8, filed with the SEC on January 6, 2025).

4.1
Warrant, dated February 27, 2025, by and between Applied Digital Corporation and STB Applied Holdings LLC (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on April 14, 2025).

4.11	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).
4.12
Indenture, dated as of November 20, 2025, among APLD ComputeCo LLC, APLD HPC Holdings 2 LLC, the Subsidiary Guarantors as defined therein and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 9.250% senior secured notes (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 20, 2025).

4.13	Form of Note representing the 9.250% Senior Secured Notes due 2030 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2025).
4.14
Indenture, dated as of March 10, 2026, among APLD ComputeCo 2 LLC, the Subsidiary Guarantors as defined therein and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 6.750% senior secured notes (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2026).

4.15	Form of Note representing the 6.750% Senior Secured Notes due 2031 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2026).
4.16*	Description of Securities.
10.1
Master Professional Services Agreement between Ulteig Engineers, Inc. and APLD Hosting, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 13, 2021).

10.2#
Service Framework Agreement, dated July 5, 2021, by and between APLD Hosting, LLC and JointHash Holding Limited (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.3#
Amended and Restated Electric Services Agreement, dated September 13, 2021, by and between APLD Hosting, LLC and [Redacted] (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.4
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

10.6#
Master Hosting Agreement, dated as of September 20, 2021, by and between APLD Hosting, LLC and F2Pool Mining, Inc. (Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.7#
Master Hosting Agreement, dated as of October 12, 2021, by and between APLD Hosting, LLC and Hashing LLC. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.8
Services Agreement, effective as of October 12, 2021, by and among Applied Blockchain, LTD and Xsquared Holding Limited. (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 2, 2021).

10.9†	2022 Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.9.1†	Form of Employee Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.9.2†	Form of Restricted Stock Unit Award Agreement (Employees). (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.9.3†	Form of Restricted Stock Unit Award Agreement (Consultants). (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.9.4†	Amendment to 2022 Incentive Plan (Incorporated by reference to Exhibit 10.12.4 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.10†	2022 Non-Employee Director Stock Plan. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.10.1†
First Amendment to the 2022 Non-Employee Director Stock Plan, dated April 4, 2023. (Incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on August 2, 2023).

10.10.2	Form of Director Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-8, filed with the SEC on June 17, 2022).
10.11#
Limited Liability Company Agreement, dated as of January 6, 2022, by and between the Company and Antpool Capital Asset Investment L.P. (Incorporated by reference to Exhibit 10.14 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 24, 2022).

10.12†
Employment Agreement, effective as of November 1, 2021, by and between the Company and Wes Cummins. (Incorporated by reference to Exhibit 10.15 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 24, 2022).

10.12.1†
Amendment No. 1 to Executive Employment Agreement, dated as of September 25, 2023, by and between the Company and Wes Cummins. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2023).

10.13†
Employment Agreement, effective as of November 1, 2021, by and between the Company and David Rench. (Incorporated by reference to Exhibit 10.16 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, filed with the SEC on January 24, 2022).

10.13.1†
Amendment No. 1 to Executive Employment Agreement, dated as of September 25, 2023, by and between the Company and David Rench. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2023).

10.14
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

10.16
Loan Agreement dated as of March 11, 2022 by and between APLD Hosting, LLC, Vantage Bank Texas and Applied Blockchain, Inc. (Incorporated by reference to Exhibit 10.20 to Amendment No. 6 the Company's Registration Statement on Form S-1, filed with the SEC on April 12, 2022).

10.17
Continuing Guaranty Agreement dated as of March 11, 2022 by Applied Blockchain, Inc. for the benefit of Vantage Bank Texas. (Incorporated by reference to Exhibit 10.21 to Amendment No. 6 the Company's Form S-1, filed with the SEC on April 12, 2022).

10.18
Letter between Applied Blockchain, Inc. and Xsquared Holding Limited dated June 6, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2022).

10.19
Hosting Agreement, dated as of July 12, 2022, by and between Marathon Digital Holdings, Inc. and Applied Blockchain, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 12, 2022).

10.20
Loan Agreement, dated as of July 25, 2022, by and among APLD Hosting, LLC, Starion Bank, and Applied Blockchain, Inc. as Guarantor. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2022).

10.21
Security Agreement, dated of July 25, 2022, by and between APLD Hosting, LLC and Starion Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2022).

10.22
Security Agreement, dated of July 25, 2022, by and among APLD Hosting, LLC, Applied Blockchain, Inc., as Grantor, and Starion Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2022).

10.23
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

10.25#
Loan Agreement, dated as of February 16, 2023 by and among APLD ELN-01 LLC, Starion Bank, and Applied Digital Corporation as Guarantor. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.26#
Security Agreement, dated as of February 16, 2023 by and between APLD ELN-01 LLC and Starion Bank. (Incorporated by referenced to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.27
Security Agreement, dated as of February 16, 2023 by and among APLD ELN-01 LLC, Applied Digital Corporation and Starion Bank. (Incorporated by referenced to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.28
Unlimited Commercial Corporate Guaranty of Applied Digital Corporation dated as of February 16, 2023. (Incorporated by referenced to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.29†	Form of Amendment No. 1 to Restricted Stock Unit Award. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2023).
10.30†	Form of Amendment No. 1 to Performance Stock Unit Award. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 28, 2023).
10.31
Form of Indemnification Agreement by and between Applied Digital Corporation and individual directors or officers. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on January 16, 2024).

10.32
Unsecured Promissory Note, dated January 30, 2024, issued by the Company and payable to AI Bridge Funding LLC. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2024).

10.32.1
Waiver, Consent and Amendment by and between the Company and AI Bridge Funding LLC, dated March 27, 2024. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

10.32.2
Amendment No. 2 to Unsecured Promissory Note, dated April 26, 2024, by and between Applied Digital Corporation and AI Bridge Funding LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2024).

10.33#
Loan Agreement, dated as of February 28, 2024, by and between APLD GPU-01, LLC and Cornerstone Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.34
Security Agreement, dated as of February 28, 2024, by and between APLD GPU-01, LLC and Cornerstone Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.35
Form of Guaranty Agreement, dated as of February 28, 2024, made by each of Applied Digital Corporation, SAI Computing, LLC and APLD Hosting, LLC in favor of Cornerstone Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.36
Consent to Transfer Interest in Real Property Subject to Mortgage and Subordination Agreement, dated as of February 28, 2024, made by Starion Bank, in favor of APLD Hosting, LLC. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.37#
Collateral Assignment of Customer GPU Contracts and Consent, dated as of February 28, 2024, by Applied Digital Corporation, in favor of Cornerstone Bank. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2024).

10.38%
Purchase and Sale Agreement, dated March 14, 2024, by and between APLD - Rattlesnake Den I LLC and Mara Garden City LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2024).

10.39
Prepaid Advance Agreement by and between Applied Digital Corporation and YA II PN, LTD., dated March 27, 2024. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

10.4
Convertible Promissory Note issued by Applied Digital Corporation and payable to YA II PN, LTD., dated March 27, 2024. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

10.41
Guaranty made by APLD-ELN-02 LLC in favor of YA II PN, LTD., dated March 27, 2024. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

10.42
Convertible Promissory Note issued by Applied Digital Corporation and payable to YA II PN, LTD., dated April 24, 2024. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2024).

10.43
Cooperation and Standstill Agreement, dated as of April 30, 2024, by and between Applied Digital Corporation, a Nevada Corporation, and Oasis Management Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2024).

10.44
Services Agreement, dated as of May 16, 2024, by and between Applied Digital Corporation and Preferred Shareholder Services, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

10.45
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

10.47
Guaranty made by APLD-ELN-02 LLC in favor of YA II PN, LTD., dated May 24, 2024. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2024).

10.48
Amendment by and between the Company and YA II PN, LTD., dated May 24, 2024. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2024).

10.49#
Promissory Note, dated June 7, 2024, issued by APLD Holdings 2 LLC and payable to CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.50 .
Parent Guaranty, dated June 7, 2024, issued by Applied Digital Corporation in favor of CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.51%
Guarantee and Collateral Agreement, dated June 7, 2024, by and among APLD Hosting, LLC, APLD ELN-01 LLC, APLD ELN-02 LLC, APLD Holdings 1 LLC, APLD Holdings 2 LLC, APLD ELN-02 Holdings LLC and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.52
Consent, Waiver and First Amendment to Prepaid Advance Agreements, dated June 7, 2024, by and between Applied Digital Corporation and YA II PN, LTD. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).

10.53
Registration Rights Agreement, dated June 7, 2024, by and between Applied Digital Corporation and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.54
Security Agreement, dated June 21, 2024, by and between Applied Digital Cloud Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.55
Waiver Agreement, dated August 11, 2024, by and between APLD Holdings 2 LLC and CIM APLD Lender Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2024).

10.56
Standby Equity Purchase Agreement, dated August 28, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.57
First Amendment to the Standby Equity Purchase Agreement, dated August 29, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024).

10.58	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.59	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.60 .	Irrevocable Proxy, dated August 30, 2024, by YA II PN, LTD (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).
10.61
Consent, Waiver and Second Amendment to Prepaid Advance Agreements, dated August 21, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).

10.62
Consent, Waiver and Third Amendment to Prepaid Advance Agreements, dated August 29, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on August 30, 2024).

10.63	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 10, 2024).
10.64	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 10, 2024).
10.65
Dealer Manager Agreement, dated September 23, 2024, by and between Applied Digital Corporation and Preferred Capital Securities, LLC (Incorporated by reference to Exhibit 10.70 to the Company's Registration Statement on Form S-1, filed with the SEC on September 23, 2024).

10.66
Amended and Restated Services Agreement, dated September 23, 2024, by and between Applied Digital Corporation and Preferred Shareholder Services, LLC (Incorporated by reference to Exhibit 10.71 to the Company's Registration Statement on Form S-1, filed with the SEC on September 23, 2024).

10.67	Form of Selected Dealer Agreement (Incorporated by reference to Exhibit 10.72 to the Company's Registration Statement on Form S-1, filed with the SEC on September 23, 2024).
10.68
First Amendment to Promissory Note and Waiver Agreement, dated October 8, 2024, by and between APLD Holdings 2 LLC and CIM APLD Lender Holdings, LLC (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2024).

10.69†
Restricted Stock Unit Award, dated October 10, 2024, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on January 14, 2025).

10.70 .
Letter Agreement, dated October 16, 2024, by and between Applied Digital Corporation and YA II PN, LTD (Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on January 14, 2025).

10.71†
Restricted Stock Unit Award, dated October 17, 2024, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on January 14, 2025).

10.72†
Restricted Stock Unit Award, dated November 15, 2024, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on January 14, 2025).

10.73†
Mohmand Offer Letter, dated October 11, 2024, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.74†
Amendment No. 2 to Executive Employment Agreement, dated October 15, 2024, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.75†
Executive Employment Agreement, dated October 10, 2024, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on October 15, 2024).

10.76	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 5, 2024).
10.77†
Offer Letter, dated November 15, 2024, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).

10.78†	Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.79†	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.80†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.81†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.82†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.83†	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.84#
Promissory Note, dated November 27, 2024, issued by APLD ELN-02 Holdings LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.85
Limited Parent Guarantee, dated November 27, 2024, issued by APLD Holdings 2 LLC in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.86%
Guarantee and Collateral Agreement, dated November 27, 2024, by and among APLD ELN-02 Holdings LLC, APLD ELN-02 LLC, APLD ELN-02 A LLC, APLD ELN-02 B LLC, APLD ELN-02 C LLC and Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.87
Pledge Agreement, dated November 27, 2024, issued by APLD Holdings 2 LLC in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on December 2, 2024).

10.88†
Offer Letter, effective November 27, 2024, by and between Applied Digital Corporation and Laura Laltrello (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 4, 2024).

10.89†
Performance Stock Unit Award, dated January 7, 2025, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 8, 2025).

10.90†
Performance Stock Unit Award, dated January 7, 2025, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 8, 2025).

10.91†
Performance Stock Unit Award, dated January 7, 2025, by and between Applied Digital Corporation and David Rench (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on January 8, 2025).

10.92%
Unit Purchase Agreement, dated January 13, 2025, by and among Applied Digital Corporation, APLD HPC Holdings LLC and MIP VI Holdings II, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 14, 2025).

10.93%
Credit and Guaranty Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors, the Lenders and Sumitomo Mitsui Banking Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.94
Pledge Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, APLD HPC TopCo LLC and Sumitomo Mitsui Banking Corporation (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.95
Parent Guarantee, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, Applied Digital Corporation and Sumitomo Mitsui Banking Corporation (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.96%
Collateral Agency, Security and Depositary Agreement, dated as of February 11, 2025, by and among APLD HPC Holdings LLC, the Subsidiary Guarantors and Sumitomo Mitsui Banking Corporation (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.97%
First Amendment to Unit Purchase Agreement, dated February 11, 2025, by and between Applied Digital Corporation, APLD HPC Holdings LLC, APLD HPC TopCo LLC, and MIP VI HPC Holdings, LLC (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on February 13, 2025).

10.98†
Transition Agreement, dated February 18, 2025, by and between the Company and David Rench (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 21, 2025).

10.99†
Separation Agreement, dated February 20, 2025, by and between the Company and Michael Maniscalco (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on February 21, 2025).

10.100%	Form of Preferred Equity Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 1, 2025)
10.101#%
Building 2 Datacenter Lease, dated May 28, 2025, by and between APLD ELN-02 LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).

10.102#%
Building 3 Datacenter Lease, dated May 28, 2025, by and between APLD ELN-03 LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).

10.103%
Registration Rights Agreement, dated May 28, 2025, by and between Applied Digital Corporation and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).

10.104%
Letter Agreement, dated May 28, 2025, by and between Applied Digital Corporation and Coreweave, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2025).

10.105†#%
Employment Agreement, dated August 1, 2025, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2025).

10.106
Form of First Amendment to Preferred Equity Purchase Agreement, dated August 14, 2025, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

10.107%
Building 4 Datacenter Lease, dated August 28, 2025, by and between APLD ELN-02 C LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on September 3, 2025).

10.108#
Promissory Note, dated September 9, 2025, issued by APLD FAR-01 LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2025).

10.109
Parent Guarantee, dated September 9, 2025, issued by Applied Digital Corporation in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2025).

10.110%
Guarantee and Collateral Agreement, dated September 9, 2025, by and among APLD FAR-01 LLC, APLD FAR Holdings LLC, APLD FAR-02 LLC, and Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2025).

10.111%
Form of Second Amendment to Preferred Equity Purchase Agreement, dated September 11, 2025, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2025).

10.112%
Third Amendment to Preferred Equity Purchase Agreement, dated October 7, 2025, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 9, 2025).

10.113%
Amended and Restated Unit Purchase Agreement, dated October 3, 2025, by and among Applied Digital Corporation, APLD HPC TopCo LLC, APLD HPC TopCo 2 LLC and MIP HPC Holdings, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2025).

10.114#%
Amended and Restated Limited Liability Company Agreement of APLD HPC Topco 2 LLC, dated October 6, 2025, by and among APLD Holdings 2 LLC and MIP HPC Holdings, LLC, and solely for limited purposes as set forth therein, Macquarie Infrastructure Partners VI SCSp, Macquarie Infrastructure Partners VI, L.P. and Applied Digital Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2025).

10.115
Registration Rights Agreement, dated October 6, 2025, by and between Applied Digital Corporation, MIP VI DC REIT AIV, L.P. and MIP VI REIT AIV, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2025).

10.116
Form of Fourth Amendment to Preferred Equity Purchase Agreement, dated October 21, 2025, by and between the Company and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2025).

10.117
First Amendment to the Applied Digital Corporation 2024 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2025).

10.118#%
Promissory Note, dated December 18, 2025, issued by APLD DevCo LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2025).

10.119#
Parent Guarantee, dated December 18, 2025, issued by Applied Digital Corporation in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2025).

10.120#%
Guarantee and Collateral Agreement, dated December 18, 2025, by APLD DevCo LLC, APLD Intermediate HoldCo LLC, and the other Grantors defined therein in favor of Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2025).

10.121†
Performance Stock Unit Award, dated January 6, 2026, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.122†
Restricted Stock Unit Award, dated January 6, 2026, by and between Applied Digital Corporation and Wes Cummins (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.123†
Amendment to the Employment Agreement, dated August 1, 2025, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2026).

10.124†
Performance Stock Unit Award, dated February 6, 2026, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).

10.125†
Performance Stock Unit Award, dated February 6, 2026, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).

10.126†
Restricted Stock Unit Award, dated February 6, 2026, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).

10.127†
Restricted Stock Unit Award, dated February 6, 2026, by and between Applied Digital Corporation and Saidal Mohmand (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2026).

10.128#
Contribution and Exchange Agreement, dated February 15, 2026, by and among Ekso Bionics Holdings, Inc., APLD ChronoScale Holdco LLC, APLD Intermediate Holdco LLC, and Applied Digital Cloud Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.129
Form of Investor Rights Agreement by and between ChronoScale Corporation and APLD ChronoScale Holdco LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2026).

10.130
Amendment No. 1, effective as of February 24, 2026, to the Promissory Note, dated December 18, 2025, issued by APLD DevCo LLC and payable to Macquarie Equipment Capital, Inc. (Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on April 8, 2026).

10.131
Guarantee, dated February 26, 2026, by Applied Digital Corporation in favor of The Babcock & Wilcox Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 4, 2026).

10.132†
Amended and Restated Performance Stock Unit Award, by and between Applied Digital Corporation and Jason Zhang (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on For 8-K/A, filed with the SEC on March 13, 2026).

10.133#%
Unconditional Springing Guaranty of Payment and Performance, dated March 30, 2026, by and between APLD ELN-02 LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on April 1, 2026).

10.134#%
Unconditional Springing Guaranty of Payment and Performance, dated March 30, 2026, by and between APLD ELN-03 LLC and CoreWeave, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the SEC on April 1, 2026).

10.135#
Assignment, Assumption and Consent, dated March 30, 2026, by and among APLD ELN-03 LLC, CoreWeave, Inc. and CoreWeave Compute Acquisition Co. VIII, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A, filed with the SEC on April 1, 2026).

10.136#%
Securities Purchase Agreement by and between ChronoScale Corporation and Applied Digital Corporation, dated May 1, 2026 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2026).

10.137†#%
Management Advisory and Corporate Services Agreement, by and between ChronoScale Corporation and Applied Digital Corporation, dated May 5, 2026 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2026).

10.138%
Investor Rights Agreement, by and between ChronoScale Corporation and APLD ChronoScale HoldCo LLC, dated May 5, 2026 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2026).

19.1*	Amended and Restated Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP
24.1*	Power of Attorney (contained on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
97.1†	Compensation Recovery Policy. (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K, filed with the SEC on August 30, 2024)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on July 29, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Wes Cummins	Chief Executive Officer and Chairman	July 29, 2026
Wes Cummins	(Principal Executive Officer)

/s/ Saidal Mohmand	Chief Financial Officer	July 29, 2026
Saidal Mohmand	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chuck Hastings	Director	July 29, 2026
Chuck Hastings

/s/ Douglas Miller	Director	July 29, 2026
Douglas Miller

/s/ Richard Nottenburg	Director	July 29, 2026
Richard Nottenburg

/s/ Rachel Lee	Director	July 29, 2026
Rachel Lee

/s/ Ella Benson	Director	July 29, 2026
Ella Benson