Form 10-Q
period 2026-08-31
Applied Digital Corp.
filed 2026-10-07
CIK 1144879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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
As of October 6, 2026, 302,387,140 shares of common stock, $0.001 par value, were outstanding.

		Page
Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of August 31, 2026 and May 31, 2026 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended August 31, 2026 and August 31, 2025 (unaudited)	2
	Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity for the three months ended August 31, 2026 and August 31, 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2026 and August 31, 2025 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

Part II - Other Information

Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
Signatures		58

Part I - Financial Information
Item 1. Financial Statements
APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value data)

	August 31, 2026	May 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$2,949,909	$1,591,988
Restricted cash	313,385	2,381,027
Accounts receivable	114,110	56,309
Prepaid expenses and other current assets (1)	685,638	613,692
Current assets held for sale	19,366	19,841
Total current assets	4,082,408	4,662,857
Property and equipment, net	6,330,411	4,236,300
Operating lease right of use assets, net	72,250	76,922
Finance lease right of use assets, net	109,887	122,523
Other assets	1,112,220	830,710
TOTAL ASSETS	$11,707,176	$9,929,312

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$336,865	$395,474
Accrued liabilities	850,355	548,493
Current portion of operating lease liability	19,199	18,484
Current portion of finance lease liability	43,490	47,585
Current portion of debt	112,645	16,422
Customer deposits	16,752	16,752
Deferred revenue	39,217	4,666
Due to customer	11,448	10,065
Current liabilities held-for-sale	4,988	7,426
Other current liabilities	158,273	97,489
Total current liabilities	1,593,232	1,162,856
Long-term deferred revenue	107	—
Long-term portion of operating lease liability	41,670	47,178
Long-term portion of finance lease liability	2,457	10,731
Long-term debt	6,263,947	4,959,516
Other long-term liabilities	5,432	5,454
Total liabilities	7,906,845	6,185,735
Commitments and contingencies (Note 18)
Temporary equity
Series E preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued and outstanding at August 31, 2026, and 276,673 shares issued and outstanding at May 31, 2026	—	6,306
Series E-1 preferred stock, $0.001 par value, 62,500 shares authorized, 61,831 shares issued and outstanding at August 31, 2026, and 61,909 shares issued and outstanding at May 31, 2026	56,373	56,460
Series G preferred stock, $0.001 par value, 1,030,000 shares authorized, 128,750 shares issued and outstanding at August 31, 2026, and no shares issued and outstanding at May 31, 2026	124,929	—
Redeemable noncontrolling interest	2,010,873	1,956,303
Stockholders' equity:
Common stock, $0.001 par value, 600,000,000 shares authorized, 304,232,295 shares issued and 297,066,995 shares outstanding at August 31, 2026, and 295,048,903 shares issued and 287,883,603 shares outstanding at May 31, 2026	305	296
Treasury stock, 7,165,300 shares at August 31, 2026 and 7,165,300 shares at May 31, 2026, at cost	(52,737)	(52,737)
Additional paid in capital	2,492,725	2,432,250
Accumulated deficit	(837,821)	(662,333)
Total stockholders’ equity attributable to Applied Digital Corporation	1,602,472	1,717,476
Noncontrolling interest	5,684	7,032
Total stockholders’ equity including noncontrolling interest	1,608,156	1,724,508
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY	$11,707,176	$9,929,312
(1)Includes a related party receivable of $59.3 million and $58.6 million as of August 31, 2026 and May 31, 2026, respectively. See Note 7 - Related Party Transactions for further discussion.
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	August 31, 2026	August 31, 2025
Revenue:
Services and other revenue	$262,755	$80,934
Data center rental and other revenue	79,120	—
Total revenue	341,875	80,934
Costs and expenses:
Services and other cost of revenue	245,709	58,831
Data center rental and other cost of revenue	43,862	140
Selling, general and administrative (1)	114,683	29,482
Loss on abandonment of assets	—	2,243
Total costs and expenses	404,254	90,696
Operating loss	(62,379)	(9,762)
Interest expense	77,383	8,013
Interest income (2)	(35,821)	(857)
Loss on change in fair value of derivatives	49,511	—
Loss on change in fair value of investment	11,352	—
Other expense, net	1,311	—
Net loss before income tax expense	(166,115)	(16,918)
Income tax expense	1,886	8
Net loss from continuing operations	(168,001)	(16,926)
Net loss from discontinued operations	(16,054)	—
Net loss	(184,055)	(16,926)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(51,484)	—
Preferred dividends	(1,543)	(1,576)
Net loss attributable to common stockholders	$(237,082)	$(18,502)

Net loss attributable to common stockholders
Continuing operations	$(221,028)	$(18,502)
Discontinued operations	(16,054)	—
Net loss attributable to common stockholders	$(237,082)	$(18,502)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.76)	$(0.07)
Discontinued operations	(0.06)	—
Basic and diluted net loss per share attributable to common stockholders	$(0.82)	$(0.07)

Basic and diluted weighted average number of shares outstanding	291,557,618	255,892,902
(1)Includes related party selling, general and administrative expense of $49.7 thousand and $74.3 thousand for the three months ended August 31, 2026 and August 31, 2025, respectively. See Note 7 - Related Party Transactions for further discussion of related party transactions.
(2)Includes related party income of $0.7 million for the three months ended August 31, 2026. See Note 7 - Related Party Transactions for further discussion of related party transactions.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended August 31, 2026
(In thousands, except share data)

	Temporary Equity			Permanent Equity
	Preferred Stock (1)		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balance, May 31, 2026	338,582	$62,766	$1,956,303	295,048,903	$296	(7,165,300)	$(52,737)	$2,432,250	$(662,333)	$1,717,476	$7,032	$1,724,508
Issuance of common stock from stock compensation plans	—	—	—	4,730,140	5	—	—	(5)	—	—	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	—	(99,413)	—	(99,413)	—	(99,413)
Issuance of Preferred Stock, net of costs	283,250	274,850	—	—	—	—	—	—	—	—	—	—
Conversion of Preferred Stock	(154,500)	(149,921)	—	4,453,252	4	—	—	149,917	—	149,921	—	149,921
Redemption of Preferred Stock	(276,751)	(6,393)	—	—	—	—	—	(603)	—	(603)	—	(603)
Preferred Stock dividends	—	—	—	—	—	—	—	(1,543)	—	(1,543)	—	(1,543)
Contributions from noncontrolling interest, net of costs	—	—	1,349	—	—	—	—	—	—	—	—	—
Noncontrolling interest preferred stock dividends	—	—	60,051	—	—	—	—	(60,051)	—	(60,051)	—	(60,051)
Stock-based compensation	—	—	—	—	—	—	—	69,164	—	69,164	—	69,164
Issuance of equity by subsidiary, net of costs	—	—	—	—	—	—	—	3,009	—	3,009	389	3,398
Net loss	—	—	(6,830)	—	—	—	—	—	(175,488)	(175,488)	(1,737)	(177,225)
Balance, August 31, 2026	190,581	$181,302	$2,010,873	304,232,295	$305	(7,165,300)	$(52,737)	$2,492,725	$(837,821)	$1,602,472	$5,684	$1,608,156
(1)See Note 16 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Unaudited)
For the Three Months ended August 31, 2025
(In thousands, except share data)

	Temporary Equity		Permanent Equity
	Preferred Stock (1)		Common Stock		Treasury Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, May 31, 2025	442,158	$136,037	234,200,868	$230	(9,291,199)	$(31,400)	$1,009,913	$(481,055)	$497,688
Issuance of common stock from stock compensation plans	—	—	897,022	1	—	—	(1)	—	—
Tax payments for restricted stock upon vesting	—	—	—	—	—	—	(4,497)	—	(4,497)
Issuance of Preferred Stock, net of costs	180,000	170,396	—	—	—	—	—	—	—
Shares issued in offering, net of costs	—	—	15,320,373	15	—	—	190,406	—	190,421
Conversion of warrants	—	—	188	—	—	—	1	—	1
Issuance of warrants, at fair value	—	—	—	—	—	—	121,204	—	121,204
Conversion of Series G	(258,000)	(242,480)	28,165,650	28	—	—	242,452	—	242,480
Preferred stock dividends	—	—	—	—	—	—	(1,576)	—	(1,576)
Preferred stock redemption	(225)	(225)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	15,465	—	15,465
Net loss	—	—	—	—	—	—	—	(16,926)	(16,926)
Balance, August 31, 2025	363,933	$63,728	278,584,101	$274	(9,291,199)	$(31,400)	$1,573,367	$(497,981)	$1,044,260
(1)See Note 16 - Temporary Equity for further discussion of preferred stock activity.

See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
For the Three Months ended August 31, 2026 and August 31, 2025

	Three Months Ended
	August 31, 2026	August 31, 2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(184,055)	$(16,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,912	4,152
Stock-based compensation	66,499	15,465
Lease expense	6,517	5,381
Loss on change in fair value of derivatives	49,511	—
Loss on change in fair value of investment	11,352	—
Amortization of debt issuance costs	5,896	4,851
Loss on classification of held for sale	14,126	—
Loss on abandonment of assets	—	2,243
Gain on change in fair value of warrants	(22)	—
Changes in operating assets and liabilities:
Accounts receivable	(56,977)	(29,525)
Prepaid expenses and other current assets	(47,786)	(6,962)
Customer deposits	107	627
Deferred revenue	34,480	(2,316)
Accounts payable	(7,981)	(77,784)
Accrued liabilities	106,701	28,684
Due to customer	1,383	(1,753)
Lease assets and liabilities	5,856	(9,598)
Other current liabilities	1,886	—
Other assets	14,516	1,930
CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	63,921	(81,531)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment and other assets	(2,074,698)	(249,914)
Investment in companies	(8,181)	—
CASH FLOW USED IN INVESTING ACTIVITIES	(2,082,879)	(249,914)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of finance leases	(14,252)	(29,932)
Borrowings of long-term debt	1,648,500	65
Draw on revolver	82,390	—
Repayments of long-term debt	(315,932)	(2,416)
Payment of deferred financing costs	(28,879)	(1)
Tax payments for restricted stock upon vesting	(99,413)	(4,497)
Noncontrolling interest issuance contributions	1,349	—
Proceeds from issuance of common stock	—	196,366
Common stock issuance costs	—	(5,945)
Proceeds from issuance of preferred stock	274,999	175,000
Preferred stock issuance costs	(149)	(4,604)
Redemption of preferred stock	(6,996)	(225)
Dividends issued on preferred stock	(1,543)	(1,576)
Exercise of warrants	—	1
Issuance of equity by subsidiary, net of costs	3,398	—
CASH FLOW PROVIDED BY FINANCING ACTIVITIES	$1,543,472	$322,236

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	$(475,486)	$(9,209)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	4,153,431	123,318
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD, INCLUDING CASH FROM DISCONTINUED OPERATIONS	3,677,945	114,109
Less: CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM DISCONTINUED OPERATIONS	2	—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH FROM CONTINUED OPERATIONS	$3,677,943	$114,109

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) (In thousands)
For the Three Months ended August 31, 2026 and August 31, 2025

	Three Months Ended
	August 31, 2026	August 31, 2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$242,852	$9,039
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating right-of-use assets obtained by lease obligation	$5,497	$—
Finance right-of-use assets obtained by lease obligation	$—	$3,966
Property and equipment in accounts payable and accrued liabilities	$142,284	$132,113
Conversion of preferred stock to common stock	$149,921	$242,480
Issuance of warrants, at fair value	$—	$121,204
Non-cash dividends paid in-kind	$60,051	$—
See accompanying notes to the unaudited condensed consolidated financial statements

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026

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
All references to “Applied Digital Corporation,” “we,” “us,” “our” or the “Company” mean Applied Digital Corporation and its subsidiaries.
Principles of Consolidation
The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements on Form 10-K have been condensed or omitted. The unaudited condensed consolidated balance sheet as of May 31, 2026 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements.
The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary or entities that meet the definition of a voting interest entity (“VOE”). The Company consolidates a VIE where it has been determined that the Company is the primary beneficiary of the entity's operation in accordance with ASC Topic 810, Consolidations. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its variable interest holders. The Company also evaluates its economic interests in the VIE. See Note 12 - Variable Interest Entities for additional information related to the consolidation of investments. Intercompany accounts and transactions have been eliminated.
The Company consolidates the results of ChronoScale Holdings Corporation, the Company’s majority owned subsidiary (“ChronoScale”) under the voting interest model because the Company holds a controlling financial interest in ChronoScale. The ownership interests in ChronoScale not attributable to the Company are presented as noncontrolling interests in the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
In the Company’s opinion, all necessary adjustments have been made for the fair presentation of the results of the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. For further information, please refer to and read these interim unaudited condensed consolidated financial statements in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2026 filed with the SEC on July 29, 2026.
2.    Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies included in the Annual Report on Form 10-K for the year ended May 31, 2026, except as disclosed herein.
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
For the Three Months Ended August 31, 2026
redeemable noncontrolling interest. Although these estimates are based on historical facts and various other assumptions that the Company believes are reasonable, actual results could differ from those estimates.
Revenue Recognition
ChronoScale Revenue
Revenue associated with ChronoScale is accounted for under ASC 606. ChronoScale, a VOE consolidated by the Company in accordance with ASC 810, provides managed cloud infrastructure services to customers, such as artificial intelligence and machine learning developers, to help develop their advanced products. Customers pay a fixed rate to ChronoScale in exchange for managed cloud services supported by provided equipment. Revenues are recognized based on the fixed rate, net of any credits for non-performance, over the term of the agreements. During the three months ended August 31, 2026, the Company also completed certain one-time resale arrangements involving AI infrastructure, or GPU-related, hardware and ancillary support and maintenance services. Revenues from GPU hardware sales were recognized at a point-in-time, generally when control of the hardware transferred to the customer. Revenues from the related support and maintenance services were recognized on a net basis at a point-in-time, as the Company acted as an agent in the selling arrangement.
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
Prior to the May 2026 business combination transaction (“Business Combination”) with Ekso Bionics Holdings, Inc., the Company identified its cloud services business operated through the Company’s wholly owned subsidiary Applied Digital Cloud Corporation (the “Cloud Services Business”) as a reportable segment. Following the transaction, pursuant to which the Cloud Services Business was contributed to Ekso Bionics Holdings, Inc. and became part of ChronoScale, ChronoScale is consolidated into the Company's financial statements; however, it is no longer identified by the Company as an operating or reportable segment because its activities are managed by a separate management team and its operating results are not regularly reviewed by the Company's CODM for purposes of resource allocation and performance assessment.
The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and segment profit (loss), on a consolidated basis and for each of the Company's reportable segments. Operating results by segment include costs or expenses directly attributable to each segment, which include services and other cost of revenue, data center rental and other cost of revenue, and selling, general, and administrative expenses.
The Company does not allocate interest expense, interest income, loss on change in fair value of derivatives, loss on change in fair value of investment, other expense, net or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance.
The Data Center Hosting Business operates data centers to provide energized space to crypto mining customers. Customer-owned hardware is installed in the Company’s facilities and the Company provides operational and maintenance services for a fixed fee.
The HPC Hosting Business designs, constructs, and operates next-generation data centers, which are designed to provide massive computing power and support HPC applications within a cost-effective model.
See Note 2 - Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2026, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.
Reclassifications
During the quarter ended August 31, 2025, the Cloud Services Business was presented as discontinued operations and held for sale. However, during the quarter ended February 28, 2026, the Company determined that the Cloud Services Business

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
no longer qualified for held-for-sale and discontinued operations accounting as a result of entering into the Contribution and Exchange Agreement with Ekso Bionics Holdings, Inc. ("Ekso") pursuant to which the Cloud Services Business became a wholly owned subsidiary of Ekso. As a result, the Cloud Services Business was reclassified to continuing operations, with its assets and liabilities returned to their respective held-and-used balance sheet line items and prior-period financial statements retrospectively revised to reflect this presentation.
The Company has revised the presentation of revenue and cost of revenue within the unaudited condensed consolidated statements of operations to separately present services and other revenue and cost of revenue and data center rental and other revenue and cost of revenue. Prior period amounts have been reclassified to conform to the current period presentation. These presentation changes had no impact on previously reported total revenue, total cost of revenue, or net loss.
During the quarter ended August 31, 2026, the Company has separately presented interest expense and interest income in its unaudited condensed consolidated statements of operations as the individual amounts are material. Prior period amounts have been reclassified to conform to the current period presentation. These presentation changes had no impact on previously reported net loss.
Cash, Cash Equivalents, and Restricted Cash
The Company’s restricted cash balances consist of debt service reserves and letters of credit secured by cash. The debt service reserves are held in separate accounts and are to be used to fund interest and principal on senior secured notes during construction. See further discussion in Note 9 - Debt. These balances are held in a combination of money market funds and demand deposit accounts, each of which the Company considers to be Level 1 which the Company believes approximates fair value.
Cash, cash equivalents, and restricted cash within the unaudited condensed consolidated balance sheets that are included in the unaudited condensed consolidated statements of cash flows as of August 31, 2026 and May 31, 2026 were as follows (in thousands):

	August 31, 2026	May 31, 2026
Cash and cash equivalents	$2,949,909	$1,591,988
Restricted cash	313,385	2,381,027
Restricted cash included in other assets	414,649	180,415
Total cash, cash equivalents, and restricted cash	$3,677,943	$4,153,430
Assets Held For Sale
The Company generally considers assets to be held for sale when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) management has initiated an active program to locate a buyer or buyers and other actions required to complete the plan to sell the disposal group, (iv) the sale of the property within one year is considered probable, (v) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value and (vi) significant changes to the plan to sell are not expected. Property classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell in accordance with ASC 360, Property, Plant and Equipment - Impairment or Disposal of Long-Lived Assets. As of August 31, 2026, the Ekso business at ChronoScale met the held for sale criteria and was classified as such on the unaudited condensed consolidated balance sheet (see Note 6 - Discontinued Operations) as well as $14.4 million of certain corporate assets. The sale of the Ekso business was completed on September 30, 2026. Refer to Note 21 - Subsequent Events for additional information regarding the sale of the Ekso business.
Discontinued Operations
The Company deems it appropriate to classify a business as a discontinued operation if the related disposal group meets all the following criteria: (i) the disposal group is a component of the Company, (ii) the component meets the held-for-sale criteria, and (iii) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results. As of August 31, 2026, the Ekso business at ChronoScale was deemed to be discontinued

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
operations due to meeting all three criteria (see Note 6 - Discontinued Operations). The sale of the Ekso business was completed on September 30, 2026. Refer to Note 21 - Subsequent Events for additional information regarding the sale of the Ekso business.
Recent Accounting Pronouncements
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
In April 2026, the FASB issued ASU 2026‑01, Equity (Topic 505): Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock. The ASU provides guidance on the initial measurement of paid‑in‑kind (“PIK”) dividends on equity‑classified preferred stock and does not affect the timing of dividend recognition. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU may have on the Company's consolidated financial statements and plans to adopt this pronouncement beginning with its fiscal year beginning June 1, 2027.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
3.    Business Combination
On May 5, 2026, the Company, through APLD ChronoScale HoldCo LLC, a wholly owned subsidiary, (“Contributor”), completed the Business Combination pursuant to which Contributor contributed 100% of the equity interests of Applied Digital Cloud (“Cloud”) to Ekso Bionics Holdings, Inc. (“Ekso”), a publicly traded company, in exchange for shares of Ekso common stock (the "May 2026 transaction"). Although Ekso was the legal acquirer, Cloud was identified as the accounting acquirer and the transaction was accounted for as a reverse acquisition under ASC 805, Business Combinations. Following the closing of the transaction, Ekso was renamed ChronoScale Corporation.
As a result of the transaction, at closing, the Company owned approximately 97% of ChronoScale’s outstanding common stock, and legacy Ekso shareholders retained approximately 3% (before giving effect to any dilution from new investments) which represents a noncontrolling interest in ChronoScale. As of August 31, 2026, the Company owns approximately 96% of ChronoScale’s outstanding common stock.
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
For the Three Months Ended August 31, 2026
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
The fair value of acquired intangible assets consists of Ekso's developed technology and trade name. The valuations of the developed technology and trade name were performed by a third-party valuation specialist using the relief-from-royalty method. Refer to Note 6 - Discontinued Operations — Loss on Impairment of Net Assets Held for Sale for information regarding ChronoScale’s impairment loss of its net assets held for sale for the three months ended August 31, 2026.
In connection with the transaction, ChronoScale arranged a private investment in public equity (“PIPE”), which refers to a private placement of ChronoScale’s equity to select investors concurrent with closing. Pursuant to the PIPE Agreement, ChronoScale agreed to issue and sell 1,311,407 shares of its common stock to Contributor at a price of $12.01 per share, resulting in aggregate gross proceeds of approximately $15.7 million with $0.8 million in offering costs.
The Business Combination resulted in the recognition of goodwill of approximately $54.5 million, which is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired. The goodwill is primarily attributed to the expected operational synergies, assembled workforce, public company platform benefits, and

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
other intangible benefits that do not qualify for separate recognition. The goodwill was assigned to ChronoScale, which was expected to benefit from the synergies of the acquisition. As of May 31, 2026, ChronoScale was not a separate reportable segment under ASC 280, although the Cloud Business had previously been presented as a reportable segment. The assigned goodwill is included within the reporting unit used for goodwill impairment testing. The Company expects that $0.5 million of goodwill will be deductible for tax purposes.
As the fair value of the acquired assets and assumed liabilities are subject to change during the measurement period, up to one year from the acquisition date, ChronoScale recorded a measurement adjustment which reduced goodwill by approximately $0.1 million to approximately $54.4 million.
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
The following unaudited pro forma financial information presents the combined results of operations as if the acquisition had occurred on June 1, 2025. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had occurred as of that date, nor is it intended to project future results.

Three Months Ended
August 31, 2025
Pro forma revenue	$82,991
Pro forma net loss	$(19,635)
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
4.    Property and Equipment
Property and equipment consisted of the following as of August 31, 2026 and May 31, 2026 (in thousands):

	Estimated Useful Life	August 31, 2026	May 31, 2026
Networking equipment, electrical equipment, and software	3 years - 5 years	$40,425	$38,669
Mechanical infrastructure	20 years	194,896	71,939
Electrical infrastructure	15 years	237,495	104,491
Electric generation and transformers	15 years - 30 years	344,021	188,110
Land and building
Building	39 years	471,239	279,308
Building improvements	15 years - 25 years	1,085,386	682,348
Land		150,363	59,713
Land improvements	15 years	109,095	43,786
Leasehold improvements	3 years - 7 years	1,142	1,142
Construction in progress		3,670,267	2,776,232
Other equipment and fixtures	5 years - 10 years	132,918	68,128
Total cost of property and equipment		6,437,247	4,313,866
Accumulated depreciation		(106,836)	(77,566)
Property and equipment, net		$6,330,411	$4,236,300
Depreciation expense totaled $29.3 million and $2.7 million for the three months ended August 31, 2026 and August 31, 2025, respectively.
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $35.7 million and $8.7 million for the three months ended August 31, 2026 and August 31, 2025, respectively.
5.    Revenue
Below is a summary of the Company’s revenue concentration by major customers for the three months ended August 31, 2026 and August 31, 2025, respectively.

	Three Months Ended
	August 31, 2026	August 31, 2025
Customer A	56%	32%
Customer B	21%	—%
Customer C	11%	47%
Customer D	—%	21%
The Company’s contract liabilities consist of deferred revenue that arises when the Company receives consideration in advance of providing the goods or services provided in the contract. As of August 31, 2026 and May 31, 2026, the Company recorded $39.3 million and $4.7 million, respectively, of deferred revenue primarily related to advance billings for tenant fit-out services and the delivery of power. The Company classified deferred revenue based on the timing of when it expect to recognize revenue, which typically occurs within a short window after period-end. The full balance of deferred revenue at May 31, 2026 and May 31, 2025 was recognized as revenue during the three months ended August 31, 2026 and August 31, 2025, respectively.
Further, the contract assets consist of unbilled receivables that are recorded when revenue is recognized in advance of billings to its customers. These amounts are primarily associated with difference between the revenue recognized under ASC 842 and billings per the lease agreement as well as the receivable arising from tenant fit-out services. The contract

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
assets balance was $103.1 million and $43.1 million as of August 31, 2026 and May 31, 2026, respectively, and is included in “accounts receivable, net” and “other assets” in the unaudited condensed consolidated balance sheet.
Customer Deposits
Changes in the Company's customer deposits balances for the three months ended August 31, 2026 and August 31, 2025, respectively, are shown in the following table (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Balance, beginning of period	$16,752	$16,125
Customer deposits received	—	627
Customer deposits refunded	—	—
Customer deposits applied	—	—
Balance, end of period	$16,752	$16,752
6.    Discontinued Operations
During the year ended May 31, 2026, the Board of Directors of ChronoScale committed to a plan to divest its wholly owned subsidiary, Ekso Bionics, Inc., a Delaware corporation (“Ekso”), and to focus ChronoScale's operations solely on its Cloud Services Business. As such, legacy Ekso met the criteria to be classified as "held for sale" on the unaudited condensed consolidated balance sheets. Therefore, upon consolidation, the Company reported Ekso's operations as discontinued operations in its unaudited condensed consolidated statements of operations for the three months ended August 31, 2026 in accordance with ASC 205-20, Discontinued Operations. The sale of the Ekso business was completed on September 30, 2026. Refer to Note 21 - Subsequent Events for additional information regarding the sale of the Ekso business.
The financial results of Ekso are presented as net loss from discontinued operations on the unaudited condensed consolidated statements of operations. The following table presents the major components of the financial results of Ekso for the periods presented (in thousands):

Three Months Ended
August 31, 2026
Revenue	$2,597
Cost of revenues	1,289
Selling, general and administrative	17,366
Operating loss from discontinued operations	(16,058)
Interest expense	(4)
Net loss from discontinued operations before income tax expense	(16,054)
Income tax expense	—
Net loss from discontinued operations	$(16,054)

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
As of August 31, 2026, the assets and liabilities of Ekso are classified as current in the unaudited condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table represents the aggregated carrying amounts of classes of assets and liabilities that are classified as held for sale on the unaudited condensed consolidated balance sheets for the periods presented (in thousands):

	August 31, 2026	May 31, 2026
Assets:
Cash and cash equivalents	$2	$2
Accounts receivable	3,090	3,914
Prepaid expenses and other current assets	5,659	5,604
Property and equipment, net	1,069	1,084
Operating lease right of use asset, net	284	284
Intangible assets	10,950	10,950
Other assets	425	368
Less: Impairment on assets held for sale	$(16,491)	$(2,365)
Total current assets held for sale	$4,988	$19,841

Liabilities:
Accounts payable	$360	$263
Accrued liabilities	1,859	4,205
Current portion of operating lease liability	191	290
Deferred revenue	2,493	2,563
Long-term portion of operating lease liability	86	105
Total current liabilities held for sale	$4,988	$7,426
Loss on Impairment of Net Assets Held for Sale
In connection with the classification of the Ekso business as held for sale and discontinued operations, the Company evaluated the Ekso business for impairment as of August 31, 2026, in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets. The Ekso business was measured at the lower of its carrying amount and fair value less cost to sell.
During the first and second quarters of fiscal year 2027, the Company continued to market the Ekso business and advance negotiations with prospective buyers. The disposal of the Ekso business was completed on September 30, 2026.
As of August 31, 2026, the Ekso business consisted of approximately $21.5 million of assets and $5.0 million of liabilities, resulting in net assets of $16.5 million. The Company estimated the fair value of the Ekso business to be $1.5 million. After deducting $2.6 million of estimated incremental costs to sell the Ekso business, the Company determined that the fair value less costs to sell resulted in a negative value of $1.1 million. The fair value less costs to sell used for measuring the Ekso business under ASC 360-10 is floored at $0, and as a result, the remaining $1.1 million of estimated costs to sell Ekso is not included in this initial impairment calculation and will be recognized as period expenses when incurred. As the Ekso business’s carrying amount of $16.5 million exceeded its estimated fair value less costs to sell, the Company recognized an impairment loss of $14.1 million as of August 31, 2026. The impairment loss was recognized through a valuation allowance and was not allocated to the individual classes of assets held for sale. The impairment loss is included in net loss from discontinued operations in the unaudited condensed consolidated statement of operations for the three months ended August 31, 2026. The related valuation allowance is presented as valuation allowance for impairment loss on the unaudited condensed consolidated balance sheet as of August 31, 2026.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Following the closing of the sale of the Ekso business, the Company does not expect further material impairment losses related to the Ekso business as of the date of this Quarterly Report on Form 10-Q.
The Company determined that no impairment of goodwill, which was assigned to ChronoScale as discussed in Note 3 - Business Combination, existed for the three months ended August 31, 2026.
The following table summarizes the net cash flows from discontinued operations of Ekso for the three months ended August 31, 2026 (in thousands):

Three Months Ended
August 31, 2026
Net cash used in operating activities - discontinued operations	$(1,257)
Net cash used in investing activities - discontinued operations	$15
7.    Related Party Transactions
Base Electron
In the prior year, the Company and Base Electron Corporation (“Base Electron”) entered into the Intercompany Administrative Services Agreement (the "Intercompany Agreement"). The amount of services provided during the three months ended August 31, 2026 were approximately $0.1 million.
In the prior fiscal year, Base Electron issued to the Company approximately 10% of Base Electron’s outstanding equity. The investment in Base Electron is accounted for at cost under ASC 321 as it is an equity security without a readily determinable fair value and will be evaluated quarterly for impairment indicators. There were no impairment indicators during the three months ended August 31, 2026. As of August 31, 2026, the Company determined the fair value of the investment was $2.0 million, which is recorded as an Other asset on the unaudited condensed consolidated balance sheets.
Base Electron Demand Grid Promissory Note
In the prior fiscal year, Base Electron entered into a promissory note with the Company (“Demand Grid Promissory Note”) for up to $100.0 million which is payable on-demand. As of August 31, 2026, the principal balance of the Demand Grid Promissory Note was $58.5 million, which was recorded as a related party loan receivable and presented within Prepaid expense and other current assets on the unaudited condensed consolidated balance sheets. During the three months ended August 31, 2026, approximately $0.7 million of interest income was recognized. Further, no allowance for credit loss and no credit loss expense have been recognized for the three months ended August 31, 2026, and receivables are presented at their gross amount, which approximates the net amount expected to be collected.
Other Related Party Transactions
Related party transactions included within selling, general and administrative expense on the unaudited condensed consolidated statement of operations include software license fees of $49.7 thousand and $74.3 thousand during the three months ended August 31, 2026 and 2025, respectively, which were incurred with a company whose chairman is also a member of the Company’s Board of Directors.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
8.    Fair Value Measurements
There have been no significant changes to the Company’s valuation techniques or fair value measurement policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2026.
The carrying amounts of cash and cash equivalents including notice deposits and certificate of deposits, restricted cash, accounts receivable, accounts payable, accrued liabilities, customer deposits, amounts due to customers and other short-term financial instruments approximate their fair values principally due to their short-term maturities.
The following table presents the Company’s financial assets, presented in the unaudited condensed consolidated balance sheets within Other assets, measured at fair value on a recurring basis (in thousands):

		August 31, 2026	May 31, 2026
Assets:	Fair Value Hierarchy	Fair Value	Fair Value
Equity investments	Level 1	$7,846	$19,198
Derivative instruments:
Derivative associated with Redeemable preferred shares	Level 3	169,837	163,283
B&W warrants	Level 3	34,727	90,793
Total assets measured at fair value		$212,410	$273,274
Our investments in equity securities with readily determinable fair values are measured at fair value using quoted market prices and, therefore, are classified within Level 1 of the fair value hierarchy. Our investments in equity securities without readily determinable fair values are accounted for at cost under ASC 321 and are evaluated quarterly for impairment indicators. There were no impairment indicators during the quarter for these investments. Refer to Note 11 - Derivative Assets for a discussion of the valuation assumptions and inputs used in measuring the Company’s derivative instruments and Note 9 - Debt for a discussion of the fair value measurement of the Company’s debt.
9.    Debt
The Company’s outstanding debt consisted of the following components (in thousands):

	Interest Rate	Maturity Date	August 31, 2026	May 31, 2026
2030 9.250% Senior Secured Notes (1)	9.25%	December 2030	$2,350,000	$2,350,000
2031 6.750% Senior Secured Notes (2)	6.75%	March 2031	2,150,000	2,150,000
2031 7.000% Senior Secured Notes	7.00%	June 2031	1,590,000	—
Convertible Notes, senior unsecured (3)	2.75%	June 2030	450,000	450,000
Bridge Facility (4)	See below	April 2027	—	300,000
2026 Revolving Credit Facility (5)	See below	See below	82,390	—
Other debt (6)			99,215	56,680
Deferred financing costs, net of amortization			(345,013)	(330,742)
Less: Current portion of debt			(112,645)	(16,422)
Long-term debt, net			$6,263,947	$4,959,516
(1)The 2030 9.250% Senior Secured Notes are guaranteed by APLD ELN-02 HoldCo LLC, APLD ELN-03 HoldCo LLC, APLD ELN-02 LLC, APLD ELN-03 LLC, APLD ELN-02 LandCo LLC and APLD ELN-03 LandCo LLC, each a majority-owned subsidiary of the Company, and are secured by the equity interests of the issuer and guarantors, the Project Accounts (as defined in the 2030 Notes Indenture), and substantially all of the assets of the issuer and guarantors.
(2)The 6.750% 2031 Senior Secured Notes are guaranteed by APLD FAR-01 HoldCo LLC, APLD FAR-02 HoldCo LLC, APLD FAR-01 LLC, APLD FAR-02 LLC, APLD FAR-01 LandCo LLC and APLD FAR-02 LandCo LLC, each majority-owned subsidiaries of the Company, and are secured by the equity interests of the issuer and guarantors, the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Project Accounts (as defined in the 2031 6.750% Notes Indenture), and substantially all of the assets of the issuer and guarantors.
(3)The net carrying amount of the Convertible Notes was $276.6 million and $276.0 million and the remaining unamortized deferred financing costs related to the issuance was $173.4 million and $174.0 million, each as of August 31, 2026 and May 31, 2026, respectively.
(4)The Bridge Facility is guaranteed by the wholly owned subsidiaries of APLD ComputeCo 3 LLC and by the Company and is secured by substantially all assets of APLD ComputeCo 3 LLC and the subsidiary guarantors, as well as a pledge of the equity interests of APLD ComputeCo 3 LLC by APLD HPC Holdings 2 LLC. The Bridge Facility bears interest at a rate equal to either Daily SOFR plus 2.75% per annum or the Base Rate plus 1.75% per annum, depending on the type of loans under any Borrowing.
(5)The 2026 Revolving Credit Facility is guaranteed by the Company, APLD Intermediate HoldCo LLC (as the borrower), Applied Talent Resources LLC, James River Housing LLC, APLD Holdings 1 LLC, APLD Holdings 2 LLC, APLD HPC TopCo LLC, and APLD HPC Holdings LLC and is secured by substantially all assets of the loan parties, subject to certain exclusions. The 2026 Revolving Credit Facility bears interest at a rate per annum equal to, at the borrower’s election, either Term SOFR plus 2.25% or the Alternate Base Rate plus 1.25%. Additionally, there is an unused commitment fee of 0.25% per annum based on the daily unused amount, payable quarterly in arrears at the end of each quarter. The 2026 Revolving Credit Facility matures on the earlier of (i) May 29, 2029 and (ii) the date that is ninety-one (91) days prior to a specified date under the Preferred Equity Purchase Agreement.
(6)Other debt as of August 31, 2026 includes three secured terms loans totaling $19.2 million (previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2026), as well as two promissory notes the Company entered into during the second fiscal quarter of 2026 for a total of approximately $18.5 million and the Texas Capital Note entered into during the current quarter for $58.5 million (as defined and discussed below). As of May 31, 2026, the balance includes the three secured term loans and two promissory notes referenced above, as well as $12.0 million of proceeds from the issuance of two SAFE agreements, classified as liabilities, which were repaid during the three months ended August 31, 2026 (as discussed below).
Below is the weighted-average interest rate for the Company's term loans:

	August 31, 2026	August 31, 2025
Weighted-average interest rate	7.3%	7.1%
Remaining Principal Payments
Below is a summary of the remaining principal payments due over the life of the term loans as of August 31, 2026 (in thousands):

FY27	$108,739
FY28	221,545
FY29	341,453
FY30	354,294
FY31	4,256,666
Thereafter	1,438,908
Total	$6,721,605
Debt Fair Value Measurements
The carrying value of the Company's variable rate borrowings approximate fair value at August 31, 2026 and May 31, 2026, as applicable, each balance sheet date due to the variable nature of the interest rates and the short period between interest rate resets. Further, the Company determined that the estimated fair values of the Promissory Note approximated their respective carrying amounts based on the relatively short period of time since the business combination acquisition date, the continued accretion of acquisition-date fair value adjustments through the effective interest method, and the

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
absence of significant changes in the underlying economics, contractual terms, or assumptions that would materially impact the estimated fair values of the instruments since the acquisition date.
The Company has determined the fair value of its 2030 Senior Secured Notes, 2031 Senior Secured Notes and 2031 7% Senior Secured Notes to be approximately $2.5 billion, $2.0 billion and $1.5 billion, respectively, as of August 31, 2026 using level 2 inputs. The Company has determined the fair value of its 2030 Senior Secured Notes and the 2031 Senior Secured Notes to be approximately $2.5 billion and $2.2 billion, respectively, as of May 31, 2026 using level 2 inputs. The Company has determined the fair value of its fixed rate term loans to be $18.4 million and $22.4 million, in aggregate, as of August 31, 2026 and May 31, 2026, respectively, based on discounted cash flow analysis, which uses Level 3 inputs. The Company has determined the fair value of its Convertible Notes, senior unsecured to be $399.1 million and $392.9 million as of August 31, 2026 and May 31, 2026, respectively, based on discounted cash flow analysis, which uses Level 3 inputs.
Cloud SAFE Payoff
During the fiscal year ended May 31, 2025, the Company entered into two Simple Agreements for Future Equity (“SAFEs”) with an investor for equity in Applied Digital Cloud Corporation, which was, at that time, a wholly-owned subsidiary, for aggregate proceeds of $12.0 million. On June 2, 2026, following an agreement reached with the investor, the Company paid off all amounts outstanding under the SAFEs, totaling $13.3 million. During the three months ended August 31, 2026, the Company recorded a loss of $1.3 million, which is included within other expense, net within the unaudited condensed consolidated statement of operations.
7.000% Senior Secured Notes due 2031
On June 16, 2026, the Company’s subsidiary APLD ComputeCo 3 LLC (“APLD ComputeCo 3”) completed a private offering of 7.000% Senior Secured Notes due 2031 (the “2031 7.000% Notes”). The 2031 7.000% Notes were sold pursuant to the terms of a purchase agreement, dated as of June 9, 2026, entered into by and among APLD ComputeCo 3, the subsidiary guarantors thereto and Goldman Sachs & Co. LLC, as representative (the “Representative”) of the several initial purchasers (the “Initial Purchasers”), in a Rule 144A/Regulation S offering. The aggregate principal amount of notes sold in the offering was $1.59 billion.
The 2031 7.000% Notes were issued at a price equal to 100% of their aggregate principal amount. APLD ComputeCo 3 used or intends to use the net proceeds from the offering to fund the construction and associated expenses of its ELN-04 data center project, repay in full the outstanding borrowings and related amounts under its then existing bridge facility, fund debt service reserves and interest during construction, and pay transaction and operating expenses.
Also on June 16, 2026, APLD ComputeCo 3, its direct parent and the subsidiary guarantors entered into an indenture for the 2031 7.000% Notes (the “2031 7.000% Notes Indenture”) with Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”), governing the 2031 7.000% Notes. The 2031 7.000% Notes are senior secured obligations of APLD ComputeCo 3 and bear interest at a rate of 7.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2026. The 2031 7.000% Notes will mature on June 15, 2031, unless earlier redeemed or repurchased in accordance with their terms.
The principal amount of the 2031 7.000% Notes will amortize on a semi-annual basis beginning after the final commencement date of the applicable data center leases in effect on the issue date. The initial annual amortization amount will equal 2.70% of the original aggregate principal amount of the 2031 7.000% Notes and will increase by 0.50% per annum on each anniversary of the issue date commencing after the first installment is due, subject to adjustment as set forth in the 2031 7.000% Notes Indenture.
On or after June 15, 2028, APLD ComputeCo 3 may redeem the 2031 7.000% Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the 2031 7.000% Notes Indenture. Prior to June 15, 2028, APLD ComputeCo 3 may redeem the 2031 7.000% Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount redeemed, plus an applicable “make-whole” premium and accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, prior to June 15, 2028, APLD ComputeCo 3 may redeem up to 40% of the aggregate principal amount of the 2031 7.000% Notes with the proceeds of

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
certain equity offerings at the redemption price set forth in the 2031 7.000% Notes Indenture, plus accrued and unpaid interest, , to, but excluding, the redemption date, subject to the conditions set forth in the 2031 7.000% Notes Indenture. Prior to June 15, 2028, APLD ComputeCo 3 may also redeem up to 10% of the original aggregate principal amount of the 2031 7.000% Notes during each calendar year at the redemption price set forth in the 2031 7.000% Notes Indenture, plus accrued and unpaid interest, to, but excluding, the redemption date.
The 2031 7.000% Notes Indenture limits the ability of APLD ComputeCo 3 and the subsidiary guarantors to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments; (iii) make certain investments; (iv) create or incur liens; (v) consummate certain asset sales; (vi) enter into sale and leaseback transactions; (vii) conduct certain operations or hold certain assets outside their permitted businesses; (viii) engage in certain transactions with affiliates; and (ix) merge, consolidate or transfer or sell all or substantially all of their assets. These covenants are subject to a number of important qualifications and exceptions as set forth in the 2031 7.000% Notes Indenture.
Additionally, upon the occurrence of specified change of control events, APLD ComputeCo 3 must offer to repurchase the 2031 7.000% Notes at 101% of the aggregate principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. Upon receipt of certain termination fees under an applicable data center lease, APLD ComputeCo 3 generally will be required to apply the proceeds to redeem the 2031 7.000% Notes at 100% of the principal amount, plus accrued and unpaid interest, to, but excluding, the redemption date, subject to the permitted deferral and replacement tenant provisions set forth in the 2031 7.000% Notes Indenture. The 2031 7.000% Notes Indenture also provides for customary events of default.
The 2031 7.000% Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by APLD ComputeCo 3’s subsidiaries, including APLD ELN-04 HoldCo LLC, APLD ELN-04 LLC and APLD ELN-04 LandCo LLC. The 2031 7.000% Notes and the related guarantees are secured, subject to permitted liens and certain exclusions, by first-priority liens on substantially all of the assets of APLD ComputeCo 3 and the subsidiary guarantors, including the applicable project accounts, and by a pledge of the equity interests of APLD ComputeCo 3 held by its direct parent.
In connection with the 2031 7.000% Notes, the Company provides a customary completion guarantee with respect to the construction and completion of the ELN-04 data center project. Other than the completion guarantee, the Company is not a guarantor of any obligations under the 2031 7.000% Notes.
As of August 31, 2026, the remaining unamortized debt issuance costs were approximately $28.7 million. The debt issuance costs are presented as a direct deduction from the outstanding principal balance of the 2031 7.000% Notes and are amortized to interest expense using the effective interest method.
Satisfaction of Escrow Release Condition for 6.750% Senior Secured Notes due 2031
On June 18, 2026, APLD ComputeCo 2 LLC satisfied the escrow release condition under the escrow agreement for the 6.750% Senior Secured Notes due 2031 (the “2031 6.750% Notes”) and executed and delivered to the escrow agent an escrow release certificate directing the escrow agent to release the funds in the escrow account to APLD ComputeCo 2 and apply such funds in accordance with the escrow agreement and the Indenture for the 2031 6.750% Notes.
Upsize 2026 Revolving Credit Facility
On June 26, 2026, the commitments under the 2026 Revolving Credit Facility were increased by $80.0 million, from $350.0 million to $430.0 million. Following the increase, the remaining accordion capacity under the facility was $120.0 million. The additional commitments are subject to the existing terms and conditions of the 2026 Revolving Credit Facility.
As of August 31, 2026, approximately $82.4 million was drawn under the 2026 Revolving Credit Facility and approximately $241.0 million of standby letters of credit were outstanding under the 2026 Revolving Credit Facility.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Loan and Security Agreement
On June 30, 2026, the Company entered into a Loan and Security Agreement (the “Texas Capital Loan Agreement”) with Texas Capital Bank (“Texas Capital”) and issued a related promissory note in the stated principal amount of $58.5 million (the “Texas Capital Note”). The Texas Capital Note bears interest at a rate per annum equal to one-month Term SOFR plus 2.75% and matures on June 30, 2031.
The Texas Capital Note is secured by certain corporate assets. The Texas Capital Loan Agreement requires the Company to maintain a specified level of liquidity based, in part, on the Company’s market capitalization and requires the Company’s market capitalization to remain above $2.0 billion as of the close of any trading day. The Texas Capital Loan Agreement also contains customary affirmative and negative covenants, cross-default provisions, and events of default.
The Company was in compliance with the applicable financial covenants under all outstanding debt arrangements as of August 31, 2026.
10.    Balance Sheet Components
Certain balance sheet components are as follows (in thousands):

	August 31, 2026	May 31, 2026
Prepaid expenses and other current assets
Short term equipment and utility deposit	$560,523	$500,290
Deferred issuance costs	2,966	3,397
Short term lease incentive	8,543	6,231
Related party receivable (1)	59,334	58,632
Prepaid expenses	29,641	24,471
Other current assets	24,631	20,671
Total Prepaid expenses and other current assets	$685,638	$613,692
(1)Balance as of August 31, 2026 consists of the $59.2 million promissory note and $0.1 million of deferred construction costs with Base Electron. See Note 7 - Related Party Transactions for further discussion.

	August 31, 2026	May 31, 2026
Other assets
Long term lease incentive	$196,223	$199,391
Restricted cash	414,649	180,415
Deposits on assets & construction	170,978	47,719
Goodwill (1)	54,387	54,513
Lease receivables	34,141	21,026
Deferred lease costs	—	10,729
Derivative assets (2)	169,837	163,283
Investments in other companies (3)	64,092	123,329
Investment in related party (4)	2,000	2,000
Other	5,913	28,221
Total Other assets	$1,112,220	$830,710
(1)Balance as of August 31, 2026 consists of goodwill held at ChronoScale.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
(2)Balance as of August 31, 2026 consists of the fair value of derivative assets related to the preferred units and corresponding common units held by APLD HPC TopCo 2’s noncontrolling interest. See Note 8 - Fair Value Measurements, Note 16 - Temporary Equity, and Note 11 - Derivative Assets for further discussion.
(3)Includes $34.7 million of warrants, which are accounted for as derivatives, and $7.8 million of common shares, which are recorded at fair value, issued by B&W to the Company in association with the Company’s investment in B&W. See Note 11 - Derivative Assets for further discussion. The balance also includes a $10.0 million investment by the Company in Corintis SA (“Corintis”) in exchange for Series A1 preferred shares, approximating 4% of Corintis’s outstanding equity. The Series A1 preferred shares are convertible preferred shares with no redemption rights. The investment in Corintis is accounted for at cost under ASC 321. During the quarter ended August 31, 2026, the Company invested in three private companies for a total of $8.2 million, which are included within this balance. These investments are accounted for at cost under ASC 321. See Note 8 - Fair Value Measurements for further discussion on fair value measurements for equity investments and derivative assets.
(4)Includes a $2.0 million investment in Base Electron. See further discussion of the transaction in Note 7 - Related Party Transactions.

	August 31, 2026	May 31, 2026
Accrued liabilities
Accrued construction payables	$563,897	$307,812
Accrued expenses	135,587	81,311
Accrued interest	142,042	151,215
Other accrued liabilities	8,829	8,155
Total Accrued liabilities	$850,355	$548,493

	August 31, 2026	May 31, 2026
Other current liabilities
Construction retainer	$154,749	$95,848
Other	3,524	1,641
Total Other current liabilities	$158,273	$97,489

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
11.    Derivative Assets
APLD HPC TopCo 2’s Redeemable Noncontrolling Interest
The preferred units and corresponding common units associated with APLD HPC TopCo 2’s redeemable noncontrolling interest were determined to have embedded derivative features, the Redemption features and the Contingent Dividend Rate Increase feature, requiring bifurcation and remeasurement at fair value at each reporting date, with the changes in fair value recorded through earnings. The Redemption features are inclusive of the Investor put option upon a Sale, APLD Holdings call option, and the Distribution Redemptions (all as defined within the A&R UPA). Due to these redemption rights, at each balance sheet date, the Company is required to adjust the carrying value of the derivatives to fair value and record any changes in fair value within earnings. The Company engaged a third party valuation specialist in determining the value of the embedded derivatives using a binomial lattice model, which includes Level 3 unobservable inputs. The key inputs used were the estimated credit spread of the associated preferred stock and corresponding common units, volatility, and risk-free rate of the derivative assets:

	As of	As of
	August 31, 2026	May 31, 2026
Expected maturity date	October 6, 2032	October 6, 2032
Credit spread (annual)	8.29%	9.00%
Yield volatility	42.5%	40.0%
Put right/trigger event	de minimis	de minimis
Risk-free rate	USD Yield Curve	USD Yield Curve
Number of time-steps	100	100
During the three months ended August 31, 2026, the Company recorded a gain on change in fair value of derivatives of $6.6 million, which is included within the loss on change in fair value of derivatives assets within the unaudited condensed consolidated statement of operations.
B&W Warrants
During the fiscal year ended May 31, 2026, the Company entered into agreements which resulted in the Company acquiring 500,000 shares of Babcock & Wilcox (“B&W”) common stock as well as two warrants to purchase 2,600,000 shares and 2,630,000 shares, respectively, of B&W common stock with an exercise price of $4.11 for a period of seven years.
The warrants were determined to be derivative assets and were required to be measured at fair value at issuance under ASC 815. They will be remeasured at fair value at each reporting date with changes in fair value reported on the unaudited condensed consolidated statement of operations. To allocate the initial contribution between the common stock and the warrants, the Company determined the fair value of each and utilized the relative fair value allocation method. The B&W warrants are measured at fair value using the Black-Scholes Option Pricing model. Inherent in pricing models are assumptions related to expected share-price volatility, contractual term, risk-free interest rate and dividend yield, which are considered Level 3 inputs. The estimated fair value of the B&W Warrants are based on the following significant inputs as of August 31, 2026 and May 31, 2026:

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026

	As of	As of
	August 31, 2026	May 31, 2026
Time to expiry	6.18 years	6.43 years
Stock price	$7.54	$18.45
Volatility	105.0%	110.0%
Risk-free rate	4.52%	4.19%
Dividend yield	—%	—%
During the three months ended August 31, 2026, the Company recorded a loss of $56.1 million, which is included within the loss on change in fair value of derivatives assets within the unaudited condensed consolidated statement of operations.
12.    Variable Interest Entities
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
Consolidated VIE
The Company has determined that it is the primary beneficiary of one VIE, APLD HPC TopCo 2 LLC (“TopCo 2”), as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
During the fiscal year ended May 31, 2026, TopCo 2 completed four closings under its Amended and Restated Unit Purchase Agreement (“A&R UPA”), issuing 1,825,000 preferred units and 144,593 corresponding common units for proceeds of approximately $1.8 billion to MIP HPC Holdings, LLC. The issuance of the preferred units at closing resulted in a redeemable noncontrolling interest - see Note 16 - Temporary Equity for further discussion. In addition, pursuant to the A&R UPA, on October 6, 2025, the Company issued warrants to purchase an aggregate of 2.4 million shares of the Company’s common stock as described in Note 14 - Warrants.
The purpose of TopCo 2 is to design, build and operate high-performance, sustainably engineered data centers and colocation services for artificial intelligence, cloud, and networking workloads in North Dakota. TopCo 2 is a bankruptcy-remote legal entity with separate assets and liabilities. The creditors of TopCo 2 have recourse to the Company’s general

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
credit. The following table presents the assets and liabilities held by TopCo 2 as of August 31, 2026, which are included in the unaudited condensed consolidated balance sheets (in thousands):

August 31, 2026
Assets:
Cash and cash equivalents	$2,909,372
Restricted cash	510,963
Accounts receivable	44,925
Prepaid expenses and other current assets	573,876
Property and equipment, net	5,803,969
Other assets	440,148
Total assets	$10,283,253

Liabilities:
Accounts payable	$221,607
Accrued liabilities	745,548
Current deferred revenue	39,669
Other current liabilities	147,070
Long-term debt	5,918,619
Total liabilities	$7,072,513
Third-party equity ownership interests in TopCo 2 represents a noncontrolling interest and is presented as temporary equity in the unaudited condensed consolidated balance sheets separate from the Company’s stockholders’ equity. The amount of net income (loss) attributable to noncontrolling interests is disclosed in the unaudited condensed consolidated statement of operations.
Unconsolidated VIE
As discussed in Note 7 - Related Party Transactions, Base Electron is a related party formed to develop power generation and infrastructure projects supporting the broader AI industry. The Company has determined that Base Electron is a VIE because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. The Company's variable interests in Base Electron consist of its equity investment and related party promissory note.
Additionally, the Company has determined that it is not the primary beneficiary of Base Electron because it does not have the power to direct the activities that most significantly impact Base Electron's economic performance. Accordingly, the Company does not consolidate Base Electron because ASC 810 requires both power and economics for consolidation.
As of August 31, 2026, the carrying value of the Company's investment in Base Electron was $2.0 million and the outstanding balance of the related party promissory note was $59.3 million, which together reflect the Company's maximum exposure to loss. The Company is not contractually required to provide financial support to Base Electron and did not provide material non-contractual financial support during the three months ended August 31, 2026.
13.    Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are considered in the relevant period.
The Company has an effective tax rate of approximately (1)% and 0% for the three months ended August 31, 2026, and August 31, 2025, respectively, primarily due to the recording of a valuation allowance against its deferred tax assets, as well as the mix of earnings across its separate operational components within the Company.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
ASC 740, Income Taxes (“ASC 740”), requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of August 31, 2026 and May 31, 2026, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of August 31, 2026 and May 31, 2026 for the amount of deferred tax assets that will not be realized.
There were no material changes to the unrecognized tax benefits for the three months ended August 31, 2026.
14.    Warrants
A summary of warrant activity for the three months ended August 31, 2026 is presented below:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at May 31, 2026	28,091,029	$8.61	7.86
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding at August 31, 2026	28,091,029	$8.61	7.60
AI Warrants
The Company issued warrants to purchase up to 3,000,000 shares of Common Stock related to the AI Bridge Loan during the fiscal year ended May 31, 2024 (the “AI Warrants”). The AI Warrants are exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years. 1,500,000 AI Warrants have an exercise price of $10.00 per share of Common Stock and 1,500,000 AI Warrants have an exercise price of $7.50 per share of Common Stock. As of August 31, 2026, all of the AI Warrants were outstanding.
Macquarie Warrants
On November 27, 2024, as partial consideration for the Macquarie Promissory Note, the Company issued warrants to purchase up to 1,035,197 shares of the Company’s common stock. The Macquarie Warrants are exercisable from and after the date that is six months following the date of issuance thereof and will have a five and one-half-year term and an exercise price of $9.66 per share, which exercise price must be paid in cash. The Macquarie Warrants survived the termination of the Macquarie Promissory Note and remain outstanding as of August 31, 2026.
STB Warrant
On February 27, 2025, the Company issued a warrant to STB Applied Holdings LLC to purchase 1,000,000 shares of the Company’s common stock at the exercise price of $7.83 per share (the “STB Warrant”) for consideration of $50,000. The warrant is exercisable upon payment of the applicable exercise price in cash or through cashless exercise for a period of five years from the Initial Exercise Date. As of August 31, 2026, 200,000 of the STB Warrants remain outstanding.
CoreWeave Warrants
In connection with certain data center leases with CoreWeave, the Company issued warrants to CoreWeave to purchase up to 13,062,521 and 8,393,611 shares of the Company’s common stock on May 28, 2025 and August 28, 2025, respectively, at an exercise price of $7.19 and $10.75 per share, respectively (the “CoreWeave Warrants”). The CoreWeave Warrants are exercisable upon issuance, upon payment of the applicable exercise price in cash or through cashless exercise for a period of 10 years each from the respective issuance date of such warrants. As of August 31, 2026, 21,455,832 warrant shares remain outstanding.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
MAM Warrants
On October 6, 2025, in connection with the Amended and Restated Unit Purchase Agreement dated October 3, 2025 (the “Purchase Agreement”), the Company issued MIP VI REIT AIV, L.P. and MIP VI DC REIT AIV, L.P. two warrants (the “MAM Warrants”) to acquire up to 2,400,000 shares of the Company’s common stock at an exercise price of $8.29 per share, subject to adjustment in accordance with the terms and conditions set forth in the warrants. The MAM Warrants have a five and one-half-year term. As of August 31, 2026, the MAM Warrants have not been exercised and remain outstanding.
15.    Stock-Based Compensation Plans
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
As of August 31, 2026, the Company had issued awards of approximately 23.2 million shares of common stock of the Company under the 2022 Plans, 20.4 million under the 2024 Plan, and 600,000 shares of common stock outside of either plan, related to an employment inducement award. As of August 31, 2026, there are approximately 7.6 million shares of common stock available for issuance under the 2024 Plan.
The Company capitalizes a portion of stock-based compensation costs for employees who work directly on construction and development of the Company's data centers. The Company recognized stock-based compensation associated with the 2022 and 2024 Plans as follows (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Services and other cost of revenue	$746	$773
Data center rental and other cost of revenue	270	8
Selling, general, and administrative	65,483	13,755
Capitalized (1)	2,665	929
Total stock-based compensation	$69,164	$15,465
(1)Capitalized to Construction in progress in the unaudited condensed consolidated balance sheets.
Restricted Stock Awards
The following is a summary of the activity and balances for unvested restricted stock awards granted during the three months ended August 31, 2026:

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2026	35,722	$3.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of August 31, 2026	35,722	$3.73
As of August 31, 2026, total remaining expense to be recognized related to these awards was $0.1 million and the weighted average remaining recognition period for the unvested awards was 0.6 years.
Restricted Stock Units
The following is a summary of the activity and balances for unvested restricted stock units granted during the three months ended August 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2026	7,965,833	$20.87
Granted	696,797	32.41
Vested	(856,409)	10.44
Forfeited	(38,553)	14.20
Outstanding as of August 31, 2026	7,767,668	$23.08
As of August 31, 2026, total remaining expense to be recognized related to these awards was $150.6 million and the weighted average remaining recognition period for the unvested awards was 2.6 years.
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
In the prior fiscal year, the Company granted the CEO 4.5 million PSUs with market-price based and service-based vesting conditions. The awards vest based on the achievement of certain stock price targets as well as his continued employment with the Company (except that continued employment is not required if his employment is terminated by the Company without “cause,” he resigns for “good reason,” he dies or incurs a “disability,” or the Company elects not to renew his employment term).

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
The following is a summary of the activity and balances for unvested performance stock units granted during the three months ended August 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of May 31, 2026	14,386,250	$18.45
Granted	—	—
Vested	(6,911,250)	10.14
Forfeited	—	—
Outstanding as of August 31, 2026	7,475,000	$26.14
As of August 31, 2026, total remaining expense to be recognized related to these awards was $90.8 million and the weighted average remaining recognition period for the unvested awards was 3.5 years.
16.    Temporary Equity
Preferred Stock
The following is a summary of the activity and balances for preferred stock during the three months ended August 31, 2025 (in thousands, other than share data):

	Series E Redeemable Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of June 1, 2025	301,673	$6,932	62,485	$57,011	78,000	$72,094
Issuances, net of costs	—	—	—	10	180,000	170,386
Conversions	—	—	—	—	(258,000)	(242,480)
Redemptions	—	—	(225)	(225)	—	—
Outstanding as of August 31, 2025	301,673	$6,932	62,260	$56,796	—	$—

The following is a summary of the activity and balances for preferred stock during the three months ended August 31, 2026 (in thousands, other than share data):

	Series E Redeemable Preferred Stock		Series E-1 Redeemable Preferred Stock		Series G Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Outstanding as of June 1, 2026	276,673	$6,306	61,909	$56,460	—	$—
Issuances, net of costs	—	—	—	—	283,250	274,850
Conversions	—	—	—	—	(154,500)	(149,921)
Redemptions	(276,673)	(6,306)	(78)	(87)	—	—
Outstanding as of August 31, 2026	—	$—	61,831	$56,373	128,750	$124,929

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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
There were no material changes to the terms of the Series E Preferred Stock during the three months ended August 31, 2026. During the three months ended August 31, 2026 and August 31, 2025, the Company declared and paid approximately $163,000 and $170,000, respectively, of dividends related to Series E Preferred Stock as presented on the unaudited condensed consolidated statement of operations.
During the three months ended August 31, 2026, all 276,673 shares of Series E Preferred Stock were redeemed.
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
There were no material changes to the terms of the Series E-1 Preferred Stock during the three months ended August 31, 2026. During the three months ended August 31, 2026 and August 31, 2025, the Company declared and paid approximately $1.4 million and $1.4 million, respectively, of dividends related to the Series E-1 Preferred Stock as presented on the unaudited condensed consolidated statements of operations.
During the three months ended August 31, 2026, 78 shares of Series E-1 Preferred Stock were redeemed.
Series G Convertible Preferred Stock
On June 26, 2026, the Company entered into the sixth amendment (the “Sixth Amendment”) to the PEPA to increase the aggregate commitment amount under the PEPA for the issuance of shares of Series G Preferred Stock from $1,590,000,000 to $2,000,000,000. There were no other material changes to the terms of the Series G Preferred Stock during the three months ended August 31, 2026.
As Series G Preferred Stock may be reissued, during the three months ended August 31, 2026, the Company issued and sold 283,250 shares of Series G Preferred Stock for gross proceeds of $275.0 million. During the three months ended August 31, 2026, 154,500 shares of Series G Preferred Stock were converted into 4.5 million shares of the Company’s common stock. As of August 31, 2026, 128,750 shares of Series G Preferred Stock were issued and outstanding.
Redeemable Noncontrolling Interest
APLD HPC TopCo 2 LLC
As discussed within Note 12 - Variable Interest Entities above, APLD HPC TopCo 2 LLC (“TopCo 2”) completed four closings under its A&R UPA during the fiscal year ended May 31, 2026, issuing 1,825,000 preferred units and 144,593 corresponding common units for proceeds of approximately $1.8 billion to MIP HPC Holdings, LLC, which resulted in a redeemable noncontrolling interest.
There were no material changes to the terms of the redeemable noncontrolling interest during the three months ended August 31, 2026.
The balance sheets and operating activities of TopCo 2 are included in the Company's unaudited condensed consolidated financial statements. The Company adjusts net income in the unaudited condensed consolidated statements of operations to exclude the proportionate share of results that is attributable to the redeemable noncontrolling interest. Additionally, the Company presents the proportionate share that is attributable to the redeemable noncontrolling interest as temporary equity within the unaudited condensed consolidated balance sheets. This temporary equity presentation is the result of the redeemable noncontrolling interest being subject to certain redemption rights that are not entirely within the Company's control. Due to these redemption rights, at each balance sheet date, the Company is required to adjust the carrying value of the derivatives to fair value and record any changes in fair value within earnings. See Note 11 - Derivative Assets for

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
further details. The Company will adjust redeemable noncontrolling interest for the attribution of net income (loss) and preferred dividends of TopCo 2 to the noncontrolling interest holder.
Net loss attributable to MIP HPC Holdings, LLC was $66.9 million for the three months ended August 31, 2026. The proportionate share of net income was accounted for as a reduction in deriving net income attributable to common stock in the Company's unaudited condensed consolidated statements of operations.
The carrying value of the redeemable noncontrolling interest was $2.0 billion and $2.0 billion as of August 31, 2026 and May 31, 2026, respectively. The change in redeemable noncontrolling interest consists of $60.1 million of preferred stock dividends paid in-kind, $1.3 million of contributions from noncontrolling interest, net of costs and $6.8 million in current year net loss attributable to non-controlling interest.
17.    Leases
Lessor Accounting
On June 5, 2026, the Company entered into an approximately 15-year lease (with three five-year renewal options) with a high investment-grade hyperscaler at its Delta Forge 2 210 MW critical IT load campus located in its southern region, comprising a single building under construction. The lease is for the full 210 MW of critical IT load, representing approximately $5.2 billion of contracted revenue over the base term, with expected delivery in the first half of calendar year 2028. Following the signing of this lease, our aggregate contracted critical IT load is 1,410 MW.
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

Minimum Contracted Payments
FY27	$467,961
FY28	1,579,517
FY29	2,360,558
FY30	2,371,420
FY31	2,371,420
Thereafter	26,580,159
Total	$35,731,035
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

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Components of lease expense were as follows (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Operating lease cost:
Operating lease expense	$6,517	$6,252
Short-term lease expense	106	697
Total operating lease cost	6,623	6,949
Finance lease expense:
Amortization of right-of-use assets(1)	14,999	15,334
Interest on lease liabilities	1,523	3,530
Total finance lease cost	16,522	18,864
Variable lease cost	599	749
Total net lease cost	$23,744	$26,562
(1)    Amortization of right-of-use assets is included within cost of revenues and selling, general and administrative expense in the unaudited condensed consolidated statements of operations.
The following table represents the Company’s future minimum lease payments as of August 31, 2026:

	Operating Leases	Finance Leases	Total
FY27	$16,036	$37,374	$53,410
FY28	23,967	10,968	34,935
FY29	18,391	—	18,391
FY30	4,812	—	4,812
FY31	1,315	—	1,315
Thereafter	4,553	—	4,553
Total lease payments	69,074	48,342	117,416
Less: imputed interest	(8,205)	(2,395)	(10,600)
Total lease liabilities	60,869	45,947	106,816
Less: Current portion of lease liability	(19,199)	(43,490)	(62,689)
Long-term portion of lease liability	$41,670	$2,457	$44,127
Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended
	August 31, 2026	August 31, 2025
Weighted-average years remaining (in years):
Operating leases	3.2 years	3.7 years
Finance leases	0.9 years	1.1 years

Weighted-average discount rate:
Operating leases	7.5%	7.4%
Finance leases	9.9%	9.9%

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
18.    Commitments and Contingencies
Commitments
Energy Contracts
As of August 31, 2026, the Company had a minimum commitment of approximately $12.1 million related to the energy services agreement for its Jamestown, North Dakota co-hosting facility payable over, approximately, the next 0.4 years.
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
For the Three Months Ended August 31, 2026
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
As of August 31, 2026, there were no other pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated operations. There are also no legal proceedings in which any of the Company’s management or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
19.    Business Segments
As discussed above, prior to the Business Combination, the Cloud Services Business was identified as a reportable segment. Following the consummation of the Business Combination in May 2026, which resulted in the formation of ChronoScale, the Cloud Services Business is no longer a reportable segment because its activities are not regularly reviewed by the CODM, which is the Company’s Chief Executive Officer, for purposes of resource allocation and performance assessment. As such, the results of ChronoScale, inclusive of the Cloud Services Business, which is now part of ChronoScale, are included in Other and are not separately presented as a segment for all periods presented.
The Company's business is made up of two operating segments: the Data Center Hosting Business and the HPC Hosting Business. These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the CODM.
The Company's CODM evaluates performance and makes operating decisions primarily based on revenue and segment profit (loss) on a consolidated basis and for each of the Company's reportable segments. Operating results by segment include costs or expenses directly attributable to each segment, which include selling, general, and administrative expenses, loss on classification of held for sale and loss on abandonment of assets. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Segment revenues and segment profit are regularly reviewed by the CODM and compared against historical results, forecast and budget information in order to make decisions about how to allocate capital and other resources to each segment.
The Company does not allocate interest expense, interest income, loss on change in fair value of derivatives, loss on change in fair value of investment, other expense, net or income tax expense to these segments for internal reporting purposes, as the Company does not believe that allocating these expenses is beneficial in evaluating segment performance. The "Other" includes corporate related items not allocated to reportable segments for purposes of making operating decisions or assessing financial performance.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
The following tables present segment information, including revenue by segment and segment profit (loss) for the three months ended August 31, 2026 and August 31, 2025 (in thousands):

	Three Months Ended August 31, 2026
	Data Center Hosting Business	HPC Hosting Business
Revenue:
Services and other revenue	$37,755	$183,518
Data center rental and other revenue	—	79,120
Total segment revenue	37,755	262,638
Costs and expenses:
Services and other cost of revenue	23,978	176,100
Data center rental and other cost of revenue	—	43,861
Selling, general and administrative (1)	450	9,246
Total costs and expenses	24,428	229,207
Segment profit	$13,327	$33,431
(1)Does not include selling, general and administrative expense that is not allocated to reportable segments, such as certain amounts of stock-based compensation, personnel expenses, and professional service expenses.

	Three Months Ended August 31, 2025
	Data Center Hosting Business	HPC Hosting Business
Revenue:
Services and other revenue	$37,921	$26,296
Data center rental and other revenue	—	—
Total segment revenue	37,921	26,296
Costs and expenses:
Services and other cost of revenue	30,409	25,044
Data center rental and other cost of revenue	—	140
Selling, general and administrative (1)	965	1,894
Loss on abandonment of assets	512	1,240
Total costs and expenses	31,886	28,318
Segment profit (loss)	$6,035	$(2,022)
(1)Does not include selling, general and administrative expense that is not allocated to reportable segments, such as certain amounts of stock-based compensation, personnel expenses, and professional service expenses.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
The following tables present the reconciliation to net loss before income tax expense (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Segment profit
Data Center Hosting Business	$13,327	$6,035
HPC Hosting Business	33,431	(2,022)
Total segment profit	46,758	4,013
Other (1)	(109,137)	(13,775)
Operating loss	(62,379)	(9,762)
Interest expense	77,383	8,013
Interest income	(35,821)	(857)
Loss on change in fair value of derivatives	49,511	—
Loss on change in fair value of investment	11,352	—
Other expense, net	1,311	—
Net loss before income tax expense	$(166,115)	$(16,918)
(1)Other includes corporate related items not allocated to reportable segments and ChronoScale.
We also provide the following additional segment disclosures (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Depreciation and amortization:
Data Center Hosting Business	$2,386	$3,391
HPC Hosting Business	22,900	698
Other (1)	16,626	63
Total depreciation and amortization (2)	$41,912	$4,152
(1)Other includes corporate related items not allocated to reportable segments and ChronoScale.
(2)Includes amortization of the finance lease right-of-use assets.

Information on segment assets and a reconciliation to consolidated assets are as follows (in thousands):

	August 31, 2026	May 31, 2026
Data Center Hosting Business	$111,850	$113,788
HPC Hosting Business	10,805,831	8,999,081
Total segment assets	10,917,681	9,112,869
Other (1)	789,495	816,443
Total assets	$11,707,176	$9,929,312
(1)Other includes corporate related items not allocated to reportable segments and ChronoScale.
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
For the Three Months Ended August 31, 2026
Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. The table below shows the calculation for earnings per share:

	Three Months Ended
	August 31, 2026	August 31, 2025
Net loss	$(184,055)	$(16,926)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(51,484)	—
Preferred dividends	(1,543)	(1,576)
Net loss attributable to common stockholders	$(237,082)	$(18,502)

Net loss attributable to common stockholders:
Continuing operations	$(221,028)	$(18,502)
Discontinued operations	(16,054)	—
Net loss	$(237,082)	$(18,502)

Basic and diluted net loss per share attributable to common stockholders:
Continuing operations	$(0.76)	$(0.07)
Discontinued operations	(0.06)	—
Basic and diluted net loss per share	$(0.82)	$(0.07)

Basic and diluted weighted average number of shares outstanding	291,557,618	255,892,902
As of August 31, 2026 and August 31, 2025, the Company had approximately 15.2 million and 14.4 million shares, respectively, of granted but unvested performance stock units and restricted stock units that would have a potentially dilutive effect on earnings per share.
As of August 31, 2026 and August 31, 2025, the Company had approximately 7.5 million and 4.4 million shares, respectively, associated with the Company’s preferred stock which have been excluded from the calculation of earnings per share because the effect of those shares would be antidilutive. Additionally, the Company had approximately 28.1 million and 25.5 million warrants outstanding as of August 31, 2026 and August 31, 2025, respectively, which have been excluded from the calculations of earnings per share because the effect of those shares would be antidilutive. Lastly, if the Company's Convertible Notes were converted into shares of the Company's common stock as of August 31, 2026, approximately 46.1 million shares were excluded from the calculations of earnings per share because the effect of those shares would be antidilutive.
21.    Subsequent Events
Series G
Subsequent to the quarter, 128,750 shares of Series G Preferred Stock were converted into an aggregate of 5.2 million shares of the Company’s common stock.
Sale of Legacy Ekso Business
On September 30, 2026, ChronoScale, through its wholly-owned subsidiary ChronoScale Intermediate LLC, completed the sale of its legacy Ekso business through two related transactions: Ekso and its wholly-owned German subsidiary sold substantially all of the assets of Ekso’s “EksoWorks” industrial exoskeleton business, including the EVO product line, to DynaWear Tech, Inc. under an asset purchase agreement, and immediately thereafter, ChronoScale Intermediate LLC sold all of the outstanding capital stock of Ekso, which held the remaining neuro-rehabilitation business, to WanderEkso Inc., a subsidiary of Wandercraft SAS, under a stock purchase agreement.

APPLIED DIGITAL CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended August 31, 2026
Base Electron Power Purchase Agreement
On October 4, 2026, the Company entered into a Power Purchase Agreement with Base Electron, for the purchase of capacity and energy from an approximately 1,200 MW natural gas-fired generation facility to be developed by Base Electron in North Dakota, which is intended to provide dedicated generation for the Company’s Polaris Forge 3 campus expansion.

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
You should carefully review the risks described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended May 31, 2026, which was filed with the SEC on July 29, 2026, as well as any other cautionary language in this Quarterly Report on Form 10-Q, as the occurrence of any of these events could have an adverse effect, which may be material, on our business, results of operations, financial condition or cash flows.
A comparison of our results of operations and cash flows for the three months ended August 31, 2025 can be found under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2025, filed with the SEC on October 9, 2025.
During the fiscal year 2026, we completed the contribution of our Cloud Services Business to ChronoScale (as defined below), formerly Ekso (as defined below). As a result of this transaction, certain prior-period amounts presented in this Quarterly Report have been recast to conform to the current period presentation. The recast primarily reflects changes associated with the transaction, including revisions to the presentation of certain historical financial statement line items and related disclosures. As a result, certain fiscal quarter 2025 amounts presented in this Quarterly Report differ from the amounts previously reported in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2025.
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
Business Overview
We are a U.S. designer, developer, and operator of high-performance, sustainably engineered data centers and colocation services for artificial intelligence (“AI”), networking, and blockchain workloads. We provide digital infrastructure solutions to the rapidly growing industries of high-performance computing (“HPC”) and AI. We operate in two distinct business segments, data center hosting (the "Data Center Hosting Business") and HPC data center hosting (the “HPC Hosting Business”), both of which are included in our unaudited consolidated financial statements, as further discussed below. Management considers the Data Center Hosting Business and the HPC Hosting Business to be our core operations for long-run strategic and performance evaluation purposes.
We consolidate entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary or entities that meet the definition of a voting interest entity (“VOE”). The Company consolidates a VIE where it has been determined that the Company is the primary beneficiary of the entity's operation in accordance with ASC Topic 810, Consolidations. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its variable interest holders. The Company also evaluates its economic interests in the VIE.
On May 5, 2026, we completed the separation of our cloud services business. As of August 31, 2026 we owned approximately 96% of the outstanding common stock of ChronoScale Holdings Corporation (“ChronoScale”). We consolidate ChronoScale under the voting interest model because we hold a controlling financial interest. The ownership interests in ChronoScale not attributable to us are presented as noncontrolling interests in the unaudited condensed consolidated financial statements.
Trends and Other Factors Affecting Our Business
Regulatory Environment
The regulatory landscape surrounding AI and blockchain hosting services is evolving rapidly, and we anticipate increased scrutiny and potential regulation in the near and long term. Any such developments may significantly impact our business and operations in ways that are difficult to predict.
Governments and regulatory bodies are considering measures to ensure the responsible development and deployment of AI systems, including transparency, accountability, and fairness guidelines. For example, in the U.S Senate, committees of jurisdiction have passed several AI bills that establish industry standards and impose significant obligations in relation to the use of AI systems. On the state level, several U.S. states have considered AI legislation, which aims to reduce risk associated with the use of AI; while certain states have passed comprehensive AI legislation. A number of states have recently issued moratoriums on future AI data centers while other states are considering the same. In Europe, the EU AI Act has been adopted, portions of which have started to take effect, with other portions continuing to take effect over the next several years.
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
In the prior fiscal year, we commenced operations at our first HPC data center at our Polaris Forge 1 campus in Ellendale, North Dakota, with 100 MW of capacity. During the quarter, we began commencing operations at our second HPC data center at our Polaris Forge 1 campus, which reached its full 150MW of capacity as of the date of filing of this Form 10-Q.
Our third HPC building at our Polaris Forge 1 campus, which is expected to provide an additional 150MW of capacity, is currently under construction. We anticipate reaching full ready for service in calendar year 2027.
Our two buildings at our Polaris Forge 2 campus, with an aggregate 300MW of capacity, are currently under construction. We anticipate reaching initial ready for service in the second half of calendar year 2026 and full capacity in early calendar year 2027.
Our two buildings at our Polaris Forge 3 campus, with an aggregate 300MW capacity, are currently under construction. We anticipate reaching initial ready for service in the second half of calendar year 2027 and full capacity in the second half of calendar year 2028.
Our two buildings at our Delta Forge 1 campus, with an aggregate 300MW capacity, are currently under construction. We anticipate reaching initial ready for service in the first half of calendar year 2027 and full capacity in early calendar 2028.
On June 5, 2026, we entered into an approximately 15-year lease (with three five-year renewal options) with a high investment-grade hyperscaler at our Delta Forge 2 campus located in our southern region, comprising a single 210 MW building under construction. The lease is for the full 210 MW of critical IT load, representing approximately $5.2 billion of contracted revenue over the base term, with expected delivery in the first half of calendar year 2028.
We recognized $262.6 million in revenue from this business segment during the three months ended August 31, 2026, with $183.5 million related to services and other revenue and $79.1 million related to data center rental and other revenue.
Data Center Hosting Business
Our Data Center Hosting Business provides energized infrastructure services to crypto mining customers. Our custom-designed data centers allow customers to rent space based on their power requirements. As of August 31, 2026, our 106 MW facility in Jamestown, North Dakota and our 180 MW facility in Ellendale, North Dakota continue to operate at full capacity.

We recognized $37.8 million in revenue from this business segment during the three months ended August 31, 2026.
ChronoScale
In the prior fiscal year, we completed the separation of our cloud business in a series of transactions. As of August 31, 2026, we own approximately 96% of the issued and outstanding equity of ChronoScale Holdings Corporation ("ChronoScale Holdings"). ChronoScale Holdings owns and operates our historic cloud business through its wholly owned subsidiary, ChronoScale Corporation, and is consolidated into our financial statements.
The cloud business currently operates in three states: Colorado, Minnesota and Utah. This business provides cloud services to customers, such as AI and machine learning developers by renting space at third party co-location centers and providing the customers with access to its cloud computing equipment. Additionally, effective in the first quarter of fiscal year 2027, ChronoScale Holding’s cloud business provides AI infrastructure, or GPU-related, hardware, and ancillary support and maintenance services, through resale arrangements.
On July 1, 2026, we completed a holding company formation transaction (the “Holding Company Transaction”) that created the new parent holding company as the public company, with its operating companies as wholly-owned subsidiaries, including Applied Digital Cloud Corporation, which changed its name to ChronoScale Corporation. We effected the holding company structure to better reflect our individual operating businesses, which allows for and can accommodate future growth from internal operations and generally provides for greater administrative and operational flexibility. ChronoScale Holdings has the exact same classes and number of shares outstanding after the Holding Company Transaction as its predecessor had outstanding immediately before the Holding Company Transaction, and as such, the shareholders of ChronoScale Corporation prior to the Holding Company Transaction were not diluted as a result thereof. Following the Holding Company Transaction, ChronoScale Holdings became the successor issuer to ChronoScale and continues to trade on Nasdaq under the ticker symbol “CHRN” with the same CUSIP.
On August 6, 2026, ChronoScale entered into a two-year strategic partnership with Microsoft to support the planned development of approximately 50 MW of AI compute capacity. On August 24, 2026, ChronoScale entered into a one-year extension of such strategic partnership, resulting in a total of a three-year service term. Upon projected completion, the deployment is expected to expand available compute capacity and further strengthen ChronoScale’s digital infrastructure supporting AI and cloud computing applications.
Debt and Equity Offerings and Changes to Equity
Cloud SAFE Payoff
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
$1.59 Billion Senior Secured Notes due 2031
On June 16, 2026, APLD ComputeCo 3 LLC refinanced the Bridge Facility with the closing of a $1.59 billion offering (the “2031 7.000% Notes Offering”) of 7.000% senior secured notes due 2031 (the “2031 7.000% Notes”) at an issue price of 100.000% of par. The 2031 7.000% Notes are senior secured obligations of APLD ComputeCo 3 LLC and bear interest at a rate of 7.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2026. The principal amount of the 2031 7.000% Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, pursuant to the terms and amounts set forth in the 2031 7.000% Notes Indenture. The 2031 7.000% Notes will mature on June 15, 2031, unless earlier redeemed or repurchased in accordance with their terms. The 2031 7.000% Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo 3 LLC. The Company provided a customary completion guarantee for the 2031 7.000% Notes Offering.
Series G Preferred Stock
On June 26, 2026, we entered into the sixth amendment to the PEPA to increase the aggregate commitment amount under the PEPA for the issuance of shares of Series G Preferred Stock from $1,590,000,000 to $2,000,000,000.
As Series G Preferred Stock may be reissued, during the three months ended August 31, 2026, we issued and sold 283,250 shares of Series G Preferred Stock for gross proceeds of $275.0 million. During the three months ended August 31, 2026,

154,500 shares of Series G Preferred Stock were converted into 4.5 million shares of our common stock. As of August 31, 2026, 128,750 shares of Series G Preferred Stock were issued and outstanding.
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
Upsize of 2026 Revolving Credit Facility
On June 26, 2026, in connection with the 2026 Revolving Credit Facility, the Company, APLD Intermediate HoldCo, and certain subsidiaries of APLD Intermediate HoldCo entered into an Incremental Assumption Agreement No. 1 (the “Incremental Assumption Agreement”), with First National Bank of Omaha (in its capacities as administrative agent and collateral agent under the 2026 Revolving Credit Facility) and the lenders and issuing banks party thereto, providing for an Incremental Revolving Facility Commitment (as defined in the Incremental Assumption Agreement) in an aggregate principal amount of up to $80.0 million (the “Incremental Revolving Financing”). After giving effect to the Incremental Assumption Agreement, the aggregate revolving commitments under the 2026 Revolving Credit Facility increased to $430.0 million, with an additional $120 million accordion option remaining. The Incremental Revolving Financing constitutes a part of the 2026 Revolving Credit Facility and is subject to the terms and conditions of the Revolving Credit Agreement and the other loan documents entered into in connection therewith.
Loan and Security Agreement
On June 30, 2026, we entered into a Loan and Security Agreement (the "Texas Capital Loan Agreement") with Texas Capital Bank ("Texas Capital") and a related Promissory Note in favor of Texas Capital in the stated principal amount of $58.5 million (the "Texas Capital Note"). The Texas Capital Loan Agreement contains standard terms, conditions and covenants. Interest is payable on the Texas Capital Note at the sum of an adjusted term SOFR plus an applicable margin. The Texas Capital Note matures on June 30, 2031.
Series E and Series E-1 Redemptions
During the three months ended August 31, 2026, 276,673 shares of Series E Preferred Stock were redeemed as well as 78 shares of Series E-1 Preferred Stock.
Recent Developments
Series G
Subsequent to the quarter, 128,750 shares of Series G Preferred Stock were converted into an aggregate of 5.2 million shares of the Company’s common stock.
Sale of Legacy Ekso Business
On September 30, 2026, ChronoScale, through its wholly-owned subsidiary ChronoScale Intermediate LLC, completed the sale of its legacy Ekso business through two related transactions: Ekso and its wholly-owned German subsidiary sold substantially all of the assets of Ekso’s “EksoWorks” industrial exoskeleton business, including the EVO product line, to DynaWear Tech, Inc. under an asset purchase agreement, and immediately thereafter, ChronoScale Intermediate LLC sold all of the outstanding capital stock of Ekso, which held the remaining neuro-rehabilitation business, to WanderEkso Inc., a subsidiary of Wandercraft SAS, under a stock purchase agreement.
Base Electron Power Purchase Agreement
On October 4, 2026, the Company entered into a Power Purchase Agreement with Base Electron, for the purchase of capacity and energy from an approximately 1,200 MW natural gas-fired generation facility to be developed by Base Electron in North Dakota, which is intended to provide dedicated generation for our Polaris Forge 3 campus expansion.

Results of Operations
Comparative Results for the Three Months Ended August 31, 2026 and August 31, 2025:
The following table sets forth key components of the results of operations (in thousands) during the three months ended August 31, 2026 and August 31, 2025.

	Three Months Ended
	August 31, 2026	August 31, 2025
Revenue:
Services and other revenue	$262,755	$80,934
Data center rental and other revenue	79,120	—
Total revenue	341,875	80,934
Costs and expenses:
Services and other cost of revenue	245,709	58,831
Data center rental and other cost of revenue	43,862	140
Selling, general and administrative (1)	114,683	29,482
Loss on abandonment of assets	—	2,243
Total costs and expenses	404,254	90,696
Operating loss	(62,379)	(9,762)
Interest expense	77,383	8,013
Interest income (2)	(35,821)	(857)
Loss on change in fair value of derivatives	49,511	—
Loss on change in fair value of investment	11,352	—
Other expense, net	1,311	—
Net loss before income tax expense	(166,115)	(16,918)
Income tax expense	1,886	8
Net loss from continuing operations	(168,001)	(16,926)
Net loss from discontinued operations	(16,054)	—
Net loss	(184,055)	(16,926)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	(51,484)	—
Preferred dividends	(1,543)	(1,576)
Net loss attributable to common stockholders	$(237,082)	$(18,502)

Net loss attributable to common stockholders
Continuing operations	$(221,028)	$(18,502)
Discontinued operations	(16,054)	—
Net loss	$(237,082)	$(18,502)

Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.76)	$(0.07)
Discontinued operations	(0.06)	—
Basic and diluted net loss per share	$(0.82)	$(0.07)

Basic and diluted weighted average number of shares outstanding	291,557,618	255,892,902

Adjusted Amounts (3)
Adjusted revenue	$300,393	$64,216
Adjusted operating income (loss)	$37,816	$(3,616)
Adjusted operating margin	13%	(6)%

Adjusted net loss from continuing operations attributable to common stockholders	$(4,053)	$(7,570)
Adjusted net loss from continuing operations attributable to common stockholders per diluted share	$(0.01)	$(0.03)

Other Financial Data (3)
EBITDA	$(72,625)	$(18,140)
as a percentage of adjusted revenue	(24)%	(28)%
Adjusted EBITDA	$64,412	$537
as a percentage of adjusted revenue	21%	1%
Net operating income	$58,829	$—
Net operating income margin	89%	—%
(1)Includes related party selling, general and administrative expense of $49.7 thousand and $74.3 thousand for the three months ended August 31, 2026 and August 31, 2025, respectively. See Note 7 - Related Party Transactions for further discussion of related party transactions.
(2)Includes related party income of $0.7 million for the three months ended August 31, 2026. See Note 7 - Related Party Transactions for further discussion of related party transactions.
(3)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. These non-GAAP measures exclude the results of the Cloud Services Business. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliation" section of Management’s Discussion and Analysis.
Commentary on Results of Operations Comparative Results for the Three Months Ended August 31, 2026 compared to the Three Months Ended August 31, 2025
Revenue
Services and other revenue increased $181.8 million, or 225%, from $80.9 million for the three months ended August 31, 2025 to $262.8 million for the three months ended August 31, 2026. The increase was primarily due to an increase in tenant fit-out services of approximately $157.2 million. This revenue also consisted of approximately $23.0 million in GPU hardware sales related to ChronoScale. The remaining increase in services and other revenue was due to performance improvements in Data Center Hosting Business and ChronoScale during the three months ended August 31, 2026 compared to the three months ended August 31, 2025.
Data center rental and other revenue was $79.1 million for the three months ended August 31, 2026 compared to no revenue for the three months ended August 31, 2025, as our HPC Hosting Business commenced operations in the second half of the fiscal year 2026, resulting in approximately $65.8 million related to base rent, net of $0.9 million in amortization of customer lease incentives, and $13.3 million related to tenant recoveries.
Cost of revenues
Services and other cost of revenues increased $186.9 million, or 318%, from $58.8 million for the three months ended August 31, 2025 to $245.7 million for the three months ended August 31, 2026. The increase in services and other cost of revenues was due to the following changes:
•approximately $151.1 million increase in expenses associated with tenant fit-out services for our HPC Hosting Business;
•approximately $22.4 million in cost of revenue associated with GPU hardware sales related to ChronoScale, which commenced during the current fiscal quarter;
•approximately $14.2 million increase in depreciation and amortization expense due to the Cloud Services Business no longer being classified as held for sale;
•approximately $3.6 million increase in lease and lease related expenses primarily related to ChronoScale’s operating leases; and
•approximately $0.3 million increase in personnel expenses and other costs due to the increases in headcount as well as other related costs directly supporting revenue.

These increases were partially offset by a decrease of approximately $4.7 million in energy costs associated with our Data Center Hosting Business and other costs directly supporting revenue.
Data center rental and other cost of revenue increased by $43.7 million, from $0.1 million for the three months ended August 31, 2025 to $43.9 million for the three months ended August 31, 2026 as the Company’s HPC hosting operations were not fully commenced during the first fiscal quarter 2026. The increase in data center rental and other cost of revenue was categorized as follows:
•approximately $22.4 million increase in depreciation and amortization associated with our HPC Hosting Business;
•approximately $13.3 million increase in expenses which are reimbursable as tenant recoveries;
•approximately $5.6 million increase in rental property operating expenses, which are not eligible for recovery from our tenant;
•approximately $1.3 million increase in property insurance expenses associated with our HPC Hosting Business; and
•approximately $0.8 million increase in property tax expenses associated with our HPC Hosting Business.
Selling, general and administrative expense
Selling, general and administrative expense increased $85.2 million, or 289%, from $29.5 million for the three months ended August 31, 2025 to $114.7 million for the three months ended August 31, 2026. The increase in selling, general and administrative expense was categorized as follows:
•approximately $51.7 million increase in stock based compensation primarily due to an increase in shares awarded related to the increase in headcount and increase in performance stock awards granted in the period after the three months ended August 31, 2025;
•approximately $12.1 million increase in professional service expense primarily related to legal services provided on discrete transactions and projects, as well as general support of the business;
•approximately $9.9 million increase in personnel expenses related to the increase in headcount;
•approximately $9.5 million increase in other selling, general, and administrative expense such as travel, computer and software expenses; and
•approximately $2.0 million increase in lease and lease related expense primarily related to ChronoScale’s operating leases.
Loss on abandonment of assets
Loss on abandonment of assets was $2.2 million for the three months ended August 31, 2025, driven by the write down of assets to their fair value upon disposal. There was no such loss recorded in the current year comparative period.
Interest expense
Interest expense increased $69.4 million, or 866%, from $8.0 million for the three months ended August 31, 2025, to $77.4 million for the three months ended August 31, 2026. As we entered into more debt arrangements, there was an increase of approximately $66.4 million in interest expense, approximately $2.8 million in loan issuance discount, and approximately $2.4 million in loan issuance cost. These increases were partially offset by a decrease of $2.2 million in finance lease interest associated with the renegotiation of the majority of our finance leases during fiscal year ended May 31, 2026.
Interest income
Interest income increased $35.0 million, or 4,080%, from $0.9 million for the three months ended August 31, 2025 to $35.8 million for the three months ended August 31, 2026 due to an increase in funds held in interest-bearing accounts.
Loss on change in fair value of derivatives
Loss on the change in fair value of derivatives was $49.5 million for the three months ended August 31, 2026, due a decrease of $56.1 million in the fair value of our Babcock & Wilcox Enterprises, Inc. (“B&W”) common stock warrant and an increase of $6.6 million in the fair value of the derivative assets related to the preferred units and corresponding common units held by APLD HPC TopCo 2’s redeemable noncontrolling interest. There was no such loss recorded in the prior year comparative period.

Loss on change in fair value of investment
Loss on change in fair value of investment was $11.4 million for the three months ended August 31, 2026, due to a decrease in fair value of our investment in B&W common stock. There was no such loss recorded in the prior year comparative period.
Other expense, net
Other expense, net was $1.3 million for the three months ended August 31, 2026 and consisted of a loss of approximately $1.3 million due to the settlement of the SAFEs as a result of an agreement reached with the investor offset by a gain on the fair value of warrants issued to third parties. There was no such activity recorded in the prior year comparative period.
Income tax expense
Income tax expense was $1.9 million for the three months ended August 31, 2026, compared to nominal expense for the three months ended August 31, 2025. This change was driven by an increase in current federal and state income tax expense during the current fiscal quarter.
Net loss from discontinued operations
Net loss from discontinued operations was $16.1 million for the three months ended August 31, 2026 and represents the income statement activity related to the Ekso business at ChronoScale classified as held for sale and discontinued operations. There was no such activity in the prior year comparative period.
Comparative Segment Data for the Three Months Ended August 31, 2026 and August 31, 2025:
The following table sets forth the operating (loss) profit for each of our segments for the three months ended August 31, 2026 and August 31, 2025 (in thousands):

	Three Months Ended
	August 31, 2026	August 31, 2025
Segment profit
Data Center Hosting Business	$13,327	$6,035
HPC Hosting Business	33,431	(2,022)
Total segment profit	$46,758	$4,013
Commentary on Segment Data Comparative Results for the Three Months Ended August 31, 2026 compared to the Three Months Ended August 31, 2025
Data Center Hosting Business
Operating Profit
Data Center Hosting Business operating profit increased $7.3 million, or 121%, from $6.0 million for the three months ended August 31, 2025 to $13.3 million for the three months ended August 31, 2026 primarily due to a decrease of $6.4 million in cost of revenues due to more advantageous power pricing when compared to the to the three months ended August 31, 2025.
HPC Hosting Business
Operating Profit
HPC Hosting Business operating profit increased $35.5 million, or 1,753%, from a loss of $2.0 million for the three months ended August 31, 2025 to a profit of $33.4 million for the three months ended August 31, 2026. The change is primarily due to revenue generated from the first two buildings at our Polaris Forge 1 campus, as well as tenant fit-out services performed, net of expenses during the three months ended August 31, 2026 compared to the three months ended August 31, 2025.
Non-GAAP Measures
To supplement our unaudited condensed consolidated financial statements presented under GAAP, we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations by providing perspective on results absent one-time or significant non-cash items. We utilize these measures in the business planning process to understand expected operating performance and to evaluate results against those expectations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our core business operating results regarding factors and trends affecting our business and provide a reasonable basis for comparing our ongoing results of operations. Management considers the Data Center Hosting Business and the HPC Hosting Business to be our core operations for long-run strategic and performance evaluation purposes. Accordingly, these non-GAAP financial measures exclude the results of our consolidated subsidiary, ChronoScale. ChronoScale is included in our unaudited condensed consolidated financial statements and results of continuing operations. Due to its strategic role relative to the Company’s core business, management believes the ChronoScale results may obscure underlying trends in the performance of core operations when included in certain non-GAAP measures.
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
Adjusted Operating Income (Loss), Adjusted Net Loss from Continuing Operations, and Adjusted Net Loss from Continuing Operations per Diluted Share
“Adjusted operating income (loss)” and “Adjusted net loss from continuing operations” are non-GAAP financial measures that represent operating income and net income (loss) from operations excluding ChronoScale, respectively. Adjusted operating income (loss) is Operating loss excluding operating (loss) income from ChronoScale, stock-based compensation, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, non-cash amortization of customer lease incentives, loss on abandonment of assets, restructuring expenses and other non-recurring expenses that management believes are not representative of our expected ongoing costs. Adjusted net loss from continuing operations is Adjusted operating income (loss) further adjusted for interest expense directly attributable to ChronoScale, loss on change in fair value of derivatives, and loss on change in fair value of investment. We define “Adjusted net loss from continuing operations per diluted share” as Adjusted net loss from continuing operations divided by weighted average diluted share count.
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest expense, interest income, income tax expense, and depreciation and amortization and excluding results of ChronoScale. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, non-cash amortization of customer lease incentives, non-recurring repair expenses, diligence, acquisition, disposition and integration expenses, litigation expenses, loss on abandonment of assets, loss on change in fair value of derivatives, loss on change in fair value of investments, restructuring expenses, and other non-recurring expenses that management believes are not representative of our expected ongoing costs.
Net Operating Income
"Net Operating Income" is a non-GAAP financial measure that represents base rental revenue from the HPC Hosting Business. Net Operating Income is HPC Hosting Business base rental revenue, excluding the non-cash amortization of one-

time customer lease incentives provided at contract inception, less rental property operating expenses, property taxes, and property insurance expenses. "Net Operating Income Margin" is defined as Net Operating Income divided by HPC Hosting Business base rental revenue.
Reconciliation of GAAP to Non-GAAP Measures
(In thousands, except percentage data)

	Three Months Ended
	August 31, 2026	August 31, 2025
Adjusted revenue
Total Revenue (GAAP)	$341,875	$80,934
Less: ChronoScale revenue	(41,482)	(16,718)
Adjusted revenue (Non-GAAP)	$300,393	$64,216

Adjusted operating income (loss)
Operating loss (GAAP)	$(62,379)	$(9,762)
Operating loss from ChronoScale	25,354	(12,531)
Stock-based compensation (1)	59,391	14,446
Non-recurring repair expenses (2)	72	173
Diligence, acquisition, disposition and integration expenses (3)	11,911	1,196
Litigation expenses (4)	1,177	190
Non-cash amortization of customer lease incentives	854	—
Loss on abandonment of assets	—	1,751
Restructuring expenses (5)	129	431
Other non-recurring expenses (6)	1,307	490
Adjusted operating income (loss) (Non-GAAP)	$37,816	$(3,616)
Adjusted operating margin	13%	(6)%

Adjusted net loss from continuing operations
Net loss from continuing operations (GAAP)	$(168,001)	$(16,926)
Operating loss from ChronoScale	25,354	(12,531)
Net interest expense directly attributable to ChronoScale	1,557	3,210
Stock-based compensation (1)	59,391	14,446
Non-recurring repair expenses (2)	72	173
Diligence, acquisition, disposition and integration expenses (3)	11,911	1,196
Litigation expenses (4)	1,177	190
Non-cash amortization of customer lease incentives	854	—
Loss on abandonment of assets	—	1,751
Loss on change in fair value of derivatives	49,511	—
Loss on change in fair value of investment	11,352	—
Restructuring expenses (5)	129	431
Other non-recurring expenses (6)	2,640	490
Adjusted net loss from continuing operations (Non-GAAP)	$(4,053)	$(7,570)
Diluted weighted average number of shares outstanding (Non-GAAP)	291,557,618	255,892,902
Adjusted net loss from continuing operations per diluted share (Non-GAAP)	$(0.01)	$(0.03)

EBITDA and Adjusted EBITDA
Net loss from continuing operations (GAAP)	$(168,001)	$(16,926)
Operating loss from ChronoScale	25,354	(12,531)

Interest expense	77,383	8,013
Interest income	(35,821)	(857)
Income tax (benefit) expense	1,886	8
Depreciation and amortization	26,574	4,153
EBITDA (Non-GAAP)	$(72,625)	$(18,140)
Stock-based compensation (1)	59,391	14,446
Non-recurring repair expenses (2)	72	173
Diligence, acquisition, disposition, and integration expenses (3)	11,911	1,196
Litigation expenses (4)	1,177	190
Non-cash amortization of customer lease incentives	854	—
Loss on change in fair value of derivatives	49,511	—
Loss on change in fair value of investment	11,352	—
Loss on abandonment of assets	—	1,751
Restructuring expenses (5)	129	431
Other non-recurring expenses (6)	2,640	490
Adjusted EBITDA (Non-GAAP)	$64,412	$537

Net Operating Income
HPC Hosting Business base rental revenue (GAAP)	$65,800	$—
Non-cash amortization of customer lease incentives	854	—
Rental property operating expenses	(5,726)	—
Property taxes	(821)	—
Property insurance expenses	(1,278)	—
Net Operating Income (Non-GAAP)	$58,829	$—
Net Operating Income margin	89%	—%
(1)Represents stock-based compensation expense and employment taxes incurred in connection with the vesting of stock-based awards.
(2)Represents costs incurred for the non-recurring repair and replacement of equipment at our data center facilities.
(3)Represents legal, accounting and consulting costs incurred in association with certain discrete transactions and projects.
(4)Represents non-recurring litigation expense associated with our defense of class action lawsuits and legal fees related to matters with certain former employees. We do not expect to incur these expenses on a regular basis.
(5)Represents non-recurring expenses associated with employee separations.
(6)Represents expenses that are not representative of our expected ongoing costs.
Funding Requirements
We have experienced net losses through the period ended August 31, 2026. Our transition to profitability is dependent on the successful operation of our business.
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
Sources of Liquidity
Our primary capital requirements are to fund the development and expansion of our data center infrastructure, support working capital needs, cover operating expenses, and finance capital expenditures associated with technology upgrades and facility enhancements. As of August 31, 2026, we had unrestricted cash and cash equivalents of $2.9 billion and restricted cash of $728.0 million. Historically, we have incurred losses and have relied on equity and debt financings to fund our operations. We have primarily generated cash in the last 12 months from the proceeds of our term loans, issuances of preferred stock, senior secured notes (issued by our subsidiaries), debt facilities and the receipt of contractual deposits and revenue payments from customers.
We believe that existing cash balances, cash flows from operations, existing debt facilities, and access to capital markets will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, and other contractual obligations, for at least the next twelve months.
Recent Financing Activities
See Note 9 - Debt in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans and other debt instruments.
7.000% Senior Secured Notes due 2031
On June 16, 2026, APLD ComputeCo 3 LLC refinanced the Bridge Facility with the closing of a $1.59 billion offering (the “2031 7.000% Notes Offering”) of 7.000% senior secured notes due 2031 (the “2031 7.000% Notes”) at an issue price of 100.000% of par. The 2031 7.000% Notes are senior secured obligations of APLD ComputeCo 3 and bear interest at a rate of 7.000% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2026. The principal amount of the 2031 7.000% Notes will amortize on a semi-annual basis on June 15 and December 15 of each year, pursuant to the terms and amounts set forth in the 2031 7.000% Notes Indenture. The 2031 7.000% Notes will mature on June 15, 2031, unless earlier redeemed or repurchased in accordance with their terms. The 2031 7.000% Notes are fully and unconditionally guaranteed by the subsidiary guarantors, all of which are wholly owned subsidiaries of APLD ComputeCo 3 LLC. The Company provided a customary completion guarantee for the 2031 7.000% Notes Offering.
Series G Convertible Preferred Stock
During the three months ended August 31, 2026, the Company issued and sold 283,250 shares of Series G Preferred Stock for gross proceeds of $275.0 million. During the three months ended August 31, 2026, 154,500 shares of Series G Preferred Stock were converted into 4.5 million shares of the Company’s common stock. As of August 31, 2026, 128,750 shares of Series G Preferred Stock were issued and outstanding.
Upsize of 2026 Revolving Credit Facility
On June 26, 2026, in connection with the 2026 Revolving Credit Facility, the Company, APLD Intermediate HoldCo, and certain subsidiaries of APLD Intermediate HoldCo entered into an Incremental Assumption Agreement No. 1 (the Incremental Assumption Agreement”), with First National Bank of Omaha (in its capacities as administrative agent and collateral agent under the 2026 Revolving Credit Facility) and the lenders and issuing banks party thereto, providing for an Incremental Revolving Facility Commitment (as defined in the Incremental Assumption Agreement) in an aggregate principal amount of up to $80.0 million (the “Incremental Revolving Financing”). After giving effect to the Incremental Assumption Agreement, the aggregate revolving commitments under the 2026 Revolving Credit Facility increased to $430.0 million, with an additional $120.0 million accordion option remaining. The Incremental Revolving Financing constitutes a part of the 2026 Revolving Credit Facility and is subject to the terms and conditions of the Revolving Credit Agreement and the other loan documents entered into in connection therewith.
As of August 31, 2026, approximately $241.0 million of standby letters of credit were outstanding under the 2026 Revolving Credit Facility. Refer to Note 9 - Debt in the accompanying notes to the unaudited condensed consolidated financial statements for additional information.

Loan and Security Agreement
On June 30, 2026, we entered into a Loan and Security Agreement (the "Texas Capital Loan Agreement") with Texas Capital Bank ("Texas Capital") and a related Promissory Note in favor of Texas Capital in the stated principal amount of $58.5 million (the "Texas Capital Note"). The Texas Capital Loan Agreement contains standard terms, conditions and covenants. Interest is payable on the Texas Capital Note at the sum of an adjusted term SOFR plus an applicable margin. The Texas Capital Note matures on June 30, 2031.
Material Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of August 31, 2026 (in thousands):

	Payments Due by Period
	Total	Remainder of FY 2027	FY 2028	FY 2029	FY 2030	FY 2031	Thereafter
Debt obligations(1)	$6,721,605	$108,739	$221,545	$341,453	$354,294	$4,256,666	$1,438,908
Interest on debt obligations(2)	2,156,434	326,507	490,014	464,054	437,126	391,956	46,777
Operating lease obligations(3)	69,074	16,036	23,967	18,391	4,812	1,315	4,553
Financing lease obligations(4)	48,342	37,374	10,968	—	—	—	—
Power commitments(5)	12,121	12,121	—	—	—	—	—
Preferred share dividends(6)	31,999	4,174	5,565	5,565	5,565	5,565	5,565
(1)Debt obligations presented in the table reflect scheduled principal payments related to our outstanding debt as described in Note 9 - Debt to the unaudited condensed consolidated financial statements for further discussion.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 9 - Debt to the unaudited condensed consolidated financial statements for further discussion.
(3)Operating lease obligations include future minimum payments for our operating leases.
(4)Financing lease obligations include future minimum payments for our finance leases.
(5)Power commitments represents our obligation related to the energy services agreement for our Jamestown, North Dakota co-hosting facility payable. See Note 18 - Commitments and Contingencies to the unaudited condensed consolidated financial statements for further discussion.
(6)Preferred share dividends represent estimated future dividend payments per year in accordance with preferred stock that has been issued. The estimated future dividend payments will continue until preferred stock is redeemed.
Summary of Cash Flows
The following table provides information about our net cash flow for the three months ended August 31, 2026 and August 31, 2025, respectively.

	Three Months Ended
$ in thousands	August 31, 2026	August 31, 2025
Net cash provided by (used in) operating activities	$63,921	$(81,531)
Net cash used in investing activities	(2,082,879)	(249,914)
Net cash provided by financing activities	1,543,472	322,236
Net decrease in cash and cash equivalents, and restricted cash	(475,486)	(9,209)
Cash, cash equivalents, and restricted cash, beginning of period, including cash from discontinued operations	4,153,431	123,318
Cash, cash equivalents, and restricted cash, end of period, including cash from discontinued operations	$3,677,945	$114,109
Less: Cash, cash equivalents, and restricted cash from discontinued operations	$2	$—
Cash, cash equivalents, and restricted cash from continued operations	$3,677,943	$114,109

Commentary on the change in cash flows between the Three Months Ended August 31, 2026 and Three Months Ended August 31, 2025
Operating Activities
The net cash provided by (used in) operating activities changed by $145.5 million, or 178%, from $81.5 million used in operating activities for the three months ended August 31, 2025 to $63.9 million provided by operating activities for the three months ended August 31, 2026. Activities that positively impacted operating cash flows during the three months ended August 31, 2026 included stock-based compensation, loss on change in fair value of derivatives, loss on change in fair value of investment, loss on classification of held for sale and non-cash interest expense. Other impacts included changes in operating assets and liabilities primarily affected by changes in the timing and quantity of services provided and associated working capital needs.
Investing Activities
The net cash used in investing activities increased by $1.8 billion, or 733%, from $249.9 million for the three months ended August 31, 2025, to $2.1 billion for the three months ended August 31, 2026. This increase was primarily due to an increase of approximately $1.8 billion in investments in property and equipment during the three months ended August 31, 2026 as our payments in the current period for construction of each of our Polaris Forge 1, Polaris Forge 2, Polaris Forge 3, Delta Forge 1, and Delta Forge 2 campus data center facilities increased as well as investment in companies.
Financing Activities
The net cash provided by financing activities increased by $1.2 billion, or 379%, from $322.2 million for the three months ended August 31, 2025 to $1.5 billion for the three months ended August 31, 2026. The primary reason for the change was an increase in the net borrowings of long-term debt of $1.6 billion from the issuance of our 2031 Notes as well as an our draw on the 2026 Revolver of $82.4 million. Additionally, there was an increase in receipt of net proceeds from offerings of our preferred stock of approximately $104.5 million during the three months ended August 31, 2026 compared to the three months ended August 31, 2025. These increases were partially offset by an increase of $313.5 million in repayments of long-term debt as well as a decrease of $196.4 million in proceeds from common stock during the three months ended August 31, 2026 compared to the three months ended August 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our exposure to market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of August 31, 2026, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the three months ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings.
The Company, Wes Cummins, the Company's Chief Executive Officer, and David Rench, the Company's then Chief Financial Officer, have been named as defendants in a putative securities class action lawsuit in the matter styled, McConnell v. Applied Digital Corporation, et al., Case No. 3:23-cv-1805, filed in August 2023 in the U.S. District Court for the Northern District of Texas (the “Securities Lawsuit”). Specifically, the complaint asserts claims pursuant to Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on allegedly false or misleading statements regarding the company’s business, operations, and compliance policies, including claims that the Company overstated the profitability of its Data Center Hosting Business and its ability to successfully transition into a low-cost cloud services provider and that the Company’s board of directors was not “independent” within the meaning of Nasdaq listing rules. On May 22, 2024, the court appointed lead plaintiff and approved lead counsel, and on July 22, 2024, Lead Plaintiff filed an amended complaint which asserts the same claims based on similar allegations in the original complaint. On September 20, 2024, the defendants filed a motion to dismiss the amended complaint. On November 20, 2024, Lead Plaintiff filed his opposition to the Motion to Dismiss. On January 3, 2025, the defendants filed their reply in further support of the Motion to Dismiss. On September 8, 2025, the Court issued an order staying the Securities Lawsuit and administratively closing it pending resolution of the Motion to Dismiss. See discussion in Note 18 - Commitments and Contingencies.
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
Item 1A. Risk Factors
As of the date of this filing, there have been no material changes to the risk factors associated with our business previously disclosed in the “Risk Factors” section in Part I, Item 1A, of our Annual Report on 2026 Form 10-K for the fiscal year ended May 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Base Electron Power Purchase Agreement
On October 4, 2026, the Company entered into a Power Purchase Agreement and a related credit support agreement with Base Electron for the purchase of capacity and energy from an approximately 1,200 MW natural gas-fired generation facility to be developed by Base Electron in Center, North Dakota, which is intended to provide dedicated generation for the Company's Polaris Forge 3 campus. The Power Purchase Agreement has a 15-year delivery term and provides for fixed monthly payments based on target contract capacity, and may be terminated by Base Electron if financial close for the facility has not occurred by March 31, 2027. The Power Purchase Agreement and the credit support agreement were approved by the Company's Board of Directors following review and recommendation by the Board's Base Electron Related Party Transaction Committee.
As of October 4, 2026, the Company owned approximately 10% of Base Electron. Base Electron is an independent power producer formed for the purpose of developing and operating dedicated power generation infrastructure for high-density AI data center campuses. It is owned and managed by certain officers and directors of the Company, including Messrs. Cummins and Zhang and Dr. Nottenburg, acting in their individual capacities, as well as numerous third parties. In addition, Messrs. Cummins and Zhang serve as the Chief Executive Officer, and President and Secretary of Base Electron, respectively.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Document
4.1
Indenture, dated as of June 16, 2026, among APLD ComputeCo 3 LLC, APLD HPC Holdings 2 LLC, the Subsidiary Guarantors as defined therein and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 7.000% senior secured notes. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2026).

4.2
Form of Note representing the 7.000% Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2026).

10.1†
Credit Agreement, dated as of May 29, 2026, by and between Applied Digital Corporation, APLD Intermediate Holdco LLC, the lenders party thereto, First National Bank of Omaha and Goldman Sachs Lending Partners LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.2^
Incremental Assumption Agreement No. 1, dated as of June 26, 2026, by and among Applied Digital Corporation, APLD Intermediate Holdco LLC, the Subsidiary Guarantors, lenders and each issuing bank party thereto, and First National Bank of Omaha. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.3^
Form of Sixth Amendment to Preferred Equity Purchase Agreement by and between the Company and the investors signatory thereto. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2026).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, Texas on October 7, 2026.

APPLIED DIGITAL CORPORATION

By:	/s/ Wes Cummins
Name: Wes Cummins
Title: Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer)

By:	/s/ Saidal Mohmand
Name: Saidal Mohmand
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)